Form 10KSB
period 2000-06-30
VENTURES NATIONAL INC
filed 2000-09-06
CIK 770471

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended June 30, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

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


                 5525 SOUTH 900 EAST, SUITE 110 SALT LAKE CITY,
                                   UTAH 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                             VENTURES-NATIONAL, INC
                                  -------------

          (Former Name or Former Address, if changed since last Report)
                             1509 49TH STREET SOUTH
                            GULFPORT, FLORIDA 33707


Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  June 30, 2000 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 30, 2000 - $293,583. There are approximately 293,583,687 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  JUNE 30, 2000
                                   293,583,687

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Ventures-National, Inc. (the "Company") was incorporated under the laws of the state of Utah on March 1, 1985. On December, 1986, the Company signed a letter of intent with Woroner Technology Corporation of Florida, manufacturer and seller of electronic systems and non-electronic products for both the military and consumer markets world-wide. On May 14, 1987, the Company acquired through an exchange of common stock all of the outstanding common stock of Woroner Technology Corporation, a Florida corporation, pursuant to an Agreement and Plan of Reorganization dated as of March 19, 1987. The Company was involved in the manufacturing and sale of electronic systems and non-electronic products for both military and consumer markets. These operations proved to be unsuccessful and ended over ten years ago. Because the Company has no assets and conducts no material business, management anticipates that any such venture would require it to issue shares of its common stock as the sole consideration to acquire the venture. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such venture; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successfull.

     The Company's initial authorized capital was $100,000, consisting of 100,000,000 shares of one mill ($0.001) par value common voting stock. See Part II, Item 13.

     On August 26, 1985, Articles of Amendment were filed to amend Article III, of the Articles of Incorporation. See Part II, Item 13.

     On August 12, 1985, Articles of Amendment were filed to amend the initial authorized capital to $500,000, consisting of 500,000,000 shares at a par value of $.001 per share. See Part II, Item 13.

     On May 1, 1987, Articles of Amendment were filed to amend the initial authorized capital to $950,000, consisting of 950,000,000 shares at a par value of $.001 per share. See Part II, Item 13.


     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries to the Company.

Risk Factors.
------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg.
Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products and Services.
--------------------------------

     None; not applicable

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
-----------------------------------------------------------------------------

     None; not applicable

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     None; not applicable


Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its shareholder, James Doolin, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Utah. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Doolin of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended June 30, 2000, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 1185.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

None;

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of June 30, 2000, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     As of June 30, 2000, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended June 30, 2000, the Company had a net loss of $2,939. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended June 30, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - June 30, 2000

          Statements of Operations for the years ended
          June 30, 2000 and 1999

          Statements of Stockholders' Equity for the years ended June 30, 2000 and 1999

          Statements of Cash Flows for the years ended
          June 30, 2000 and 1999

          Notes to the Financial Statements

                             VENTURES-NATIONAL, INC.

                              FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2000 AND 1999

                                       AND

                          INDEPENDENT AUDITORS' REPORT




                             VENTURES-NATIONAL, INC.

                                Table of Contents



Independent Auditors' Report                                                              1

Financial Statements

        Statements of Financial Position                                                  2

        Statements of Operations                                                          3


        Statement of Stockholders' Deficit                                                4

        Statements of Cash Flows                                                          6

        Notes to Financial Statements                                                     7


THURMAN SHAW & CO., L.C.
---------------------------------------------------------------------------

Certified Public Accountants                               James K. Thurman
                                                           Jeffrey L. Shaw
                                                           Justin R. Shaw







                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Ventures-National, Inc.
Salt Lake City, Utah


We have audited the statements of financial position of Ventures-National, Inc. (a development stage company) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the three years ended June 30, 2000, 1999 and 1998 and cumulative from inception (January
1983) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Ventures-National, Inc. as of February 28, 1989 (not presented herein), were audited by other auditors whose opinion has been furnished to us, and our opinion, insofar as it relates to the period from inception (January 1983) to February 29, 1989, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ventures-National, Inc. (a development stage company) as of June 30, 2000 and 1999, and the results of its operations, changes in stockholders' deficit and cash flows for the three years ended June 30, 2000, 1999 and 1998 and cumulative from inception (January 1983) to June 30, 2000, in conformity with generally accepted accounting principles.

The other auditor's report on the February 28, 1989 financial statements of Ventures-National, Inc. included an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern.



Bountiful, Utah
July 10, 2000



                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                        Statements of Financial Position
                             June 30, 2000 and 1999





                                                                     2000          1999

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $     2,939    $     -

    Total current liabilities                                          2,939          -

Stockholders' deficit
    Common stock, $.001 par value; 950,000,000
      shares authorized; 590,221,925 shares issued
       and outstanding                                               590,222       590,222

    Additional paid-in capital                                     1,838,735     1,838,735

    Accumulated deficit during the development stage              (2,431,896)   (2,428,957)


        Total stockholders' deficit                                   (2,939)         -


        Total liabilities and stockholders' deficit              $      -       $     -

          The accompanying notes are an integral part of these financial statements.

                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                    Years Ended June 30, 2000, 1999 and 1998
                 and Cumulative from Inception to June 30, 2000



                                                                                    Cumulative
                                                                                       From
                                                                                     Inception
                                                                                   (January 1983)
                                                                                    To June 30,
                                           2000           1999          1998           2000


Revenues                                $      -      $      -       $      -      $ 5,329,705

Operating expenses

    General and Administrative                2,939          -              -        7,419,257

Total operating expenses                      2,939          -              -        7,419,257

Loss before income taxes and
    discontinued operations                  (2,939)         -              -       (2,089,552)

Income taxes                                   -             -              -             -

Loss from discontinued operations              -             -              -         (342,344)

Net (loss)                                   (2,939)  $      -       $      -      $(2,431,896)

Basic and diluted (loss) per common share      -      $      -       $      -      $      -



Weighted average number of common
 shares used in per share calculation   590,221,925   590,221,925    590,221,925   520,889,448


          The accompanying notes are an integral part of these financial statements.

                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                  From February 28, 1986 Through June 30, 2000

                                                                                  Accumulated
                                                                                    Deficit
                                                 Common Stock      Additional     During the
                                                                     Paid-In      Development
                                         Shares        Amount        Capital         Stage         Total

Balances at February 28, 1986         304,277,500    $  304,278    $    30,080   $   (18,567)  $    315,791

Common shares repurchased             (12,877,500)      (12,878)       (18,122)         -           (31,000)

Net (loss)                                   -             -              -         (217,271)      (217,271)

Balances at February 28, 1987         291,400,000       291,400         11,958      (235,838)        67,520

Acquisition of subsidiary             291,600,000       291,600      1,797,999          -         2,089,599

Issuance of common stock for services   7,221,925         7,222         28,778          -            36,000

Net income                                   -             -              -         (445,739)      (445,739)

Balances at February 29, 1988         590,221,925       590,222      1,838,735      (681,577)     1,747,380

Net (loss)                                   -             -              -       (1,405,036)    (1,405,036)

Balances at February 28, 1989         590,221,925       590,222      1,838,735    (2,086,613)       342,344

Net (loss)                                   -             -              -         (342,344)      (342,344)

Balances at February 28, 1990         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at February 28, 1990         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at February 28, 1990         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at February 28, 1991         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

          The accompanying notes are an integral part of these financial statements.

                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                 Statement of Stockholders' Deficit (continued)
                  From February 28, 1986 Through June 30, 2000

                                                                                  Accumulated
                                                                                    Deficit
                                                 Common Stock      Additional     During the
                                                                     Paid-In      Development
                                         Shares        Amount        Capital         Stage         Total

Balances at February 29, 1992         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at February 28, 1993         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at February 28, 1994         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at February 28, 1995         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at February 29, 1996         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at February 28, 1997         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at February 28, 1998         590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at June 30, 1998             590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -             -              -

Balances at June 30, 1999             590,221,925       590,222      1,838,735    (2,428,957)          -

Net (loss)                                   -             -              -           (2,939)        (2,939)

Balances at June 30, 2000             590,221,925    $  590,222    $ 1,838,735   $(2,431,896)   $    (2,939)


          The accompanying notes are an integral part of these financial statements.

                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                    Years Ended June 30, 2000, 1999 and 1998
               and Cumulative from Inception Through June 30, 2000




                                                                                    Cumulative
                                                                                       From
                                                                                     Inception
                                                                                   (January 1983)
                                                                                    To June 30,
                                           2000           1999          1998           2000

Cash Flows From Operating Activities

  Net (loss)                            $    (2,939)  $      -       $      -      $(2,089,552)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -             -              -          178,755
    Loss from discontinued operations          -             -              -         (342,344)

      Net cash flows from operating activities(2,939)        -               -      (2,253,141)


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -             -              -         (419,779)

      Net cash flows from investing activities -             -              -         (419,779)


Cash Flows From Financing Activities
  Proceeds from stock issuances                -             -              -        2,428,957
  Net proceeds from debt                       -             -              -          241,024
  Proceeds from shareholder loan              2,939          -               -           2,939

      Net cash flows from financing activities2,939          -               -       2,672,920

Net increase/decrease in cash                  -             -               -            -

Cash balance at beginning of period            -              -              -             -

Cash balance at end of period           $      -      $      -       $       -     $      -


          The accompanying notes are an integral part of these financial statements.

                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations

          Ventures-National, Inc. (the "Company") was incorporated under the laws of the State of Florida in January 1983. The Company changed its corporate domicile to the State of Utah on January 1983.

          During March 1987, the Company completed a reorganization agreement with Woroner Technology Corporation, a Florida corporation. The Company had significant operations up through 1990, but subsequently ceased operations and reentered the development stage.

          New directors were elected at a board meeting on April 20, 2000. At that board meeting, the board of directors changed the fiscal year end of the Company from February 28 to June 30. This change has been made retroactive to the period ended June 30, 1998.

        Basic and Diluted Loss Per Share

          The Company computes basic and diluted loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock options. There were no stock options outstanding as of June 30, 2000. Therefore, basic and diluted loss per share are the same.

        Development Stage Enterprise

          Since it reentered the development stage, the Company has spent most of its efforts in developing a new business plan. There have been no sales since the Company reentered the development stage and has had to rely on financing from shareholders. Therefore, the Company is considered to be in the development stage.

        Cash and Cash Equivalents

          The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

        Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


2.      INCOME TAXES

          There was no provision for or benefit from income taxes for any period. An income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $2,431,896 that would begin expiring in the year 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     For material documentation respecting the change in the Company's auditor, see item 12 of the Company's Current Report on Form 8-K/A, as filed September 5, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
John Winchester       President        04/00          *
                      Director         04/00          *

Tyler Despain         Vice President   04/00          *
                      Director         04/00          *

Luke Bradley          Secretary        04/00          *
                      Director         04/00          *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     John Winchester, President and a director is 25 years of age. Mr. Winchester received a bachelors degree from the University of Utah in Organizational Communication in May 1999. Mr. Winchester has been working as a production director for a major drafting company, in Salt Lake City, Utah, for the past four years..

     Tyler  Despain,  Vice  President  and a  director  is 25 years of age.  Mr.
Despain is attending the University of Utah, and will recieve a Bachelor of Arts, with a degree is sociology in December of 2000.

     Luke Bradley, Secretary and a director is 23 years of age. Mr. Bradley is currently attending the University of Utah, in Salt Lake City. He will be graduating in June of 2001, with a bachelor of science, finance degee. Mr. Bradley is the owner/manager of Tweeqd, Inc., a Utah corporation, a clothing company in Salt Lake City, Utah.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     None;

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of the Company's directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
John
Winchester,   06/30/00    0     0     0     0      0     0   0
President,
Director


Tyler
Despain       06/30/00    0     0     0     0      0     0   0
Vice Pres./
Director


Luke          06/30/00    0     0     0     0      0     0   0
Bradley,
Secretary
Director

Don           06/30/99    0     0     0     0      0     0   0
Woroner,      06/30/98    0     0     0     0      0     0   0
Director

Mark
Woroner,      06/30/99    0     0     0     0      0     0   0
Director      06/30/98    0     0     0     0      0     0   0



     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending June 30, 2000, 1999, or 1998, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of June 30, 2000, with the computations being based upon 397,500,000 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
James Doolin                  126,000,000                 29%

Don Woroner                   170,638,238                 21%

                              -------                    -----
                              296,638,238                 50%



Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
John Winchester                  0                    0%
2215 E. Pinecrest Lane
Sandy, UT 84092

Tyler Despain                    0                    0%
762 East Gable Street
Salt Lake City, UT 84117

Luke Bradley                     0                    0%
4 Sunwood Lane
Sandy, UT 84092
                              -------              ------
All directors and
executive officers               0                    0%
as a group (3 persons)



Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     See the Company's Current Report on Form 8-K/A as filed on September 5, 2000, for information relating to the change in the Company's auditor.

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------

  3.3(i)                             Articles of Incorporation, filed March
                                     1, 1985

  3.3(ii) Articles of Amendment to the Articles of Incorporation, filed August 12, 1985

  3.3(iii) Articles of Amendment to the Articles of Incorporation, filed August 26, 1985

  3.3(iv) Articles of Amendment to the Articles of Incorporation, filed May 1, 1987

  3.3(v)                             Bylaws


  27                                 Financial Data Schedule

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VENTURES-NATIONAL, INC.



Date:08/29/2000                        /S/ JOHN WINCHESTER
                                       John Winchester
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       VENTURES-NATIONAL, INC.



Date:08/29/2000                        /S/ JOHN WINCHESTER
                                       John Winchester
                                       President and Director


Date:08/29/2000                        /S/ TYLER DESPAIN
                                       Tyler Despain
                                       Vice President and Director

EX-3(i)
                            ARTICLES OF INCORPORATION
                                       OF
                         VENTURES-NATIONAL INCORPORATED

We, the undersigned natural persons of the age of twenty-one years or more, acting as incorporators of a corporation under the Utah Business Corporation Act, adopt the following Articles of Incorporation for such corporation.

                                     ARTICLE
                                     I Name

The name of this corporation is Ventures-National Incorporated.

                                   ARTICLE II
                                    Duration

The duration of this corporation is perpetual.

                                   ARTICLE III
                                    Purposes

The purpose or purposes for which this corporation is organized are:

(a) To engage in any lawful act or activity for which the corporation may be organized under the general corporation law of Utah.

(b) To act as an investment company, acquire and purchase or in any way acquire for investment or for sale or otherwise businesses, lands, contracts for the purchase or sale of lands, businesses, buildings, improvements, and any other business, personal or real property of any kind or any interest, and as a consideration for the same to pay cash or to issue capital stock, debenture bonds, mortgage bonds, or other investments and to sell, convey, lease, mortgage, deed in trust, turn to account or otherwise deal with all or any part of the property of the corporation, and enter into contracts to buy or sell businesses or business interest including real or personal property or securities of any business and to buy and sell said interest or otherwise acquire for the purpose of holding or disposing of the same real or personal property of every kind and description including the good will, stock rights and property of any person, firm, association or corporation paying for the same in cash, stock or bonds of this corporation and to draw, make, accept, endorse, discount, execute and issue Promissory Notes, Bills of Exchange, Warrants,, Bonds, Debentures and other negotiable or transferable instruments or obligations of the corporation from time to time for any of the objects or purposes of the corporation without restriction or limits as to amount. . (c) To do each and every thing necessary suitable or proper for the accomplishment of any of the purposes or the attainment of any one or more of the subjects herein enumerated or which at any time may appear conducive to or expedient for the protection or benefit of this corporation and to do said acts as fully and to the same extent as natural persons might or could do in any part of the world as principles, agents, partners, trustees or otherwise, either alone or in conjunction with any other person, association or corporation.

                                   ARTICLE IV
                                      Stock

The Corporation shall have the authority to issue one hundred million (100,000,000) shares of common stock with a par value of $.001 per share, all stock of the corporation shall be of the same class common and shall have the same rights and preferences, fully paid stock of this corporation shall not be liable to any further call or assessment.

                                    ARTICLE V
                                    Amendment

These Articles of Incorporation may be amended by the affirmative vote of a majority of the shares entitled to vote on each such amendment.

                                   ARTICLE VI
                               Shareholder Rights

The authorized and treasury stock of this corporation may be issued at such time, upon such terms and conditions and for such consideration as the Board of Directors shall determine.

Shareholders shall not have pre-emptive rights to acquire unissued shares of the stock of this corporation and cumulative voting is denied.

                                   ARTICLE VII
                                 Capitalization

This corporation will not commence business until at least $1,000.00 has been received by it as consideration for the issuance of shares.

                                  ARTICLE VIII
                            Initial Office and Agent

The address of the initial registered office of the corporation is 659 South 1200 East, Salt Lake City, Utah 84102 and the name of the corporation's initial registered agent at such address is John M. Peterson.

                                   ARTICLE IX
                                    Directors

The number of Directors constituting the initial Board of Directors of this corporation is three. The names and addresses of persons who are to serve as directors until the first annual meeting of stockholders, or until their successors are elected and qualified are:

                                John M. Peterson
                               659 South 1200 East
                           Salt Lake City, Utah 84102

                                 Richard Wilcox
                            4611 Quail Vista Cove #K
                           Salt Lake City, Utah 84117

                                 Lynda P. Wilcox
                            4611 Quail Vista Cove #K
                           Salt Lake City, Utah 84117

                                    ARTICLE X
                                  Incorporators

                  The name and address of each incorporator is:

                                John M. Peterson
                               659 South 1200 East
                           Salt Lake City, Utah 84102

                                 Richard Wilcox
                            4611 Quail Vista Cove #K
                           Salt Lake City, Utah 84117

                                 Lynda P. Wilcox
                            4611 Quail Vista Cove #K
                           Salt Lake City, Utah 84117

                                   ARTICLE XI
              Common Directors - Transactions Between Corporations

No contract or other transaction between this corporation and one or more of its directors or any other corporation, firm, association or entity in which one or more of its directors or officers are financially interested, shall be either void or voidable because of such relation or interest, or because such director or directors are present at the meeting of the Board of Directors, or a committee thereof which authorizes, approves or ratifies such contract or transaction, or because his or their votes are counted '"or such purpose if: (a) the fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves, or ratifies this contract or transaction by vote or consent sufficient for the purpose without counting the votes or consents of such interested directors; or (b) the fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or (c) the contract or transaction is fair and reasonable to the corporation. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or committee thereof which authorizes, approves or ratifies such contract or transaction.

Dated this 12th day of February, 1985

                                                        /S/ JOHN PETERSON
                                                        /S/ RICHARD WILCOX
                                                        /S/ LYNDA WILCOX

STATE OF CALIFORNIA  )
                 )SS
COUNTY OF SALT LAKE )

I hereby certify that on the 12th day of February 1985, John M. Peterson, Richard Wilcox and Lynda P. Wilcox, personally appeared before me who, being by me first duly sworn, severally declared that they are the incorporators and that the statements therein contained are true.

                      Dated this 12th day of February, 1985

                                                        /S/ NOTARY PUBLIC

EX-3(ii)
                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                         VENTURES-NATIONAL INCORPORATED

Pursuant to the provision of the Utah Code Annotated (1953) Section 16-10-57, et seg. , as amended, the undersigned corporation hereby adopts the following Articles of Amendment to its Articles of Incorporation:

1. The name of the corporation is VENTURES-NATIONAL INCORPORATED.

2. The following amendments to the Articles of Incorporation were adopted by the shareholders of the corporation on the 15th day of August, 1985, in the manner prescribed by the provision of the Utah Business Corporation Act:

                                   ARTICLE III

Purpose and Powers. The purposes for which this Corporation is organized is to invest in all forms of investment, including real and personal property, stocks and bonds, including, but-not limited to, the acquisition of a business opportunity in any industry including industries such as manufacturing, finance, service, natural resources, high technology, product development, medical, communications or any other industry; and to engage in all other lawful business.

3. The number of shares of the corporation outstanding at the time of such adoption was 5,000,000, and the number of shares entitled to vote thereon was 5,000,000. All of the shares were common shares of the same class with like rights and preferences.

4. All of the shares were voted for the above amendments as follows:

        No. of Shares Shares    Voted "For"        Shares Voted "Against"
           5,000,000             5,000,000                  none

5. The manner in which an exchange of issued shares shall be effected is as follows: No Exchange.

6. The manner in which such amendments effects a change in the amountof stated capital, and the amount of stated capital as changed by such amendment is as follows: No Change.

                       Dated this 26th day of August, 1985

                                                        /S/ JOHN PETERSON
                                                        /S/ LYNDA WILCOX
State of Utah           )
                    )ss
County of Salt Lake)

On the 26th day of August, 1985, personally appeared bef ore me John Peterson and Lynda Wilcox, the signers of the within and foregoing instrument, and duly acknowledged to me that they executed the same.

                                                        /S/ NOTARY PUBLIC

EX-3(iii)
                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                         VENTURES-NATIONAL INCORPORATED

Pursuant to the provision of the Utah Code Annotated (1953) Section 16-10-57, et-seq., as amended, the undersigned corporation hereby adopts the following Articles of Amendment to its Articles of Incorporation:

1. The name of the corporation is VENTURES-NATIONAL INCORPORATED.

2. The following amendments to the Articles of Incorporation were adopted by the shareholders of the corporationon the 9th day of August, 1985, in the manner prescribed by the provision of the Utah Business Corporation Act:

                                   ARTICLE IV

Capitalization. The Corporation shall have the authority to issue 500,000,000 (five hundred million) shares of stock each having a par value of one-tenth of one cent ($0.001). All stock of the Corporation shall be of the same class and shall have the same rights and preferences. Fully paid stock of this Corporation shall not be liable for further call or assessment. The authorized trading shares shall be issued at the discretion of the Directors.

3. The number of shares of the corporation outstanding at the time of such adoption was 5,000,000, and the number of shares entitled to vote thereon was 5,000,000. All of the shares were common shares of the same class with like rights and preferences.

4. All of the shares were voted for the above amendments as follows:

      No. of Shares     Shares Voted "For"      Shares Voted "Against"
        5,000,000           5,000,000                    none

5. The manner in which an exchange of issued shares shall be effected is as follows: No Exchange.

6. The manner in which such amendments effects a change in the amount of stated capital, and the amount of stated capital as changed by such amendment is as follows: Capitalization shall be increased from 100,000 to $500,000.

                       Dated this 9th day of August, 1985

                                                        /S/ JOHN PETERSON
                                                        /S/ LYNDA WILCOX

State of Utah              )
                )ss
County of Salt Lake        )

On the 9th day of August, 1985, personally appeared before me John Peterson, the signers of the within and foregoing instrument, and duly acknowledged to me that he executed the same.

                                                        /S/NOTARY PUBLIC

State of Utah              )
                )ss
County of Salt Lake        )

On the 9th day of August, 1985, personally appeared before me Lynda Wilcox, the signers of the within and foregoing instrument, and duly acknowledged to me that she executed the same.

                                                        /S/NOTARY PUBLIC

EX-3(iv)
                              ARTICLES OF AMENDMENT
                            ARTICLES OF INCORPORATION
                                       OF
                         VENTURES-NATIONAL INCORPORATED

Pursuant to the provisions of the Utah Business Act, the undersigned Corporation
hereby  adopts  the   following   Articles  of  Amendment  to  its  Articles  of
Incorporation:

FIRST: The name of the Corporation is Ventures-National Incorporated.

SECOND: The following amendments were adopted by the Shareholders of the Corporation on April 30, 1987, in the manner prescribed the Utah Business Act.

THIRD: The date of the adoption of the amendment by the Shareholders is April 30, 1987.

FOURTH: The number of shares outstanding at the time of such adoption was 175,000,000, and the number of shares entitled to vote thereon was 175,000,000. No shares of any class were entitled to vote thereon as a class.

FIFTH: The number of shares which voted for such amendment was 85,689,286, and the number of shares which voted against such amendment was 3,211,100. No shares of any class were entitled to vote thereon as a class.

RESOLVED: that the Articles of Incorporation shall be amended by the adoption of a new Article IV to read as follows:

"Article IV: The Corporation shall have the authority to issue 950,000,000 (nine hundred and fifty million) shares of common stock with a par value of $.001 per share. All stock of the Corporation shall be of the same class, common, and shall have the same rights and preferences. Fully paid stock of this Corporation shall not be liable to any further call or assessment. The authorized trading shares shall be issued at the discretion of the Directors."

SIXTH: The manner, if not set forth in such amendment, in which an exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be affected is as follows: None.

                       Dated this 30th day of April, 1987.

                                                        /S/ JOHN PETERSON
                                                        /S/ LYNDA WILCOX

State of Utah              )
                         )ss
County of Salt Lake        )


Before me, a Notary Public, in and for said County and State, personally appeared John M. Peterson and Lynda D. Wilcox who acknowledged before me that they are the President and Secretary of Ventures-National Incorporated., a Utah corporation; that they signed the foregoing Articles of Amendment as their free and voluntary act and deed for the use and purpose therein set forth, and that the facts contained therein are true.

IN WITNESS WHEREOF, I have hereunto set my hand and seal this 30th day of April, 1987.

                                                        /S/ NOTARY PUBLIC

EX-3(v)

                                     BYLAWS
                                       OF
                             VENTURES-NATIONAL, INC.


                                    ARTICLE I
                                     OFFICES

         Section 1.01 Location of Offices. The corporation may maintain such offices within or without the State of Utah as the Board of Directors may from time to time designate or require.

         Section 1.02 Principal Office. The address of the principal office of the corporation shall be at the address of the registered office of the corporation as so designated in the office of the Lieutenant Governor/Secretary of State of the state of incorporation, or at such other address as the Board of Directors shall from time to time determine.

                                   ARTICLE II
                                  SHAREHOLDERS

         Section 2.01 Annual Meeting. The annual meeting of the shareholders shall be held in May of each year or at such other time designated by the Board of Directors and as is provided for in the notice of the meeting, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors shall not be held on the day designated for the annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be convenient.

         Section 2.02 Special Meetings. Special meetings of the shareholders may be called at any time by the chairman of the board, the president, or by the Board of Directors, or in their absence or disability, by any vice president, and shall be called by the president or, in his or her absence or disability, by a vice president or by the secretary on the written request of the holders of not less than one-tenth of all the shares entitled to vote at the meeting, such written request to state the purpose or purposes of the meeting and to be delivered to the president, each vice-president, or secretary. In case of failure to call such meeting within 60 days after such request, such shareholder or shareholders may call the same.

         Section 2.03 Place of Meetings. The Board of Directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the state of incorporation, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be at the principal office of the corporation.

         Section 2.04 Notice of Meetings. The secretary or assistant secretary, if any, shall cause notice of the time, place, and purpose or purposes of all meetings of the shareholders (whether annual or special), to be mailed at least ten days, but not more than 50 days, prior to the meeting, to each shareholder of record entitled to vote.

         Section 2.05 Waiver of Notice. Any shareholder may waive notice of any meeting of shareholders (however called or noticed, whether or not called or noticed and whether before, during, or after the meeting), by signing a written waiver of notice or a consent to the holding of such meeting, or an approval of the minutes thereof. Attendance at a meeting, in person or by proxy, shall constitute waiver of all defects of call or notice regardless of whether waiver, consent, or approval is signed or any objections are made. All such waivers, consents, or approvals shall be made a part of the minutes of the meeting.

         Section 2.06 Fixing Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any annual meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the corporation may provide that the share transfer books shall be closed, for the purpose of determining shareholders entitled to notice of or to vote at such meeting, but not for a period exceeding fifty (50) days. If the share transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at such meeting, such books shall be closed for at least ten (10) days immediately preceding such meeting.

         In lieu of closing the share transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting or to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof. Failure to comply with this Section shall not affect the validity of any action taken at a meeting of shareholders.

         Section 2.07 Voting Lists. The officer or agent of the corporation having charge of the share transfer books for shares of the corporation shall make, at least ten (10) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of, and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder during the whole time of the meeting. The original share transfer book shall be prima facia evidence as to the shareholders who are entitled to examine such list or transfer books, or to vote at any meeting of shareholders.

         Section 2.08 Quorum. One-half of the total voting power of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of the shareholders. If a quorum is present, the affirmative vote of the majority of the voting power represented by shares at the meeting and entitled to vote on the subject shall constitute action by the shareholders, unless the vote of a greater number or voting by classes is required by the laws of the state of incorporation of the corporation or the Articles of Incorporation. If less than one-half of the outstanding voting power is represented at a meeting, a majority of the voting power represented by shares so present may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

         Section  2.09  Voting  of  Shares.   Each  outstanding   share  of  the
corporation entitled to vote shall be entitled to one vote on each matter submitted to vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or series of stock are determined and specified as greater or lesser than one vote per share in the manner provided by the Articles of Incorporation.

         Section 2.10 Proxies. At each meeting of the shareholders, each shareholder entitled to vote shall be entitled to vote in person or by proxy; provided, however, that the right to vote by proxy shall exist only in case the instrument authorizing such proxy to act shall have been executed in writing by the registered holder or holders of such shares, as the case may be, as shown on the share transfer of the corporation or by his or her or her attorney thereunto duly authorized in writing. Such instrument authorizing a proxy to act shall be delivered at the beginning of such meeting to the secretary of the corporation or to such other officer or person who may, in the absence of the secretary, be acting as secretary of the meeting. In the event that any such instrument shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or if only one be present, that one shall (unless the instrument shall otherwise provide) have all of the powers conferred by the instrument on all persons so designated. Persons holding stock in a fiduciary capacity shall be entitled to vote the shares so held and the persons whose shares are pledged shall be entitled to vote, unless in the transfer by the pledge or on the books of the corporation he or she shall have expressly empowered the pledgee to vote thereon, in which case the pledgee, or his or her or her proxy, may represent such shares and vote thereon.

         Section 2.11 Written Consent to Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                                   ARTICLE III
                                    DIRECTORS

         Section 3.01 General Powers. The property, affairs, and business of the corporation shall be managed by its Board of Directors. The Board of Directors may exercise all the powers of the corporation whether derived from law or the Articles of Incorporation, except such powers as are by statute, by the Articles of Incorporation or by these Bylaws, vested solely in the shareholders of the corporation.

         Section 3.02 Number, Term, and Qualifications. The Board of Directors shall consist of three to nine persons. Increases or decreases to said number may be made, within the numbers authorized by the Articles of Incorporation, as the Board of Directors shall from time to time determine by amendment to these Bylaws. An increase or a decrease in the number of the members of the Board of Directors may also be had upon amendment to these Bylaws by a majority vote of all of the shareholders, and the number of directors to be so increased or decreased shall be fixed upon a majority vote of all of the shareholders of the corporation. Each director shall hold office until the next annual meeting of shareholders of the corporation and until his or her successor shall have been elected and shall have qualified. Directors need not be residents of the state of incorporation or shareholders of the corporation.

         Section 3.03 Classification of Directors. In lieu of electing the entire number of directors annually, the Board of Directors may provide that the directors be divided into either two or three classes, each class to be as nearly equal in number as possible, the term of office of the directors of the first class to expire at the first annual meeting of shareholders after their election, that of the second class to expire at the second annual meeting after their election, and that of the third class, if any, to expire at the third annual meeting after their election. At each annual meeting after such classification, the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the second succeeding annual meeting, if there be two classes, or until the third succeeding annual meeting, if there be three classes.

         Section 3.04 Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this bylaw immediately following, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place, either within or without the state of incorporation, for the holding of additional regular meetings without other notice than such resolution.

         Section 3.05 Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the president, vice president, or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the state of incorporation, as the place for holding any special meeting of the Board of Directors called by them.

         Section 3.06 Meetings by Telephone Conference Call. Members of the Board of Directors may participate in a meeting of the Board of Directors or a committee of the Board of Directors by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting.

         Section 3.07 Notice. Notice of any special meeting shall be given at least ten (10) days prior thereto by written notice delivered personally or mailed to each director at his or her regular business address or residence, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting solely for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

         Section 3.08 Quorum. A majority of the number of directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than a majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

         Section 3.09 Manner of Acting. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, and the individual directors shall have no power as such.

         Section 3.10 Vacancies and Newly Created Directorship. If any vacancies shall occur in the Board of Directors by reason of death, resignation or otherwise, or if the number of directors shall be increased, the directors then in office shall continue to act and such vacancies or newly created directorships shall be filled by a vote of the directors then in office, though less than a quorum, in any way approved by the meeting. Any directorship to be filled by reason of removal of one or more directors by the shareholders may be filled by election by the shareholders at the meeting at which the director or directors are removed.

         Section 3.11 Compensation. By resolution of the Board of Directors, the directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

         Section 3.12 Presumption of Assent. A director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his or her or her dissent shall be entered in the minutes of the meeting, unless he or she shall file his or her or her written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

         Section 3.13 Resignations. A director may resign at any time by delivering a written resignation to either the president, a vice president, the secretary, or assistant secretary, if any. The resignation shall become effective on its acceptance by the Board of Directors; provided, that if the board has not acted thereon within ten days from the date presented, the resignation shall be deemed accepted.

         Section 3.14 Written Consent to Action by Directors. Any action required to be taken at a meeting of the directors of the corporation or any other action which may be taken at a meeting of the directors or of a committee, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the directors, or all of the members of the committee, as the case may be. Such consent shall have the same legal effect as a unanimous vote of all the directors or members of the committee.

         Section 3.15 Removal. At a meeting expressly called for that purpose, one or more directors may be removed by a vote of a majority of the shares of outstanding stock of the corporation entitled to vote at an election of directors.

                                   ARTICLE IV

         Section 4.01 Number. The officers of the corporation shall be a president, one or more vice-presidents, as shall be determined by resolution of the Board of Directors, a secretary, a treasurer, and such other officers as may be appointed by the Board of Directors. The Board of Directors may elect, but shall not be required to elect, a chairman of the board and the Board of Directors may appoint a general manager.

         Section 4.02 Election, Term of Office, and Qualifications. The officers shall be chosen by the Board of Directors annually at its annual meeting. In the event of failure to choose officers at an annual meeting of the Board of Directors, officers may be chosen at any regular or special meeting of the Board of Directors. Each such officer (whether chosen at an annual meeting of the Board of Directors to fill a vacancy or otherwise) shall hold his or her office until the next ensuing annual meeting of the Board of Directors and until his or her successor shall have been chosen and qualified, or until his or her death, or until his or her resignation or removal in the manner provided in these Bylaws. Any one person may hold any two or more of such offices, except that the president shall not also be the secretary. No person holding two or more offices shall act in or execute any instrument in the capacity of more than one office. The chairman of the board, if any, shall be and remain a director of the corporation during the term of his or her office. No other officer need be a director.

         Section 4.03 Subordinate Officers, Etc. The Board of Directors from time to time may appoint such other officers or agents as it may deem advisable, each of whom shall have such title, hold office for such period, have such authority, and perform such duties as the Board of Directors from time to time may determine. The Board of Directors from time to time may delegate to any officer or agent the power to appoint any such subordinate officer or agents and to prescribe their respective titles, terms of office, authorities, and duties. Subordinate officers need not be shareholders or directors.

         Section 4.04 Resignations. Any officer may resign at any time by delivering a written resignation to the Board of Directors, the president, or the secretary. Unless otherwise specified therein, such resignation shall take effect on delivery.

         Section 4.05 Removal. Any officer may be removed from office at any special meeting of the Board of Directors called for that purpose or at a regular meeting, by vote of a majority of the directors, with or without cause. Any officer or agent appointed in accordance with the provisions of Section 4.03 hereof may also be removed, either with or without cause, by any officer on whom such power of removal shall have been conferred by the Board of Directors.

         Section 4.06 Vacancies and Newly Created Offices. If any vacancy shall occur in any office by reason of death, resignation, removal, disqualification, or any other cause, or if a new office shall be created, then such vacancies or new created offices may be filled by the Board of Directors at any regular or special meeting.

         Section 4.07 The Chairman of the Board. The Chairman of the Board, if there be such an officer, shall have the following powers and duties.

         (a)  He or she shall preside at all shareholders' meetings;

         (b) He or she shall preside at all meetings of the Board of Directors; and

         (c)  He or she shall be a member of the executive committee, if any.

         Section 4.08 The President. The president shall have the following powers and duties:
                       -------------

         (a) If no general manager has been appointed, he or she shall be the chief executive officer of the corporation, and, subject to the direction of the Board of Directors, shall have general charge of the business, affairs, and property of the corporation and general supervision over its officers, employees, and agents;

         (b) If no chairman of the board has been chosen, or if such officer is absent or disabled, he or she shall preside at meetings of the shareholders and Board of Directors;

         (c)  He or she shall be a member of the executive committee, if any;

         (d) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

         (e) He or she shall have all power and shall perform all duties normally incident to the office of a president of a corporation, and shall exercise such other powers and perform such other duties as from time to time may be assigned to him or her by the Board of Directors.

         Section 4.09 The Vice Presidents. The Board of Directors may, from time to time, designate and elect one or more vice presidents, one of whom may be designated to serve as executive vice president. Each vice president shall have such powers and perform such duties as from time to time may be assigned to him or her by the Board of Directors or the president. At the request or in the absence or disability of the president, the executive vice president or, in the absence or disability of the executive vice president, the vice president designated by the Board of Directors or (in the absence of such designation by the Board of Directors) by the president, the senior vice president, may perform all the duties of the president, and when so acting, shall have all the powers of, and be subject to all the restrictions upon, the president.

         Section 4.10 The Secretary. The secretary shall have the following powers and duties:
                       -------------

         (a) He or she shall keep or cause to be kept a record of all of the proceedings of the meetings of the shareholders and of the board or directors in books provided for that purpose;

          (b) He or she shall cause all notices to be duly given in accordance with the provisions of these Bylaws and as required by statute;

         (c) He or she shall be the custodian of the records and of the seal of the corporation, and shall cause such seal (or a facsimile thereof) to be affixed to all certificates representing shares of the corporation prior to the issuance thereof and to all instruments, the execution of which on behalf of the corporation under its seal shall have been duly authorized in accordance with these Bylaws, and when so affixed, he or she may attest the same;

         (d) He or she shall assume that the books, reports, statements, certificates, and other documents and records required by statute are properly kept and filed;

         (e) He or she shall have charge of the share books of the corporation and cause the share transfer books to be kept in such manner as to show at any time the amount of the shares of the corporation of each class issued and outstanding, the manner in which and the time when such stock was paid for, the names alphabetically arranged and the addresses of the holders of record thereof, the number of shares held by each holder and time when each became such holder or record; and he or she shall exhibit at all reasonable times to any director, upon application, the original or duplicate share register. He or she shall cause the share book referred to in Section 6.04 hereof to be kept and exhibited at the principal office of the corporation, or at such other place as the Board of Directors shall determine, in the manner and for the purposes provided in such Section;

         (f) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

         (g) He or she shall perform in general all duties incident to the office of secretary and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

         Section 4.11 The Treasurer. The treasurer shall have the following powers and duties:
                       -------------

          (a) He or she shall have charge and supervision over and be responsible for the monies, securities, receipts, and disbursements of the corporation;

         (b) He or she shall cause the monies and other valuable effects of the corporation to be deposited in the name and to the credit of the corporation in such banks or trust companies or with such banks or other depositories as shall be selected in accordance with Section 5.03 hereof;

         (c) He or she shall cause the monies of the corporation to be disbursed by checks or drafts (signed as provided in Section 5.04 hereof) drawn on the authorized depositories of the corporation, and cause to be taken and preserved property vouchers for all monies disbursed;

         (d) He or she shall render to the Board of Directors or the president, whenever requested, a statement of the financial condition of the corporation and of all of this transactions as treasurer, and render a full financial report at the annual meeting of the shareholders, if called upon to do so;

         (e) He or she shall cause to be kept correct books of account of all the business and transactions of the corporation and exhibit such books to any director on request during business hours;

         (f) He or she shall be empowered from time to time to require from all officers or agents of the corporation reports or statements given such information as he or she may desire with respect to any and all financial transactions of the corporation; and

         (g) He or she shall perform in general all duties incident to the office of treasurer and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

         Section 4.12 General Manager. The Board of Directors may employ and appoint a general manager who may, or may not, be one of the officers or directors of the corporation. The general manager, if any shall have the following powers and duties:

         (a) He or she shall be the chief executive officer of the corporation and, subject to the directions of the Board of Directors, shall have general charge of the business affairs and property of the corporation and general supervision over its officers, employees, and agents:

         (b) He or she shall be charged with the exclusive management of the business of the corporation and of all of its dealings, but at all times subject to the control of the Board of Directors;

         (c) Subject to the approval of the Board of Directors or the executive committee, if any, he or she shall employ all employees of the corporation, or delegate such employment to subordinate officers, and shall have authority to discharge any person so employed; and

         (d) He or she shall make a report to the president and directors as often as required, setting forth the results of the operations under his or her charge, together with suggestions looking toward improvement and betterment of the condition of the corporation, and shall perform such other duties as the Board of Directors may require.

         Section 4.13 Salaries. The salaries and other compensation of the officers of the corporation shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents appointed in accordance with the provisions of
Section 4.03 hereof. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he or she is also a director of the corporation.

         Section 4.14 Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sums and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his or her duties to the corporation, including responsibility for negligence and for the accounting of all property, monies, or securities of the corporation which may come into his or her hands.

                                    ARTICLE V
                  EXECUTION OF INSTRUMENTS, BORROWING OF MONEY,
                         AND DEPOSIT OF CORPORATE FUNDS

         Section 5.01 Execution of Instruments. Subject to any limitation contained in the Articles of Incorporation or these Bylaws, the president or any vice president or the general manager, if any, may, in the name and on behalf of the corporation, execute and deliver any contract or other instrument authorized in writing by the Board of Directors. The Board of Directors may, subject to any limitation contained in the Articles of Incorporation or in these Bylaws, authorize in writing any officer or agent to execute and delivery any contract or other instrument in the name and on behalf of the corporation; any such authorization may be general or confined to specific instances.

         Section 5.02 Loans. No loans or advances shall be contracted on behalf of the corporation, no negotiable paper or other evidence of its obligation under any loan or advance shall be issued in its name, and no property of the corporation shall be mortgaged, pledged, hypothecated, transferred, or conveyed as security for the payment of any loan, advance, indebtedness, or liability of the corporation, unless and except as authorized by the Board of Directors. Any such authorization may be general or confined to specific instances.

         Section 5.03 Deposits. All monies of the corporation not otherwise employed shall be deposited from time to time to its credit in such banks and or trust companies or with such bankers or other depositories as the Board of Directors may select, or as from time to time may be selected by any officer or agent authorized to do so by the Board of Directors.

         Section 5.04 Checks, Drafts, Etc. All notes, drafts, acceptances, checks, endorsements, and, subject to the provisions of these Bylaws, evidences of indebtedness of the corporation, shall be signed by such officer or officers or such agent or agents of the corporation and in such manner as the Board of Directors from time to time may determine. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositories shall be in such manner as the Board of Directors from time to time may determine.

         Section 5.05 Bonds and Debentures. Every bond or debenture issued by the corporation shall be evidenced by an appropriate instrument which shall be signed by the president or a vice president and by the secretary and sealed with the seal of the corporation. The seal may be a facsimile, engraved or printed. Where such bond or debenture is authenticated with the manual signature of an authorized officer of the corporation or other trustee designated by the indenture of trust or other agreement under which such security is issued, the signature of any of the corporation's officers named thereon may be a facsimile. In case any officer who signed, or whose facsimile signature has been used on any such bond or debenture, should cease to be an officer of the corporation for any reason before the same has been delivered by the corporation, such bond or debenture may nevertheless be adopted by the corporation and issued and delivered as through the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer.

         Section 5.06 Sale, Transfer, Etc. of Securities. Sales, transfers, endorsements, and assignments of stocks, bonds, and other securities owned by or standing in the name of the corporation, and the execution and delivery on behalf of the corporation of any and all instruments in writing incident to any such sale, transfer, endorsement, or assignment, shall be effected by the president, or by any vice president, together with the secretary, or by any officer or agent thereunto authorized by the Board of Directors.

         Section 5.07 Proxies. Proxies to vote with respect to shares of other corporations owned by or standing in the name of the corporation shall be executed and delivered on behalf of the corporation by the president or any vice president and the secretary or assistant secretary of the corporation, or by any officer or agent thereunder authorized by the Board of Directors.

                                   ARTICLE VI
                                 CAPITAL SHARES

         Section 6.01 Share Certificates. Every holder of shares in the corporation shall be entitled to have a certificate, signed by the president or any vice president and the secretary or assistant secretary, and sealed with the seal (which may be a facsimile, engraved or printed) of the corporation, certifying the number and kind, class or series of shares owned by him or her in the corporation; provided, however, that where such a certificate is countersigned by (a) a transfer agent or an assistant transfer agent, or (b) registered by a registrar, the signature of any such president, vice president, secretary, or assistant secretary may be a facsimile. In case any officer who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate, shall cease to be such officer of the corporation, for any reason, before the delivery of such certificate by the corporation, such certificate may nevertheless be adopted by the corporation and be issued and delivered as though the person who signed it, or whose facsimile signature or signatures shall have been used thereon, has not ceased to be such officer. Certificates representing shares of the corporation shall be in such form as provided by the statutes of the state of incorporation. There shall be entered on the share books of the corporation at the time of issuance of each share, the number of the certificate issued, the name and address of the person owning the shares represented thereby, the number and kind, class or series of such shares, and the date of issuance thereof. Every certificate exchanged or returned to the corporation shall be marked "Canceled" with the date of cancellation.

         Section 6.02 Transfer of Shares. Transfers of shares of the corporation shall be made on the books of the corporation by the holder of record thereof, or by his or her attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the secretary of the corporation or any of its transfer agents, and on surrender of the certificate or certificates, properly endorsed or accompanied by proper instruments of transfer, representing such shares. Except as provided by law, the corporation and transfer agents and registrars, if any, shall be entitled to treat the holder of record of any stock as the absolute owner thereof for all purposes, and accordingly, shall not be bound to recognize any legal, equitable, or other claim to or interest in such shares on the part of any other person whether or not it or they shall have express or other notice thereof.

         Section 6.03 Regulations. Subject to the provisions of this Article VI and of the Articles of Incorporation, the Board of Directors may make such rules and regulations as they may deem expedient concerning the issuance, transfer, redemption, and registration of certificates for shares of the corporation.

         Section 6.04 Maintenance of Stock Ledger at Principal Place of Business. A share book (or books where more than one kind, class, or series of stock is outstanding) shall be kept at the principal place of business of the corporation, or at such other place as the Board of Directors shall determine, containing the names, alphabetically arranged, of original shareholders of the corporation, their addresses, their interest, the amount paid on their shares, and all transfers thereof and the number and class of shares held by each. Such share books shall at all reasonable hours be subject to inspection by persons entitled by law to inspect the same.

         Section 6.05 Transfer Agents and Registrars. The Board of Directors may appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of the corporation, and may require all such certificates to bear the signature of either or both. The Board of
Directors may from time to time define the respective duties of such transfer agents and registrars. No certificate for shares shall be valid until countersigned by a transfer agent, if at the date appearing thereon the corporation had a transfer agent for such shares, and until registered by a registrar, if at such date the corporation had a registrar for such shares.

         Section 6.06  Closing of Transfer Books and Fixing of Record Date.
                       ---------------------------------------------------

         (a) The Board of Directors shall have power to close the share books of the corporation for a period of not to exceed 50 days preceding the date of any meeting of shareholders, or the date for payment of any dividend, or the date for the allotment of rights, or capital shares shall go into effect, or a date in connection with obtaining the consent of shareholders for any purpose.

         (b) In lieu of closing the share transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding 50 days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital shares shall go into effect, or a date in connection with obtaining any such consent, as a record date for the determination of the shareholders entitled to a notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent.

         (c) If the share transfer books shall be closed or a record date set for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for, or such record date shall be, at least ten (10) days immediately preceding such meeting.

         Section 6.07 Lost or Destroyed Certificates. The corporation may issue a new certificate for shares of the corporation in place of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the Board of Directors may, in its discretion, require the owner of the lost or destroyed certificate or his or her legal representatives, to give the corporation a bond in such form and amount as the Board of Directors may direct, and with such surety or sureties as may be satisfactory to the board, to indemnify the corporation and its transfer agents and registrars, if any, against any claims that may be made against it or any such transfer agent or registrar on account of the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the judgment of the Board of Directors, it is proper to do so.

         Section 6.08 No Limitation on Voting Rights; Limitation on Dissenter's Rights. To the extent permissible under the applicable law of any jurisdiction to which the corporation may become subject by reason of the conduct of business, the ownership of assets, the residence of shareholders, the location of offices or facilities, or any other item, the corporation elects not to be governed by the provisions of any statute that (i) limits, restricts, modified, suspends, terminates, or otherwise affects the rights of any shareholder to cast one vote for each share of common stock registered in the name of such shareholder on the books of the corporation, without regard to whether such shares were acquired directly from the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of common stock of the corporation issued and outstanding or (ii) grants to any shareholder the right to have his or her stock redeemed or purchased by the corporation or any other shareholder on the acquisition by any person or group of persons of shares of the corporation. In particular, to the extent permitted under the laws of the state of incorporation, the corporation elects not to be governed by any such provision, including the provisions of the Utah Control Shares Acquisitions Act, Section 61-6-1 et seq., of the Utah Code Annotated, as amended, or any statute of similar effect or tenor.

                                   ARTICLE VII
                    EXECUTIVE COMMITTEE AND OTHER COMMITTEES

         Section 7.01 How Constituted. The Board of Directors may designate an executive committee and such other committees as the Board of Directors may deem appropriate, each of which committees shall consist of two or more directors. Members of the executive committee and of any such other committees shall be designated annually at the annual meeting of the Board of Directors; provided, however, that at any time the Board of Directors may abolish or reconstitute the executive committee or any other committee. Each member of the executive committee and of any other committee shall hold office until his or her successor shall have been designated or until his or her resignation or removal in the manner provided in these Bylaws.

         Section 7.02 Powers. During the intervals between meetings of the Board of Directors, the executive committee shall have and may exercise all powers of the Board of Directors in the management of the business and affairs of the corporation, except for the power to fill vacancies in the Board of Directors or to amend these Bylaws, and except for such powers as by law may not be delegated by the Board of Directors to an executive committee.

         Section 7.03 Proceedings. The executive committee, and such other committees as may be designated hereunder by the Board of Directors, may fix its own presiding and recording officer or officers, and may meet at such place or places, at such time or times and on such notice (or without notice) as it shall determine from time to time. It will keep a record of its proceedings and shall report such proceedings to the Board of Directors at the meeting of the Board of Directors next following.

         Section 7.04 Quorum and Manner of Acting. At all meeting of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, the presence of members constituting a majority of the total authorized membership of the committee shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such committee. The members of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, shall act only as a committee and the individual members thereof shall have no powers as such.

         Section 7.05 Resignations. Any member of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, may resign at any time by delivering a written resignation to either the president, the secretary, or assistant secretary, or to the presiding officer of the committee of which he or she is a member, if any shall have been appointed and shall be in office. Unless otherwise specified herein, such resignation shall take effect on delivery.

         Section 7.06 Removal. The Board of Directors may at any time remove any member of the executive committee or of any other committee designated by it hereunder either for or without cause.

         Section 7.07 Vacancies. If any vacancies shall occur in the executive committee or of any other committee designated by the Board of Directors hereunder, by reason of disqualification, death, resignation, removal, or otherwise, the remaining members shall, until the filling of such vacancy, constitute the then total authorized membership of the committee and, provided that two or more members are remaining, continue to act. Such vacancy may be filled at any meeting of the Board of Directors.

         Section 7.08 Compensation. The Board of Directors may allow a fixed sum and expenses of attendance to any member of the executive committee, or of any other committee designated by it hereunder, who is not an active salaried employee of the corporation for attendance at each meeting of said committee.

                                  ARTICLE VIII
                         INDEMNIFICATION, INSURANCE, AND
                         OFFICER AND DIRECTOR CONTRACTS

         Section 8.01 Indemnification: Third Party Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with any such action, suit or proceeding, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

         Section 8.02 Indemnification: Corporate Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such a person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

         Section 8.03 Determination. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in Sections
8.01 and 8.02 hereof, or in defense of any claim, issue, or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith. Any other indemnification under Sections 8.01 and 8.02 hereof, shall be made by the corporation upon a determination that indemnification of the officer, director, employee, or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Sections 8.01 and 8.02 hereof. Such determination shall be made either (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit, or proceeding; or (ii) by independent legal counsel on a written opinion; or (iii) by the shareholders by a majority vote of a quorum of shareholders at any meeting duly called for such purpose.

         Section 8.04 General Indemnification. The indemnification provided by this Section shall not be deemed exclusive of any other indemnification granted under any provision of any statute, in the corporation's Articles of Incorporation, these Bylaws, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs and legal representatives of such a person.

         Section 8.05 Advances. Expenses incurred in defending a civil or criminal action, suit, or proceeding as contemplated in this Section may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon a majority vote of a quorum of the Board of Directors and upon receipt of an undertaking by or on behalf of the director, officers, employee, or agent to repay such amount or amounts unless if it is ultimately determined that he or she is to indemnified by the corporation as authorized by this Section.

         Section 8.06 Scope of Indemnification. The indemnification authorized by this Section shall apply to all present and future directors, officers, employees, and agents of the corporation and shall continue as to such persons who ceases to be directors, officers, employees, or agents of the corporation, and shall inure to the benefit of the heirs, executors, and administrators of all such persons and shall be in addition to all other indemnification permitted by law.

         8.07. Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against any such liability and under the laws of the state of incorporation, as the same may hereafter be amended or modified.

                                   ARTICLE IX
                                   FISCAL YEAR

         The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

                                    ARTICLE X
                                    DIVIDENDS

         The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and on the terms and conditions provided by the Articles of Incorporation and these Bylaws.

                                   ARTICLE XI
                                   AMENDMENTS

         All Bylaws of the corporation, whether adopted by the Board of Directors or the shareholders, shall be subject to amendment, alteration, or repeal, and new Bylaws may be made, except that:

         (a) No Bylaws adopted or amended by the shareholders shall be altered or repealed by the Board of Directors.

         (b) No Bylaws shall be adopted by the Board of Directors which shall require more than a majority of the voting shares for a quorum at a meeting of shareholders, or more than a majority of the votes cast to constitute action by the shareholders, except where higher percentages are required by law; provided, however that (i) if any Bylaw regulating an impending election of directors is adopted or amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of directors, the Bylaws so adopted or amended or repealed, together with a concise statement of the changes made; and (ii) no amendment, alteration or repeal of this Article XI shall be made except by the shareholders.

                            CERTIFICATE OF SECRETARY

     The undersigned does hereby certify that he or she is the secretary of Ventures-National, Inc., a corporation duly organized and existing under and by virtue of the laws of the State of Utah; that the above and foregoing Bylaws of said corporation were duly and regularly adopted as such by the Board of Directors of the corporation at a meeting of the Board of Directors, which was duly and regularly held on the 20th day of April, 2000, and that the above and foregoing Bylaws are now in full force and effect.

                   DATED THIS 20th day of April, 2000.


                                                        /S/ LUKE BRADLEY