Form 10QSB/A
period 1999-09-30
VENTURES NATIONAL INC
filed 2000-09-29
CIK 770471

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

                                   590,221,925

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



                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                        Statements of Financial Position
      For the Period Ending September 30, 1999 and the Year Ended June 30, 1999




                                                               September 30,      June 30,
                                                                     1999          1999

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $      -       $     -

    Total current liabilities                                           -             -

Stockholders' deficit
    Common stock, $.001 par value; 950,000,000
      shares authorized; 590,221,925 shares issued
       and outstanding                                               590,222       590,222

    Additional paid-in capital                                     1,838,735     1,838,735

    Accumulated deficit during the development stage              (2,428,957)   (2,428,957)


        Total stockholders' deficit                                     -             -


        Total liabilities and stockholders' deficit              $      -       $     -


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

                                 VENTURES-NATIONAL, INC.



Date: 09/29/2000            /S/ JOHN WINCHESTER
                            John Winchester, President and Director



Date: 09/29/2000            /S/ TYLER DESPAIN
                            Tyler Despain, Vice President and Director