Form 10QSB/A
period 2000-03-31
VENTURES NATIONAL INC
filed 2000-09-29
CIK 770471

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB/A2


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

                                 VENTURES-NATIONAL, INC.



Date: 09/29/2000            /S/ JOHN WINCHESTER
                            John Winchester, President and Director



Date:09/29/2000             /S/ TYLER DESPAIN
                            Tyler Despain, Vice President and Director