Form 10KSB/A
period 2000-06-30
VENTURES NATIONAL INC
filed 2000-09-29
CIK 770471

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB/A



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

                                  JUNE 30, 2000
                                   590,221,925

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

                                       VENTURES-NATIONAL, INC.



Date:09/29/2000                        /S/ JOHN WINCHESTER
                                       John Winchester
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       VENTURES-NATIONAL, INC.



Date:09/29/2000                        /S/ JOHN WINCHESTER
                                       John Winchester
                                       President and Director


Date:09/29/2000                        /S/ TYLER DESPAIN
                                       Tyler Despain
                                       Vice President and Director

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