Form 10QSB
period 2000-09-30
VENTURES NATIONAL INC
filed 2000-10-11
CIK 770471

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

                               SEPTEMBER 30, 2000

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



                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                        Statements of Financial Position
      For the Period Ending September 30, 2000 and the Year Ended June 30, 2000




                                                               September 30,      June 30,
                                                                     2000          2000

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $     4,789      $  2,939

    Total current liabilities                                          4,789         2,939

Stockholders' deficit
    Common stock, $.001 par value; 950,000,000
      shares authorized; 590,221,925 shares issued
       and outstanding                                               590,222       590,222

    Additional paid-in capital                                     1,838,735     1,838,735

    Accumulated deficit during the development stage              (2,433,746)   (2,431,896)


        Total stockholders' deficit                                  ((4,789)       (2,939)


        Total liabilities and stockholders' deficit              $      -       $     -


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                   Periods Ending September 30, 2000 and 1999
               and Cumulative from Inception to September 30, 2000



                                                                       Cumulative
                                                                          From
                                                                        Inception
                                                                    (January 1983) through
                                            2000          1999        September 30, 2000


Revenues                                $      -       $      -      $ 5,329,705

Operating expenses

    General and Administrative               1,850            -        7,421,107

Total operating expenses                     1,850            -        7,421,107

Loss before income taxes and
    discontinued operations                  1,850            -       (2,091,402)

Income taxes                                   -              -             -

Loss from discontinued operations              -              -         (342,344)

Net (loss)                                   1,850     $      -      $(2,433,746)

Basic and diluted (loss) per common share $  (0.01)    $      -      $      -



Weighted average number of common
 shares used in per share calculation   590,221,925   590,221,925    520,889,448


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                    Periods Ending September 30, 2000 and 1999
              and Cumulative from Inception Through September 30, 2000




                                                                     Cumulative
                                                                        From
                                                                      Inception
                                                                    (January 1983)
                                                                    To September 30,
                                           2000          1999           2000

Cash Flows From Operating Activities

  Net (loss)                            $   (1,850)   $      -      $(2,091,402)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -             -          178,755
    Loss from discontinued operations          -             -         (342,344)

   Net cash flows from operating activities (1,850)          -       (2,254,991)


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -             -         (419,779)

      Net cash flows from investing activities -             -         (419,779)


Cash Flows From Financing Activities
  Proceeds from stock issuances                -             -        2,428,957
  Net proceeds from debt                       -             -          241,024
  Proceeds from shareholder loan            1,850            -            4,789

 Net cash flows from financing activities   1,850            -        2,674,770

Net increase/decrease in cash                  -             -            -

Cash balance at beginning of period            -             -            -

Cash balance at end of period           $      -     $       -     $      -


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2000, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2000, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,850.

Liquidity

     At September 30, 2000, the Company had total current assets of $0 and total liabilities of $4,789.

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

                                 VENTURES-NATIONAL, INC.



Date:10/05/2000             /S/ JOHN WINCHESTER
                            John Winchester, President and Director



Date:10/03/2000             /S/ TYLER DESPAIN
                            Tyler Despain, Vice President and Director