Form 10QSB
period 2000-12-31
VENTURES NATIONAL INC
filed 2001-01-11
CIK 770471

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

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

                                JANUARY 08, 2001

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



                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                        Statements of Financial Position
      For the Period Ending December 31, 2000 and the Year Ended June 30, 2000




                                                                December 31,      June 30,
                                                                    2000           2000

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $     5,219    $   2,939

    Total current liabilities                                          5,219        2,939

Stockholders' deficit
    Common stock, $.001 par value; 950,000,000
      shares authorized; 590,221,925 shares issued
       and outstanding                                               590,222       590,222

    Additional paid-in capital                                     1,838,735     1,838,735

    Accumulated deficit during the development stage              (2,434,176)   (2,431,896)


        Total stockholders' deficit                                   (5,219)       (2,939)


        Total liabilities and stockholders' deficit              $      -       $     -


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
      For the three and six month Periods Ending December 31, 2000 and 1999 and Cumulative from Inception to December 31, 2000



                                                                                              Cumulative
                                                                                              From
                                                                                              Inception
                                                                                             (January 1983)
                                              Three Months Ended     Six  Months Ended        To December 31,
                                              2000          1999      2000        1999           2000


Revenues                                $      -       $      -     $   -      $    -         $ 5,329,705

Operating expenses

    General and Administrative                 430           116     2,280          116          7,421,537

Total operating expenses                       430           116     2,280          116          7,421,537

Loss before income taxes and
    discontinued operations                   (430)         (116)   (2,280)        (116)        (2,091,832)

Income taxes                                   -              -          -           -                -

Loss from discontinued operations             (430)         (116)   (2,280)        (116)          (342,344)

Net (loss)                                    (430)         (116)   (2,280)        (116)        (2,434,176)

Basic and diluted (loss) per common share    (0.00)    $   (0.00)   $(0.00)    $  (0.00)              -



Weighted average number of common
 shares used in per share calculation   590,221,925   590,221,925  590,221,925  590,221,925   520,889,448


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
      For the three and six month Periods Ending December 31, 2000 and 1999 and Cumulative from Inception to December 31, 2000



                                                                                             Cumulative
                                                                                             From
                                                                                             Inception
                                                                                             (January 1983)
                                              Three Months Ended     Six Months Ended        To December 31,
                                              2000          1999     2000        1999        2000
Cash Flows From Operating Activities

  Net (loss)                            $      (430)  $    (116)    $(2,280)    $ (116)          (2,091,832)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -             -           -          -               178,755
    Loss from discontinued operations          -             -           -          -              (342,344)

      Net cash flows from operating activities (430)       (116)     (2,280)      (116)          (2,255,421)


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -             -           -          -              (419,779)

      Net cash flows from investing activities -             -           -          -              (419,779)


Cash Flows From Financing Activities
  Proceeds from stock issuances                -             -           -          -             2,428,957
  Net proceeds from debt                       -             -           -          -               241,024
  Proceeds from shareholder loan                430         116       2,280        116                5,219

      Net cash flows from financing activities  430         116       2,280        116            2,675,200

Net increase/decrease in cash                  -             -           -          -                   -

Cash balance at beginning of period            -             -           -          -                   -

Cash balance at end of period           $      -     $       -     $     -          -                   -


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2000, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2000, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $430, stemming from general and administrative expenses.

Liquidity

     At December 31, 2000, the Company had total current assets of $0 and total liabilities of $5,219.

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

                                 VENTURES-NATIONAL, INC.



Date:01/11/01               /S/ JOHN WINCHESTER
                            John Winchester, President and Director



Date:01/11/01               /S/ TYLER DESPAIN
                            Tyler Despain, Vice President and Director