Form 10QSB
period 2001-09-30
VENTURES NATIONAL INC
filed 2001-11-14
CIK 770471

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                               SEPTEMBER 30, 2001

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



                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                        Statements of Financial Position
      For the Period Ending September 30, 2001 and the Year Ended June 30, 2000

                                                               September 30,      June 30,
                                                                     2001          2001

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $     7,071      $  6,180

    Total current liabilities                                          7,071         6,180

Stockholders' deficit
    Common stock, $.001 par value; 950,000,000
      shares authorized; 590,221,925 shares issued
       and outstanding                                               590,222       590,222

    Additional paid-in capital                                     1,838,735     1,838,735

    Accumulated deficit during the development stage              (2,436,028)   (2,435,137)


        Total stockholders' deficit                                   (7,071)       (6,180)


        Total liabilities and stockholders' deficit              $      -       $     -


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                   Periods Ending September 30, 2001 and 2000
         and for the period from reactivation through September 30, 2001




                                                                      Reactivation through
                                                                       (April 20, 2000)
                                            2001          2000        September 30, 2001


Revenues                                $      -       $      -      $        -

Operating expenses

    General and Administrative                 891        1,850            7,071

Total operating expenses                       891        1,850            7,071

Loss before income taxes and
                                               891        1,850           (7,071)

Income taxes                                   -              -             -

Net (loss)                                    (891)     $(1,850)      $   (7,071)

Basic and diluted (loss) per common share $  (0.01)    $  (0.01)      $    (0.01)



Weighted average number of common
 shares used in per share calculation   590,221,925   590,221,925    520,889,448


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Periods Ending September 30, 2001 and 2000
         and for the period from reactivation through September 30, 2001




                                                                    From Reactivation
                                                                    (April 20, 2000)
                                                                   through September 30,
                                           2001          2000            2001

Cash Flows From Operating Activities

  Net (loss)                            $     (891)   $  (1,850)     $    (7,071)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -             -                -
    Expenses paid by Shareholders              891        1,850            7,071

   Net cash flows from operating activities    -             -       (        -


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -             -                -

      Net cash flows from investing activities -             -                -


Cash Flows From Financing Activities
  Proceeds from stock issuances                -             -                -
  Net proceeds from debt                       -             -                -


 Net cash flows from financing activities      -             -                -

Net increase/decrease in cash                  -             -                -

Cash balance at beginning of period            -             -                -

Cash balance at end of period           $      -     $       -     $          -


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2001, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2001, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $891.

Liquidity

     At September 30, 2001, the Company had total current assets of $0 and total liabilities of $7,071.

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

                                 VENTURES-NATIONAL, INC.



Date: 11/02/01              /S/ JOHN WINCHESTER
                            John Winchester, President and Director