Form 10QSB
period 2001-12-31
VENTURES NATIONAL INC
filed 2002-02-12
CIK 770471

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

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

                                 JANUARY 1, 2002

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



                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                        Statements of Financial Position
      For the Period Ending December 31, 2001 and the Year Ended June 30, 2001




                                                               December 31,      June 30,
                                                                     2001          2001

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $     8,225      $  6,180

    Total current liabilities                                          8,225         6,180

Stockholders' deficit
    Common stock, $.001 par value; 950,000,000
      shares authorized; 590,221,925 shares issued
       and outstanding                                               590,222       590,222

    Additional paid-in capital                                     1,838,735     1,838,735

    Accumulated deficit during the development stage              (2,437,182)   (2,435,137)


        Total stockholders' deficit                                   (8,225)       (6,180)


        Total liabilities and stockholders' deficit              $      -       $     -

INSERT STATEMENT OF OPERATIONS AND STATEMENT OF CASH FLOWS

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2001, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2001, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,154.

Liquidity

     At December 31, 2001, the Company had total current assets of $0 and total liabilities of $8,225.

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

                                 VENTURES-NATIONAL, INC.



Date:02/11/02               /S/ LUKE BRADLEY
                            Luke Bradley, Secretary and Director