Form 10QSB/A
period 2001-12-31
VENTURES NATIONAL INC
filed 2002-02-25
CIK 770471

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


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
      For the three and six month Periods Ending December 31, 2001 and 2000 and Cumulative from Inception to December 31, 2001


                                                                                           Reactivation through
                                                                                             {April 20, 2000)
                                              Three Months Ended     Six  Months Ended        To December 31,
                                              2001          2000      2001        2000           2001


Revenues                                $      -       $      -     $   -      $    -         $     -

Operating expenses

    General and Administrative               1,154           430     2,045        2,280            8,225

Total operating expenses                     1,154           430     2,045        2,280            8,225

Loss before income taxes and
    discontinued operations                 (1,154)         (430)   (2,045)      (2,280)           8,225

Income taxes                                   -              -          -           -                -

Net (loss)                                  (1,154)         (430)   (2,045)      (2,280)          (8,225)

Basic and diluted (loss) per common share    (0.01)    $   (0.01)   $(0.01)    $  (0.01)           (0.01)



Weighted average number of common
 shares used in per share calculation   590,221,925   590,221,925  590,221,925  590,221,925   520,889,448


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
      For the three and six month Periods Ending December 31, 2001 and 2000 and Cumulative from Inception to December 31, 2001



                                                                                             Cumulative
                                                                                             From
                                                                                             Inception
                                                                                             (January 1983)
                                              Three Months Ended     Six Months Ended        To December 31,
                                              2001          2000     2001        2000            2001
Cash Flows From Operating Activities

  Net (loss)                            $     (1,154)  $    (430)    $(2,045)    $(2,280)          (8,225)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -             -           -          -                -
    Loss from discontinued operations          -             -           -          -                -

      Net cash flows from operating activities(1,154)       (430)     (2,045)     (2,280)          (8,225)


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -             -           -          -                -

      Net cash flows from investing activities -             -           -          -                -


Cash Flows From Financing Activities
  Proceeds from stock issuances                -             -           -          -                -
  Net proceeds from debt                       -             -           -          -                -
  Proceeds from shareholder loan               1,154        430       2,045       2,280             8,225

      Net cash flows from financing activities 1,154        430       2,045       2,280             8,225

Net increase/decrease in cash                  -             -           -          -                -

Cash balance at beginning of period            -             -           -          -                -

Cash balance at end of period           $      -     $       -     $     -          -                -


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

                                 VENTURES-NATIONAL, INC.



Date:2/22/02                /S/LUKE BRADLEY
                            Luke Bradley, Secretary and Director