Form 10QSB
period 2002-03-31
VENTURES NATIONAL INC
filed 2002-05-15
CIK 770471

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

                                 April 30, 2002

                                     99,147

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                        Statements of Financial Position
      For the Period Ending March 31, 2002 and the Year Ended June 30, 2001




                                                                  March 31,      June 30,
                                                                     2002          2001

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $     9,199    $    6,180

    Total current liabilities                                          9,199         6,180

Stockholders' deficit
    Common stock, $.001 par value; 950,000,000
      shares authorized; 99,147 and 590,221,925 shares issued
       and outstanding respectively                                       99       590,222

    Additional paid-in capital                                     2,428,858     1,838,735

    Accumulated deficit during the development stage              (2,438,156)   (2,435,137)


        Total stockholders' deficit                                   (9,199)       (6,180)


        Total liabilities and stockholders' deficit              $      -       $     -


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
     For the three and nine month Periods Ending March 31, 2002 and 2001 and for the period from reactivation [April 20, 2000] March 31, 2002



                                                                                             Reactivation
                                              Three Months Ended     Nine Months Ended       to March 31,
                                              2002          2001     2002        2001            2002



Revenues                                $      -      $      -       $      -      $    -       $       -

Operating expenses

    General and Administrative                  974         706          3,019       2,986           9,199

Total operating expenses                        974         706          3,019       2,986           9,199

Loss before income taxes and
    discontinued operations                    (974)       (706)        (3,019)     (2,986)         (9,199)

Income taxes                                    -            -              -         -                 -

Net (loss)                                     (974)  $    (706)     $  (3,019)    $(2,986)     $   (9,199)

Basic and diluted (loss) per common share      (.01)  $    (.01)     $    (.03)    $  (.03)   $       (.09)



Weighted average number of common
 shares used in per share calculation          99,147     99,147         99,147     99,147          99,147


                             VENTURES-NATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
     For the three and nine month Periods Ending March 31, 2002 and 2001 and for the period from reactivation [April 20, 2000] March 31, 2002

                                                                                             Reactivation
                                              Three Months Ended     Nine Months Ended       to March 31,
                                              2002          2001     2002        2001           2002
Cash Flows From Operating Activities

  Net (loss)                            $      (974)  $    (706)    $ (3,019)  $ (2,986)     $     (9,199)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -             -              -       -                 -
    Loss from discontinued operations          -             -              -       -                 -

      Net cash flows from operating activities (974)       (706)      (3,019)    (2,986)           (9,199)


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -             -              -       -                 -

      Net cash flows from investing activities -             -              -       -                 -


Cash Flows From Financing Activities
  Proceeds from stock issuances                -             -              -       -                 -
  Net proceeds from debt                       -             -              -       -                 -
  Proceeds from shareholder loan                974         706        3,019      2,986             9,199

      Net cash flows from financing activities  974         706        3,019      2,986             9,199
Net increase/decrease in cash                  -             -              -       -                 -

Cash balance at beginning of period            -              -             -       -                 -

Cash balance at end of period           $      -      $      -       $      -   $   -          $      -


                                  VENTURES NATIONAL, INC.
                   Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of Ventures National, Inc. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in this Registration Statement. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim are not necessarily indicative of the results to be expected for the full year.

NOTE 2- REVERSE SPLIT

          Effective February 22, 2002, the Company reverse split the issued and outstanding common stock on a basis of one for six thousand (1:6,000), while retaining the current authorized capital and par value, and with appropriate adjustments in the stated and surplus accounts. All fractional shares were rounded up to the nearest whole share.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2002, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2002, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $974, stemming from general and administrative expenses.

Liquidity

     At March 31, 2002, the Company had total current assets of $0 and total liabilities of $9,199.

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

                                 VENTURES-NATIONAL, INC.



Date: 05/13/02              /S/ JOHN WINCHESTER
                            John Winchester, President and Director