Form 10KSB
period 2002-06-30
VENTURES NATIONAL INC
filed 2002-08-08
CIK 770471

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended June 30, 2002
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                               -------------------
                                   2-98075-D


                         VENTURES-NATIONAL INCORPORATED
                         ------------------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              87-0433444
           ----                                              ----------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                 5525 SOUTH 900 EAST, SUITE 110 SALT LAKE CITY,
                                   UTAH 84117
                                   ----------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                         VENTURES-NATIONAL INCORPORATED
                         ------------------------------

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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  June 30, 2002 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 30, 2002 - $54. There are approximately 54,102 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     None, Not applicable;


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  JUNE 30, 2002
                                     99,211

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organizational History and Business Development.
     ------------------------------------------------

     Ventures-National Incorporated (the "Company") was organized under the laws of the State of Utah on March 1, 1985, with an initial authorized capital of $100,000, consisting of 100,000,000 shares of one mill ($0.001) par value common voting stock. The Company was formed for the primary purpose of seeking potential business enterprises which in the opinion of management would prove profitable.

     The Company filed an S-18 Registration Statement with the Securities and Exchange Commission on May 30, 1985. The Registration Statement became effective on November 15, 1985, and the Company completed a public offering of certain of its securities on or about March 13, 1986.

     On August 12, 1985, The Company's Articles of Incorporation were amended to increase its authorized capital to $500,000, consisting of 500,000,000 shares of $0.001 par value common stock.

     The Articles of Incorporation were also amended on August 26, 1985, to expand the purposes for which the Company was organized to include various types of investments.

     On December, 1986, the Company executed a Letter of Intent with Woroner Technology Corporation of Florida, a Florida corporation and manufacturing and marketing firm of electronic systems and non-electronic products for the military and consumer markets world-wide ("Woroner Technology").

     The Articles of Incorporation were again amended on May 1, 1987, to increase the Company's authorized capital to $950,000, consisting of 950,000,000 shares of $0.001 par value common stock.

     On May 14, 1987, the Company acquired all of the outstanding common stock of Woroner Technology through an exchange of common stock of the Company pursuant to an Agreement and Plan of Merger. The Company succeeded to the business operations of Woroner Technology and was subsequently involved in the manufacturing and sale of these products in military and consumer markets until 1990, when these operations proved to be unsuccessful and were discontinued.

     The Company was inactive from 1990 until a court ordered annual meeting of the stockholders was duly called and held on March 9, 2000, at which a new Board of Directors was elected.

     At a special meeting of the newly constituted Board of Directors held April 20, 2000, the following officers were elected: John Winchester, President; Tyler Despain, Vice President; and Luke Bradley, Secretary/Treasurer. Mr. Winchester replaced James P. Doolin as a director following Mr. Doolin's resignation; Mr. Doolin was one of the directors elected at the March 9, 2000, annual meeting, along with Messrs. Despain and Bradley. These persons presently serve as these officers for the Company. At the special meeting of the directors, the fiscal year of the Company was also changed from February 28 in each year to June 30 in each year; and the Company once again became a developmental stage company, following its reinstatement as a corporation in good standing under the laws of the State of Utah.

     Effective February 22, 2002, the Company reverse split its outstanding common stock on a basis of one for 6,000, reducing its 590,221,925 then outstanding shares of common stock to 99,211 shares. All computations herein take into account this reverse split.

     Since the recommencement of its developmental stage in March 2000, the Company has not engaged in any material business operations other than seeking potential acquisition, Merger or merger candidates, and as of June 30, 2002, it had no assets and liabilities of $9,660.

     Effective as of June 28, 2002, the Company entered into a letter of intent (as heretofore amended, the "Letter of Intent") pursuant to which the Company shall acquire (the "Acquisition") all of the outstanding capital stock of Titan EMS, Inc., a Delaware corporation ("Titan"), in exchange for a certain number of shares of the Company's Common Stock, par value $0.001 per share, on a share for share basis. A copy of the Letter of Intent, as amended effective July 1, 2002, was previously filed as an exhibit to the Company's 8-K Current Report dated June 28, 2002, that was filed with the Securities and Exchange Commission on July 12, 2002. The Company anticipates that following the consummation of the Acquisition, the stockholders of Titan immediately prior to such time (the "Titan Stockholders") shall hold beneficially and of record between approximately 80% and 96% of the Company's outstanding common stock (depending upon the number of shares sold by the reorganized Company in a private offering that is subject to the completioin of the Acquisition), constituting a change in control of the Company. The securities that may be issued in the Acquisition will be "restricted securities", and will be subject to resale under Rule 144 of the Securities and Exchange Commission one year after issuance.

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire by purchase or merger, the Company has had no material business operations for over 12 years.


Risk Factors.
-------------

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

Principal Products and Services.
--------------------------------

     None; not applicable.

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
----------------

     None; not applicable.

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable.

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

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable.

Number of Employees.
--------------------

     None; not applicable.

Item 2.  Description of Property.
         ------------------------

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is VNTU. The Company shares have been traded on the OTC Bulletin Board since September 21, 2001.

          The following quotes were provided to the Company from the National Quotation Bureau are are through the most recent month end:

                           CLOSING BID                                CLOSING ASK
                  HIGH                      LOW               HIGH                      LOW

SEP 24, 2001
THRU              .01                       .01               NONE                      NONE
SEP 31, 2001

OCT 1, 2001
THRU              .01                       .01               NONE                      NONE
OCT 31, 2001

NOV 1, 2001
THRU              .02                       .005              .10                       .02
NOV 30, 2001

DEC 1, 2001
THRU              .003                      .003              .02                       .01
DEC 31, 2001

JAN 1, 2002
THRU              .003                      .0005             .02                       .004
JAN 31, 2002

FEB 1, 2002
THRU              .0005                     .0005             .004                      .004
FEB 21, 2002

FEB 22, 2002
THRU              .20                       .10               5.00                      5.00
FEB 28, 2002
(after a 1 for 6,000 reverse split)

MAR 1, 2002
THRU              .20                       .15               12.00                     12.00
MAR 31, 2002

APR 1, 2002
THRU              .25                       .25               12.00                     12.00
APR 30, 2002

MAY 1, 2002
THRU              .25                       .25               12.00                     12.00
MAY 31, 2002

JUN 1, 2002
THRU              .20                       .20               12.00                     12.00
JUN 30, 2002

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     None; not applicable. However, effective as of June 28, 2002, the Company entered into a letter of intent (as heretofore amended, the "Letter of Intent") pursuant to which the Company shall acquire (the "Acquisition") all of the outstanding capital stock of Titan EMS, Inc., a Delaware corporation ("Titan"), in exchange for a certain number of shares of the Company's Common Stock, par value $0.001 per share, on a share for share basis. A copy of the Letter of Intent, as amended effective July 1, 2002, was previously filed as an exhibit to the Company's 8-K Current Report dated June 28, 2002, that was filed with the Securities and Exchange Commission on July 12, 2002. The structure of the acquisition shall be determined following the completion by parties of their respective due diligence review of the other and is anticipated to be either the exchange of the outstanding capital stock of Titan for shares of the Company or the merger of a newly-formed wholly-owned subsidiary of the Company with and into Titan. The Company anticipates that following the consummation of the Acquisition, the stockholders of Titan immediately prior to such time (the "Titan Stockholders") shall hold beneficially and of record between approximately 80% and 96% of the Company's outstanding common stock (depending upon the number of shares sold by Titan in a private offering prior to the Acquisition), constituting a change in control of the Company.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of June 30, 2002, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     As of June 30, 2002, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the year ended June 30, 2002, the Company had a net loss of $3,480. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7.

Liquidity.
----------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended June 30, 2002 and 2001

          Independent Auditors' Report

          Balance Sheets - June 30, 2002

          Statements of Operations for the years ended
          June 30, 2002 and 2001

          Statements of Stockholders' Equity for the years ended June 30, 2002 and 2001

          Statements of Cash Flows for the years ended
          June 30, 2002 and 2001

          Notes to the Financial Statements

                         Ventures-National Incorporated
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                  June 30, 2002

                         Ventures-National Incorporated
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                            Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- June 30, 2002                                                                                                2

Statements of Operations for the Years ended June 30, 2002 and 2001, and
for the period from Reactivation [April 20, 2000] through June 30, 2002                                                       3

Statements of Stockholders' Deficit for the Years ended June 30, 2002 and
2001, and for the period from Reactivation [April 20, 2000] through June
30, 2002                                                                                                                      4

Statements of Cash Flows for the Years ended June 30, 2002 and 2001, and
for the period from Reactivation [April 20, 2000] through June 30, 2002                                                       5

Notes to Financial Statements                                                                                               6 -- 8



                                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Ventures-National Incorporated [a development stage company]


     We have audited the accompanying balance sheet of Ventures-National Incorporated [a development stage company] as of June 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2002 and 2001, and for the period from Reactivation [April 20, 2000] through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ventures-National Incorporated [a development stage company] as of June 30, 2002, and the results of operations and cash flows for the twelve-month and three-month periods ended June 30, 2002 and 2001, and for the period from reactivation in conformity with accounting principles generally accepted in the United States of America.

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


                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds
Salt Lake City, Utah
August 8, 2002

                         Ventures-National Incorporated
                          [A Development Stage Company]
                                  Balance Sheet
                                  June 30, 2002


                                             ASSETS

Assets
Current Assets:
  Cash                                                                      $                     0
                                                                                 ------------------
  Total Current Assets                                                                            0
                       Total Assets                                            $                  0
                                                                                 ==================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Payable to shareholders                                                      $              9,660
                                                                                 ------------------
  Total Current Liabilities                                                                   9,660
         Total Liabilities                                                                    9,660

Stockholders' Deficit:
  Capital Stock -- 950,000,000 shares authorized having a
   par value of $.001 per share; 99,147 shares issued
   and outstanding                                                                              99
  Additional Paid-in Capital                                                             2,428,858
  Accumulated Deficit                                                                   (2,428,957)
  Deficit Accumulated During Development Stage                                              (9,660)
                                                                                 ------------------
                Total Stockholders' Deficit                                                 (9,660)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                 0
                                                                                 ==================


                         See accompanying notes to financial statements.


                         Ventures-National Incorporated
                          [A Development Stage Company]
                            Statements of Operations
 For the Years Ended June 30, 2002 and 2001, and for the Period from Reactivation
                     [April 20, 2000] through June 30, 2002


                                                                                           Reactivation
                                                                                           through June
                                                      2002                2001               30, 2002
                                                 --------------      ---------------      ---------------
Revenues                                       $             0     $              0    $                0

General & Administrative Expenses                        3,339                3,241                 9,519


                                                 -------------- ---- --------------- ---  ---------------
              Operating Loss                            (3,339)              (3,241)               (9,519)

       Net Loss Before Income Taxes                     (3,339)              (3,241)               (9,519)

Provision for income/franchise Taxes                        141                   0                   141
                                                 --------------      ---------------      ---------------

Net Loss                                       $        (3,480)    $         (3,241)   $          (9,660)
                                                 ==============      ===============      ===============


Loss Per Share                                 $          (.04) $              (.03)   $            (.10)
                                                 ==============     ================     ================

Weighted Average Shares Outstanding                      99,147               99,147               99,147
                                                 ==============     ================     ================



                         See accompanying notes to financial statements.

                         Ventures-National Incorporated
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
 For the Years Ended June 30, 2002 and 2001, and for the Period from Reactivation
                     [April 20, 2000] through June 30, 2002


                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------     ----------     ------------      ------------     -------------
Balance at reactivation, [April
20, 2000]                    590,221,925        590,222        1,838,735       (2,428,957)                 0
Reverse split 1 for 6,000   (590,122,778)     (590,123)          590,123                                   0
Net loss for the period April 20,
2000 through June 30, 2000                                                         (2,939)           (2,939)
                            ------------     ----------     ------------      ------------     -------------
Balance, June 30, 2000            99,147             99        2,428,858       (2,431,896)           (2,939)
Net Loss for year ended
 June 30, 2001                                                                     (3,241)          (3,241)
                            ------------     ----------     ------------      ------------     -------------
Balance, June 30,2001             99,147             99        2,428,858       (2,435,137)           (6,180)
                            ------------     ----------     ------------      ------------     -------------
Net Loss for year ended                0
 June 30, 2002                                                                      (3,480)          (3,480)
                            ------------     ----------     ------------      ------------     -------------
Balance, June 30,2002             99,147 $           99 $      2,428,858 $     (2,438,617) $         (9,660)
                            ============     ==========     ============      ============     =============



                         See accompanying notes to financial statements.

                         Ventures-National Incorporated
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the Years Ended June 30, 2002 and 2001, and for the Period from Reactivation
                     [April 20, 2000] through June 30, 2002

                                                                                         Reactivation
                                                                                         through June
                                                            2002            2001           30, 2002
                                                         -----------     -----------     -------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                             $        (3,480) $       (3,241) $         (6,180)
Adjustments to reconcile net income to net cash provided by
 operating activities:
      Expenses paid by Shareholders                            3,480           3,241             6,180
                                                         -----------     -----------     -------------
     Loss from discontinued operations
       Net Cash Used for Operating Activities                      0               0                 0

Cash Flows Provided by Financing Activities                        0               0                 0

                                                         -----------     -----------     -------------
           Net Increase/(Decrease) in Cash                         0               0                 0

Beginning Cash Balance                                             0               0                 0
                                                         -----------     -----------     -------------

Ending Cash Balance                                  $             0   $           0                 0
                                                         ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $             0   $           0  $              0
  Cash paid during the year for income taxes         $             0   $           0  $              0




                         See accompanying notes to financial statements.

                         Ventures-National Incorporated
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2002

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (a)    Organization

               Ventures-National Incorporated ( the "Company"), was incorporated under the laws of the State of Utah on March 1, 1985.

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

               The financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of June 30, 2002 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There were no common stock equivalents outstanding through and as of June 30, 2002

                         Ventures-National Incorporated
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2002
                                   [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at June 30, 2002.


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

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since inception amounting to $2,438,617, no assets, and has a net working capital deficiency at June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2022. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                           $9,660        $1,449       15%
   State Income Tax                              9,519           476        5%
   Valuation allowance                                        (1,925)
                                                        -------------
        Deferred tax asset 6/30/2002                              $0

               The valuation allowance has increased $689 from $1,236 as of June 30, 2001.

                         Ventures-National Incorporated
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2002
                                   [Continued]

NOTE 4         SHAREHOLDER LOAN

               A Shareholder has paid expenses on behalf of the Company in the amount of $9,660 through June 30, 2002. The Company has recorded a liability for these expenses to the shareholder. This unsecured loan bears no interest and is due on demand.


NOTE 5         SUBSEQUENT EVENTS

               Effective June 28, 2002, the Company entered into a letter of intent pursuant to which the Company shall acquire all of the outstanding capital stock of Titan EMS, Inc., a Delaware corporation ("Titan"), in exchange for a certain number of shares of the Company's common stock on a share-for-share basis. The Company anticipates that following the consummation of the acquisition, the stockholders of Titan shall hold beneficially and of record between 80% and 96% of the Company's outstanding common stock, constituting a change in control of the Company. The securities that may be issued in the acquisition will be "restricted securities", and will be subject to resale under Rule 144 of the Securities and Exchange Commission one year after issuance.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None, Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.
---------------------------------------------------

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

Business Experience.
--------------------

     John Winchester, President and a director is 27 years of age. Mr. Winchester received a bachelors degree from the University of Utah in Organizational Communication in May 1999. Mr. Winchester has been working as a production director for a major drafting company, in Salt Lake City, Utah, for the past five years.

     Tyler Despain, Vice President and a director is 27 years of age. Mr. Despain graduated from the University of Utah, in Salt Lake City. He received a Bachelor of Arts, with a degree is sociology in December of 2000. Mr. Despain is currently working for as a sales representative for Affiliated Computer Services, in Salt Lake City, Utah.

     Luke Bradley, Secretary and a director is 25 years of age. Mr. Bradley graduated from the University of Utah, in Salt Lake City. He received a bachelor of science, finance degee. Mr. Bradley currently works as a Sales representative and finance manager for Drive Marketing, a Utah consulting firm, which provides promotional merchandise to businesses.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     None.

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


Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

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

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
John          06/30/02    0     0     0     0      0     0   0
Winchester,   06/30/01    0     0     0     0      0     0   0
President,
Director


Tyler         06/30/02    0     0     0     0      0     0   0
Despain       06/30/01    0     0     0     0      0     0   0
Vice Pres./
Director

Luke          06/30/02    0     0     0     0      0     0   0
Bradley,      06/30/01    0     0     0     0      0     0   0
Secretary
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending June 30, 2002, 2001 or 2000, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of June 30, 2002, with the computations being based upon 99,147 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
James P. Doolin                 16,667                    17%

Don Woroner                     28,378                    28%

                              -------                    -----
                                45,045                    45%



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
as a group (3 persons)



Changes in Control.
-------------------

     Except as detailed under the heading, "Organizational History and Business Development," under Part 1, Item 1, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     See the Company's Current Report on Form 8-K as filed on July 12, 2002, for information relating to the Letter on Intent that became effective June 28, 2002.

Exhibits
--------

        None, not applicable.



                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VENTURES-NATIONAL, INC.



Date: 8/8/02                           /S/JOHN WINCHESTER
                                       John Winchester
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       VENTURES-NATIONAL, INC.



Date: 8/8/02                           /S/JOHN WINCHESTER
                                       John Winchester
                                       President and Director


Date:8/8/02                            /S/LUKE BRADLEY
                                       Luke Bradley
                                       Secretary and Director