Form 10KSB
period 2002-08-31
VENTURES NATIONAL INC
filed 2002-12-16
CIK 770471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .


--------------------------------------------------------------------------------
                        Commission File Number 000-32847


                         Ventures-National Incorporated
                 (Name of small business issuer in its charter)


              Utah                                              87-0433444
(State or other jurisdiction                                (I.R.S. Employer
     of incorporation)                                     Identification No.)


                               1855 Norman Avenue
                       Santa Clara, California 95054-2029
                    (Address of principal executive offices)

Issuer's Telephone Number: (408) 727-7513

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                              (Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: August 31, 2002 - $8,321,292

The aggregate market value of the voting common equity stock held by non-affiliates, computed based upon the average bid and ask price on December 13, 2002, is $4,033,968.

The number of outstanding shares of Common Stock, par value $.001 per share, of the Registrant as of November 25, 2002 was 11,387,963 shares.

Transitional small business disclosure format (check one) Yes [  ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Unless otherwise described therein, or unless the context otherwise requires, references to "the Company" "Titan", "it", "we", "our" or "its", refer to the Company, together with its subsidiaries and affiliates, and their respective predecessors.

OVERVIEW

         We are a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards with the equipment capability for expansion to include backplane assembly. We provide time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Our time sensitive and high quality manufacturing services enable our customers to shorten their time-to-market cycle time throughout their product's research and development phase as well as their product's introduction and ramp-up phase, thus increasing their competitive position. Our focus is on high quality niche printed circuit boards consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 10 day lead times at a value-added price.

         Beginning in the year 2001, Titan began acquiring cutting edge technology equipment and processes from competitors unable to remain in business due to a severe market downturn and overwhelming debt. Titan has also obtained customer lists and orders from several of these firms, resulting in new business opportunities.

         We have no material operations other than those of Titan.

History of the Company

         We were organized under the laws of the State of Utah on March 1, 1985, with an initial authorized capital of $100,000, consisting of 100,000,000 shares of one mill ($0.001) par value common voting stock ("Common Stock"). We were formed for the primary purpose of seeking potential business enterprises which in the opinion of our management would prove profitable.

         We filed an S-18 Registration Statement with the Securities and Exchange Commission on May 30, 1985. The Registration Statement became effective on November 15, 1985, and we completed a public offering of certain of our securities on or about March 13, 1986.

         On August 12, 1985, our Articles of Incorporation were amended to increase authorized capital to $500,000, consisting of 500,000,000 shares of Common Stock.

         The Articles of Incorporation were also amended on August 26, 1985, to expand the purposes for which we were organized to include various types of investments. In December 1986, we executed a Letter of Intent with Woroner Technology Corporation of Florida, a Florida corporation and manufacturing and marketing firm of electronic systems and non-electronic products for the military and consumer markets world-wide ("Woroner Technology").

         The Articles of Incorporation were again amended on May 1, 1987, to increase our authorized capital to $950,000, consisting of 950,000,000 shares of Common Stock.

         On May 14, 1987, we acquired all of the outstanding common stock of Woroner Technology through an exchange of our Common Stock pursuant to an Agreement and Plan of Merger. We succeeded to the business operations of Woroner Technology and were subsequently involved in the manufacturing and sale of these products in military and consumer markets until 1990, when these operations proved to be unsuccessful and were discontinued.

         We were inactive from 1990 until a court ordered annual meeting of the stockholders was duly called and held on March 9, 2000, at which a new Board of Directors was elected. At a special meeting of the newly constituted Board of Directors held April 20, 2000, the fiscal year of we also changed from February 28 in each year to June 30 in each year; and we once again became a developmental stage company, following our reinstatement as a corporation in good standing under the laws of the State of Utah.

         Effective February 22, 2002, we effected a reverse split of our outstanding Common Stock on a basis of one for 6,000, reducing our 590,221,925 then outstanding shares of Common Stock to 99,211 shares.

         On June 28, 2002, we entered into a letter of intent with Titan EMS, Inc., a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards.

         Effective August 30, 2002 (the "Effective Time"), through our wholly-owned subsidiary Titan EMS Acquisition Corp., a Delaware corporation ("AcquisitionCo"), we acquired all of the capital stock of Titan through an exchange of our Common Stock pursuant to an Agreement and Plan of Merger (the "Merger"). In connection with the Merger, our fiscal year was also changed from June 30 in each year to August 31 in each year.

         We transmitted the information required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended, to our holders of record on September 5, 2002.

         Since the recommencement of our developmental stage in March 2000, and until completion of our acquisition of Titan in August 2002, we did not engage in any material business operations other than seeking potential acquisition or merger candidates, and as of August 30, 2002, we had no assets and had liabilities of $9,660.

         In connection with the Merger, AcquisitionCo merged with and into Titan through the exchange of 6,880,490 shares of our Common Stock for all of Titan's outstanding shares of common stock.

         Upon the effectiveness of the Merger, the former executive officers resigned from their respective positions with us and the executive officers of Titan were duly elected as their successors as follows: David M. Marks, Chairman of the Board, and Louis J. George - President, Chief Executive Officer and Acting Treasurer. Our directors immediately prior to the Effective Time irrevocably resigned effective as of the close of business on September 15, 2002 and the following directors of Titan at the Effective Time were elected as our directors commencing at the close of business on September 15, 2002, each to serve until their respective successors shall have been elected and qualified:
Mr. Marks, Mr. George, Gregory B. Jacobs, and Robert I. Weisberg.

         On August 26, 2002, Forest Home Investors I, LLC ("Forest Home") and Phoenix Business Trust ("Phoenix Trust"), lenders of Titan, converted indebtedness owed by Titan into shares of Titan common stock at the conversion price of $1.50 per share, which resulted in the issuance of 6,667 shares and 123,823 shares to Forest Home and Phoenix Trust, respectively.

         Immediately after the Effective Time, each of Ohio Investors of Wisconsin LLC ("Ohio Investors") and Irrevocable Children's Trust ("ICT") converted certain outstanding indebtedness of Titan into shares of our Common Stock at a conversion price of $1.50 per share, resulting in the issuance of 1,160,764 shares of Common Stock to Ohio Investors and 68,667 shares of Common Stock to ICT. The conversion price at which Ohio Investors and ICT agreed to convert our indebtedness into shares of Common Stock was initially determined by reference to our then contemplated offering price of Units (as defined below) to be issued in a private placement. On October 28, 2002, we revised the offering price to $0.75 per share of Common Stock. Accordingly, on December 9, 2002, we entered into a letter agreement with each of ICT and Ohio Investors to provide for the issuance of 1,160,764 additional shares to Ohio Investors and 68,667 additional shares of Common Stock to ICT, to reflect a corresponding adjustment of the conversion price to $0.75 from $1.50. The Shares related to the conversion of these debts were issued subsequent to August 31, 2002 include the corresponding effect of the translation.

         Upon the effectiveness of the Merger, we commenced a private placement (the "Private Placement") offering of units (each, a "Unit"), each Unit being comprised of one share of Common Stock and a 5-year warrant to purchase one share of Common Stock at an exercise price of $1.50 per share. Effective October 28, 2002, we amended the offering structure to provide for, inter alia, the offering of shares of Common Stock (without Common Stock purchase warrants) at $0.75 per share, reduced from the previous offering price of $1.50 per Unit (the "Repricing"). Each investor in the private placement who had purchased Units prior to October 28, 2002 agreed to surrender their rights to Units and to apply their respective investment amounts toward the purchase of shares of Common Stock at $0.75 per share. As of November 25, 2002, we had sold 1,549,400 shares of Common Stock in the Private Placement for aggregate gross proceeds of $1,162,050.

History of Titan and Its Predecessor SVPC Partners, LLC

         Titan is a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards with the equipment capability for expansion to include backplane assembly.

         Beginning in 2001, Titan, through its predecessor SVPC Partners LLC, a Delaware limited liability company that commenced its operations in July 2001 ("SVPC"), began acquiring cutting edge technology equipment, processes, customer lists and orders from competitors unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of Circuit Systems, Inc. ("CSI") pursuant to a combined approved bankruptcy court sale. After acquiring SVPC Circuit Systems, Inc. and certain assets of CSI, Titan acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc.

         On August 12, 2002, Titan acquired all of the non-real estate assets and assumed all of the non-term loan liabilities of SVPC in exchange for the issuance to SVPC of 800,000 shares of Titan common stock, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities.

         In connection with the contribution, certain consents had not been received as of the closing date. Titan and SVPC have agreed that if such agreements are not received or they are such that the value of the contribution is detrimentally affected, SVPC will return shares in an amount equal to the resulting damages based on a value of $1.50 per share. We expect to be able to obtain all requisite consents.

         On August 12, 2002, Titan acquired certain intangible assets contributed by Louis George, our President and Chief Executive Officer, in exchange for 50,000 shares of Titan common stock valued at $1.50 per share, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities.

Business of Titan

         Titan is a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards with the equipment capability for expansion to include backplane assembly. Titan provides time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Titan's prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Titan's time-to-market manufacturing services enable its customers to shorten their cycle time throughout the development, introduction and ramp-up phases of bringing their products to the market.

         Titan is able to produce high technology printed circuit boards with surface finishes consisting of tin/lead, organic solderability coating also known as OSP, electrolytic soft and hard gold and tin/nickel finishes. Titan's printed circuit boards are also engineered to support electrical characteristics for high-speed digital designs consisting of controlled impedance.

         Titan's bare-board manufacturing operations provide time sensitive printed circuit boards to the electronics industry at a competitive price. Titan's focus is on niche printed circuit boards consisting of complex high layer count, fine-lines and high-performance materials with capabilities to deliver in 24 hours at a premium to a 10-day delivery period.

         Titan's standard panel sizes range from 12" x 18" to an oversize panel of 24" x 30". The base cost of a printed circuit board is primarily determined by the amount of boards that can be placed on manufacturing process panel. Titan has the capability to produce up to 34 layer circuit boards with finished hole aspect ratios up to 15 to 1 (15:1). The number of layers of a printed circuit board can affect Titan's weekly manufacturing capacity. For example, an order representing a higher number of layers, 12 or more, will decrease overall capacity, whereas an order for printed circuit boards with less than 12 layers will increase overall capacity. However, we expect that any decreases in capacity caused by the manufacture of printed circuit boards with a greater number of layers would be offset by a higher average panel price.

         We are in the process of relocating and upgrading Titan's current printed circuit board plant into a facility formerly occupied by Tyco Electronics Inc. in Fremont, California, in connection with which we executed a sublease on July 26, 2002. At this facility, we expect to have the capacity to produce approximately 2,500 manufacturing panels of printed circuit boards per week.

INDUSTRY BACKGROUND

         Printed circuit boards serve as the foundation of most complex electronic products. The printed circuit board manufacturing industry has benefited from the proliferation of electronic products in a variety of applications, ranging from consumer products, such as cellular telephones, to high-end commercial electronic products, such as communications and computer networking equipment. Printed circuit boards are manufactured from sheets of laminated base material purchased from various laminate suppliers. Each sheet (also known as a manufacturing process panel) typically consists of multiple printed circuit boards, while each board contains its own identity consisting of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.

         Products that utilize printed circuit boards have high levels of complexity and short life cycles as original equipment manufacturers continually develop new and increasingly sophisticated products. Titan believes these characteristics benefit printed circuit board manufacturers that can assist original equipment manufacturers in bringing a product to market faster by providing the engineering expertise, process controls and execution capabilities to accelerate product development and quickly proceed to volume production. Manufacturers of complex electronics products in high-growth markets, including consumer electronics, the computer and networking industry, medical devices, military contracts, automobiles, aviation and the telecommunications industry are continually under pressure to bring their products to market faster. The success of these industries is dependent on, among other things, technological advancements, demand for a wider variety of product applications, and increasingly powerful electronic components. Titan believes that the time-critical and highly complex nature of the new and emerging markets will further increase the demand for rapid production of complex printed circuit boards.

         Titan sees several trends in the printed circuit board manufacturing industry. These include:

Importance of Prototype Printed Circuit Board Production.

         Original equipment manufacturers are placing increased emphasis on the prototype stage of printed circuit board production in order to accelerate product development. Domestically, higher volume production of printed circuit boards is becoming increasingly more competitive, as much of such production is exported to countries overseas for low cost manufacturing. We believe in placing a stronger emphasis towards the small volume, highly complex, multi-layer prototype printed circuit boards for original equipment manufacturers in research and development companies headquartered in areas such as Silicon Valley, while the production volumes are mass-produced at other locations.

Shorter Electronic Product Life Cycles.

         Rapid changes in technology are shortening the life cycles of complex electronic products and reducing the period during which products are profitable, placing greater pressure on original equipment manufacturers to bring new products to market faster. The rapid adoption of innovative electronic products is heightening the need for original equipment manufacturers to minimize the time required to advance products from prototype design to product introduction. We believe these time-to-market requirements are causing original equipment manufacturers to increasingly rely on printed circuit board manufacturers who have the capability to meet the technology demands of compressed product life cycles.

Increasing Complexity of Electronic Products.

         The increasing complexity of electronic products is driving technological advancements in printed circuit boards. Original equipment manufacturers are continually designing more complex and higher performance electronic products, which require printed circuit boards that can accommodate higher speeds and component densities. We believe that original equipment manufacturers are increasingly relying upon prototype printed circuit board manufacturers who invest in advanced manufacturing process technologies and sophisticated engineering staff to accelerate product development.

SERVICES

         Titan provides its customers with a competitive prototype manufacturing solution from prototype through pre-production development. Titan's services include:

Quick Turn Production.

         Our clients are typically product and chip designers that need high quality prototype printed circuit boards on an expedited basis. We produce prototype printed circuit boards of various types and complexities based on our clients specifications, with delivery times ranging between 24 hours and a standard lead time of 10 days. Because we process customer orders on a "quick-turn" basis, we do not typically have more than a two-week backlog of customer orders at any one time.

Process Development.

         Our clients are concerned with the manufacturing yields that are generally reflected in each volume production run of a market ready printed circuit board. We work closely with our customers' engineering departments to develop "Design for Manufacturing" standards for future high volume production. The purpose of Titan's design assistance efforts is to determine efficient layouts of printed circuit boards to improve production yields and decrease volume production costs of a market ready printed circuit board.

System Testing.

         We have the capability to perform several methods of electrical testing on a finished printed circuit board.

         One method is using a custom test fixture that is manufactured internally and attached to a universal grid test machine. The pins in the test fixture will establish continuity between the universal grid and the exposed metal on the surface of the printed circuit board. When a test is performed, the test fixture will verify that a circuit board's electrical continuity and electrical characteristics are performing properly. Due to the cost of these custom test fixtures, this option is best used on larger quantity orders.

         The other method of testing is known as fixtureless testing, which is more time consuming as it tests each printed circuit board, but more cost effective as it eliminates the need for test fixtures. Fixtureless testers, also known as flying-probes, utilize a series of pointed pins that float around the surface of the circuit board to verify electrical continuity and characteristics.

         Both methods can be operated through an industry electrical test format known IPC 356. Titan's combination of equipment and software provides the added flexibility for time sensitive manufacturing and a reliable electrical test at competitive prices for prototype and pre-production orders.

TECHNOLOGY

         The market for our products is characterized by rapidly evolving technology. In recent years, the trend in the electronic products industry has been to increase the speed, complexity and performance of components while reducing their size and cost. Although none of our technology is proprietary, we believe our technological capabilities allow us to address the needs of manufacturers who need to bring complicated electronic products to market faster. Printed circuit boards serve as the foundation of products in electrical devices, large and small.

         To manufacture printed circuit boards, we generally receives circuit designs directly from our customers in the form of computer data files, which are reviewed to ensure data accuracy, product manufacturability and design evaluation. Processing these computer files with computer aided design technology, we generate images of the circuit patterns on individual layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuits called traces, which are separated by insulating material. A finished multilayer circuit board laminates together to form a number of circuitry layers, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely tight tolerances with high accuracy. We specialize in high layer prototype printed circuit boards with extremely fine geometries and tolerances, and uses automated optical inspection systems to ensure consistent quality. We also intend to use clean rooms for production purposes in the Fremont, California manufacturing facility, which will minimize particles that create manufacturing defects.

         We believe the highly specialized equipment we use is among the most advanced in the prototype and pre-production industry. We provide a number of advanced technology solutions, including:

30+ Layer Printed Circuit Boards.

         Manufacturing printed circuit boards exceeding 12 layers is more difficult to accomplish due to the greater number of processes required. We reliably manufacture printed circuit boards up to 34 layers in a time-critical manner.

Blind and Buried Vias.

         Vias are drilled holes which provide electrical connectivity between layers of circuitry in a printed circuit board. They typically extend all the way through the circuit board, providing connections to external features. As the demand for wiring density in a circuit board increases, vias may block channels that are needed for circuitry. As an alternative to the difficult task of adding more layers, blind and buried via technology is employed. Blind vias connect the surface layer of the printed circuit board to the nearest inner layer. Buried vias are holes that do not reach either surface of the printed circuit board but allow inner layers to be interconnected. Since blind and buried vias only extend through the layers of the printed circuit board in which they are required, more space is available on unpierced layers. Products with blind and buried vias can be made thinner, smaller, lighter and with more functionality than products with traditional vias.

Sequential Lamination.

         When using blind and/or buried via technology in a multi-layer printed circuit board, we often incorporate sequential lamination manufacturing processes. Sequential lamination uses a multiple printed circuit board construction approach that generally increases the complexity of manufacturing due to an increase in the number of production steps. We use sequential lamination when there is a requirement for multiple sets of laminated, drilled and plated via assemblies.

..003" Traces and Spaces Widths.

         Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order.

Aspect Ratios of up to 15:1.

         The aspect ratio is the ratio between the thickness of the printed circuit board to the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. We can drill holes using a .013" drill bit on backpanels measuring .200" thick.

Thin Core Processing.

         A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Internal core thickness in our printed circuit boards range from as little as 0.002 inches up to 0.039 inches. By comparison, the average human hair is 0.004 inches in diameter.

Micro Ball Grid Array/Chip-on-Board Features.

         A ball grid array is a method of mounting an integrated circuit or other component to a printed circuit board. Rather than using pins, also called leads, the component is attached with small balls of solder at each contact. This array method allows for greater input/output density and requires printed circuit boards with higher layer counts and tighter lines and spaces.

Controlled Impedance.

         High speed digital requirements demand accurate timing and high signal speeds. Differential and single ended controlled impedance printed circuit boards are manufactured to specific tolerances to meet these specifications. These customer specified impedance values are then verified prior to shipment using our specialized impedance test equipment.

Computer Aided Manufacturing.

         Titan utilizes Orbotech equipment and software, the worldwide leader in printed circuit board manufacturing equipment and computer aided manufacturing software. These enhancements allow the software to automate many of the tasks that were handled manually by a technician, reducing overhead and costly operator errors. We believe that utilizing CAD generated data from the customer at our automated optical inspection machines and final electrical test will enhance yields and reduce scrap.

CUSTOMERS AND MARKETS

         Our customers include printed circuit board design companies, original equipment manufacturers and contract manufacturers that serve the rapidly changing electronics industry. We measure customers as those companies that place at least two orders in a 12-month period.

         Our current customers come from several different industries including the security industry, chip and semiconductor industries, contract manufacturing, telecommunication and bio-medical industries.

         Our top ten customers accounted for 41% of our revenues for the year ended August 31, 2002.

SALES AND MARKETING

         Our marketing strategy focuses on establishing long-term relationships with our customers' engineering staff and new product introduction personnel early in the product development phase.

         Our engineers, application support and managers provide support to our sales representatives in advising customers with respect to manufacturing feasibility, design review and technology limits through direct customer communication, e-mail and customer visits. In an effort to establish individual salesperson accountability for each client and the development of long term relationships, each customer is assigned one internal account manager and an outside sales representative.

         We market our services through 6 direct and 3 independent sales representatives, supervised by our Vice-President of Sales. We believe there are significant opportunities for us to increase our market penetration throughout the United States through further expansion of our direct and independent sales representatives.

SUPPLIERS

         The primary raw materials used in our manufacture of printed circuit boards include copper-clad layers of fiberglass of varying thickness impregnated with bonding materials, chemical solutions such as copper and gold for plating operations, photographic film, carbide drill bits and plastic for testing fixtures.

         We utilize just-in-time procurement practices to maintain our raw materials inventory at low levels and works closely with our suppliers to obtain technologically advanced raw materials. Although we have preferred suppliers for some raw materials, the materials we use are generally readily available in the open market through numerous suppliers with the exception of one supplier of laminate material requested for use by our customers in less than 25% of our production. In addition, we periodically seek alternative supply sources to ensure that we are receiving competitive pricing and service. Adequate amounts of all raw materials have been available in the past and we believe this availability will continue in the foreseeable future.

COMPETITION

         The printed circuit board industry is highly fragmented and characterized by intense competition. Our principal competitors include: DDI, Cirrexx, Harbor, Sanmina and Tyco.

         We believe we compete favorably on the following competitive factors:

      o  competitive pricing;

      o  capability and flexibility to produce customized complex products;

      o  ability to offer time-to-market capabilities;

      o ability to offer time sensitive printed circuit board manufacturing capabilities;

      o  consistently high-quality product; and

      o  outstanding customer service.

         In addition, we believe that our continuous evaluation and early adoption of new or revised manufacturing and production technologies also gives us a competitive advantage. We believe that manufacturers like us, who have the ability to manufacture printed circuit boards using advanced technologies such as blind and buried vias, higher layer count, larger panel size and finer traces and spaces widths have a competitive advantage over manufacturers who do not possess these technological capabilities. We believe these advanced manufacturing and production technologies are increasingly replacing and making obsolete older technologies that do not provide the same benefits. Our future success will depend in large part on whether we are able to maintain and enhance our manufacturing capabilities as new manufacturing and production technologies gain market share.

         Some of our competitors are likely to enjoy substantial competitive advantages, including:

      o greater financial and manufacturing resources that can be devoted to the development, production and sale of their products;

      o  more established and broader sales and marketing channels;

      o more manufacturing facilities worldwide, some of which are closer in proximity to our customers;

      o manufacturing facilities which are located in countries with lower production costs; and

      o  greater name recognition.

GOVERNMENTAL REGULATION

         Our operations are subject to federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

      o the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

      o the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

      o  corresponding state agencies.

         To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.

EMPLOYEES

         As of August 31, 2002, we had 63 employees, none of whom were represented by unions. Of these employees, 52 were involved in manufacturing and engineering, 5 worked in sales and marketing and 6 worked in accounting, systems and other support capacities. We have not experienced any labor problems resulting in a work stoppage and we believe that we have good relations with our employees.

RISK FACTORS

         Information contained in this Form 10-KSB contains "forward-looking statements," which are qualified by the information contained in the section of this Form 10-KSB entitled "Special Note Regarding Forward-Looking Statements." If any of the risks described below materialize, the value of our common stock could be adversely affected. Unless otherwise described therein, or unless the context otherwise requires, references to "the Company", "Titan", "we", "our", "us", "it" or "its", refer to the Company, together with its subsidiaries and affiliates, and their respective predecessors.

Considerations and Risks Relating to Our Business and the Company

We have a limited operating history.

         We were incorporated in 1985 had no material operations between 1990 and early 2000. We recommenced our development stage in early 2000, and had no material operations from such time until the Merger. Titan's predecessor, SVPC, commenced its operations in July 2001. Accordingly, we have a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the printed circuit board industry. Such risks include the following:

      o  competition;

      o  need for increased acceptance of products;

      o  ability to continue to develop and extend our brand identity;

      o  ability to anticipate and adapt to a competitive market;

      o  ability to effectively manage rapidly expanding operations;

      o amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;

      o  ability to provide superior customer service; and

      o  dependence upon key personnel.

         We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected. Information regarding all our past operations prior to the Merger can be found in our reports/registration statements that have been previously filed with the Securities and Exchange Commission.

We do not have a history of profitability and, consequently, cannot predict whether we will ever reach profitability.

         Since recommencing our development stage activities, and Titan EMS, Inc., since inception, have not generated profits. Moreover, we will need to increase significantly our operating expenses to implement our business plan. As a result of the foregoing factors, we could incur significant losses on a quarterly and annual basis for the foreseeable future. Our ability to generate revenues and profits in the long term will depend primarily upon the successful implementation of our business plan. No assurance can be given that we will be successful in implementing our business plan or that we will generate sufficient revenues to achieve profitability.

         If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We believe that we will require additional financing to implement our business plan.

         We anticipate that we will require additional financing in order to implement our business plan. Such financing may be in the form of equity, debt or bank financing. Particularly in light of our limited operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our Common Stock may experience substantial dilution.

Fluctuations in operating results may affect our stock price.

         Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: (i) the amount and timing of capital expenditures and other costs relating to the implementation of our business plan, including acquisitions of, and investments in, competing or complementary companies or technologies; (ii) our introduction of new products or services or by our competitors; (iii) pricing changes in the printed circuit board manufacturing or assembly industries; (iv) technical difficulties with respect to the use of our products; (v) regulatory changes; and (vi) general economic conditions and economic conditions specific to the printed circuit board manufacturing industry. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We do not expect to pay cash dividends in the foreseeable future.

         We have not paid dividends or other distributions and do not intend to pay dividends or other distributions for the foreseeable future, and we intend to reinvest all of our earnings in the development of our business. In addition, we may enter into agreements with lenders or other financing parties that restrict or prohibit the payment of dividends or other distributions. Accordingly, no assurance can be given that we will pay any dividend or other distributions to the holders of our capital stock.

We are heavily dependent upon the electronics industry, and excess capacity or decreased demand for products produced by this industry could result in increased price competition as well as a decrease in our gross margins and unit volume sales.

         Our business is heavily dependent on the electronics industry. A majority of the our revenues are generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect our business, prospects, financial condition and results of operations.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

         The market for our products is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products that meet changing customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We may not be able to borrow additional funds in order to respond to technological changes as quickly as our competitors. In addition, the printed circuit board industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations would be materially and adversely affected.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could materially adversely affect our results of operations.

         A relatively small number of customers is responsible for a significant portion of our net sales. For the year ended August 31, 2002, four customers accounted for 24% of our revenues. Our principal customers may not continue to purchase products from us at past levels and we expect a significant portion of our net sales will continue to be generated by a small number of customers. Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, our business, prospects, financial condition and results of operations will be materially and adversely affected.

Our results of operations are subject to fluctuations and seasonality, and because many of our operating costs are fixed, even small revenue shortfalls would materially decrease our gross margins.

         Our results of operations vary for a variety of reasons, including:

      o  timing of orders from and shipments to major customers;

      o  the levels at which we utilize our manufacturing capacity;

      o  changes in the pricing of our products or those of our competitors;

      o changes in our mix of revenues generated from quick-turn versus standard lead time production;

      o  expenditures or write-offs related to acquisitions; and

      o  expenses relating to expanding the existing manufacturing facility.

         A significant portion of our operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Accordingly, even a relatively small revenue shortfall would materially decrease our gross margins. In addition, depending on the patterns in the capital budgeting and purchasing cycles of our customers and our end-markets served and the seasonality of the computer industry generally, our sales may be subject to seasonal fluctuation. Such seasonal trends may cause fluctuations in our quarterly operating results in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of investors. If this occurs, our ability to raise future equity financing from existing or new investors may be materially adversely impacted.

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our customers, which could decrease revenues and materially adversely affect our operating results.

         We sell to customers on a purchase order basis rather than pursuant to long-term contracts and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by our customers vary due to:

      o  customer attempts to manage inventory;

      o changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture their own products internally; and

      o  variation in demand for our customers' products.

         Because we process customer orders on a "quick-turn" basis, we do not typically have more than a two-week backlog of customer orders at any one time, and therefore cannot easily predict future revenues. Significant or numerous terminations, reductions or delays in our customers' orders could materially adversely impact our operating results. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations will be materially and adversely affected.

Our indebtedness could adversely affect our financial condition and the restrictions imposed by the terms of debt instruments may severely limit our ability to plan for or respond to changes in our business.

     As of August 31, 2002, the total amount outstanding under our credit facility ($1.2 million maximum available credit line) was $733,684, and we had $266,316 available under our existing credit facility for future borrowings subject to covenant compliance.

     Our level of debt could have negative consequences. For example, it could:

      o require us to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

      o increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer revenue shortfalls;

      o hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade our equipment or facilities; and

      o limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes.

     One of our Directors, Mr. Robert Weisberg, is the Chief Executive Officer of ALCO Financial Services, LLC, the lender under our credit facility.

If we experience excess capacity due to variability in customer demand, our gross margins may fall.

         We generally schedule our quick-turn production facility at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not made, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales revenues may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers' demands for quick-turn services exceeds our capacity during that period.

We are in the process of expanding our business into new products and services and may not be able to compete effectively with other companies who have been in these businesses longer than we have.

         We are in the process of expanding our business operations to include a rigid-flex and backplane assembly operations and by moving into a newer, larger facility in Fremont, California. We will be competing with companies that have substantially greater financial and manufacturing resources than we have and who have been providing these services longer than us. We may not be able to successfully compete on this basis with more established competitors.

Since July 2001, our predecessor, SVPC Partners, LLC ("SVPC"), expanded our operations through certain acquisitions and we may experience significant difficulties integrating these or any future acquisitions in expanding our business.

         Between July 2001 and the completion of the Merger, Titan consummated several acquisitions, including, acquisition of certain non-real estate assets of SVPC (which included certain assets that it had acquired from SVPC Circuit Systems, Inc. and Circuit Systems, Inc.) and certain assets of Paragon Electronic Systems, Inc. Both us and Titan have a limited history of owning and operating our businesses on a consolidated basis. We may not be able to meet performance expectations or successfully integrate our acquisition of Titan and our acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources.

         To manage the expansion of our operations and any future growth, we will be required to:

      o improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

      o  hire, train and manage additional qualified personnel;

      o  expand our direct and indirect sales channels; and

      o effectively transition our relationships with our customers, suppliers and partners to operations under our Titan brand.

         As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions, assets or product lines that complement or expand our existing business. Other than as effected in the Merger, we currently have no commitments or agreements to acquire any business.

         Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

      o the potential inability to identify the company best suited to our business plan;

      o the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;

      o difficulties in managing production and coordinating operations at new sites;

      o the potential need to restructure, modify or terminate customer relationships of the acquired company; and

      o  loss of key employees of acquired operations.

         In addition, future acquisitions may result in dilutive issuances of equity securities and the incurrence of additional debt, and, although we generally endeavor to avoid them, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

Competition in the printed circuit board market is intense, and if we are unable to compete effectively, the demand for our products may be reduced.

         The printed circuit board industry is intensely competitive, highly fragmented and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include DDI, Cirrexx, Harbor, Sanmina and Tyco. In addition, new and emerging technologies may result in new competitors entering our market.

         Many of our competitors and potential competitors have a number of significant advantages over us, including:

      o greater financial and manufacturing resources that can be devoted to the development, production and sale of their products;

      o  more established and broader sales and marketing channels;

      o more manufacturing facilities worldwide, some of which are closer in proximity to original equipment manufacturers;

      o manufacturing facilities which are located in countries with lower production costs; and

      o  greater name recognition.

         In addition, these competitors may respond more quickly to new or emerging technologies, or may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers' needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. Furthermore, increased production capacity by our competitors can result in an excess supply of printed circuit boards, which could also lead to price reductions. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing quick-turn services, an integrated manufacturing solution and responsive customer service may be of reduced importance to our customers who may become more price sensitive. This may force us to compete more on the basis of price and cause our margins to decline.

We compete against manufacturers in Asia where production costs are lower. These competitors may gain market share in our market segment for higher technology printed circuit boards, which may have an adverse effect on the pricing of our products.

         We may be at a competitive disadvantage with respect to price for volume production when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market for volume production. We do not currently have offshore facilities in lower cost locations, such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their technology to include higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share in the market for higher technology printed circuit boards, which may force us to lower our prices, reducing our revenues, gross profit, and cash flow from operations.

We rely on suppliers for the raw materials used in manufacturing our printed circuit boards, and an increase in industry demand for these raw materials may increase the price of these raw materials and reduce our gross margins.

         To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market and numerous other potential suppliers exist with the exception of one supplier of laminate material requested for use by our customers in less than 25% of our production. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins decrease as we have to pay more for our raw materials.

Our manufacturing process depends on the collective industry experience of our employees in our industry. If these employees were to leave us and take this knowledge with them, our manufacturing process may suffer and we may not be able to compete effectively.

         We do not have patent or trade secret protection for our manufacturing process, but instead rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee, if a significant number of our employees involved in our manufacturing process were to leave our employment and we were not able to replace these people with new employees with comparable experience, our manufacturing process may suffer as we may be unable to keep up with innovations in the industry. As a result, we may not be able to continue to compete effectively.

We may be exposed to intellectual property infringement claims by third parties which could be costly to defend, could divert management's attention and resources and, if successful, could result in liability.

         We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. Although we are not aware of any infringement proceedings or claims against it, any claims relating to an alleged infringement, even if not meritorious, could result in costly litigation and divert management's attention and resources.

Our business may suffer if any of our key senior executives discontinues employment with us or if we is unable to recruit and retain highly skilled engineering and sales staff.

         Our future success depends to a large extent on the services of our key managerial employees, particularly Louis George, our President and Chief Executive Officer, who began with us effective August 6, 2002; and Stephen Saul Kennedy, our Vice-President-Sales. Although we have entered into employment agreements with Mssrs. George and Kennedy and other executive officers, we may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense and the loss of these employees could harm our business. In addition, it may be difficult and costly for us to retain hourly skilled employees. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

We have executed a long term lease for a new manufacturing facility that began in the third quarter of 2002; if we are unsuccessful in meeting our obligations under this lease or is unable to relocate our operations in a timely and efficient manner, our ability to effectively service our customers and fill customer orders may be materially adversely affected. Two of our facilities are leased on a month-to-month basis and could be terminated at any time.

         Currently, we operate our business in two facilities located in Santa Clara, California. Our manufacturing facility is leased by us on a month-to-month basis from Ohio Investors of Wisconsin LLC, a related party. We maintain our executive offices in another Santa Clara facility that is leased by us until May 2005. We plan to relocate and upgrade our current printed circuit board plant into a facility formerly occupied by Tyco Electronics Inc. in Fremont, California, in connection with which we entered a sublease on July 26, 2002. Our occupancy is subject to the consent and approval of the City of Fremont, California. We are not aware of any reason why we would not be issued the appropriate permits, however, there can be no assurance that such lease will be completed or that such permits will be issued. Our second leased facility in Fremont, California may house our rigid-flex and backplane assembly operations. We lease this second Fremont, California facility on a month-to-month basis. Any termination of this lease by the landlord could, but would not be expected to have, a material adverse effect on our operations. The ability of our management and employees to respond to customer orders and perform customer service may be affected by the amount of time and resources necessary to move to the new facility, and consequently, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Our management team has only recently commenced working together as a combined unit, which may make it more difficult to conduct and grow our business.

         Our management team has only begun working together as a combined unit. If our management team cannot successfully work together, we may not be able to execute our business strategy successfully or compete effectively. Any failure to manage our expansion effectively could harm our business.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against it.

         We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers, for which we may be legally required to compensate them. Although our purchase orders generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.

         Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing process uses and generates materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and we are not directly at fault for the contamination, we may still be liable. The wastes we generate includes spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply in all material respects with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, materially adversely affect our revenues and causing our Common Stock price to decline. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling or disposal might require a high level of unplanned capital investment and/or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may materially adversely affect our business, prospects, financial condition and results of operations.

Our major stockholders control our business, and could delay, deter or prevent a change of control or other business combination.

         One shareholder, ICT, holds approximately 83% of our outstanding stock as of August 31, 2002. David Marks, our Chairman of the Board, is one of two trustees of ICT and has sole voting and dispositive authority with respect to the shares of stock held by ICT. By virtue of its stock ownership, ICT will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Through its concentration of voting power, ICT could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of our control or other business combination that might otherwise be beneficial to our stockholders. Additionally, the shares of common stock issued to each of Forest Home, Phoenix Trust and Ohio Investors are also beneficially owned by Mr. Marks, increasing his beneficial ownership to approximately 95% of our outstanding common stock as of August 31, 2002.

The current economic downturn or other downturns may lead to less demand for our services.

         As a result of the general slowing of economic activities experienced in the United States in 2001 and the first three quarters of 2002, our customers may delay or cancel new projects. We may experience a similar loss of demand during future economic downturns, whether in the regions in which we operate, our industry or that of our customers, or the economy as a whole. Recent terrorism in the United States and international hostilities may also impact the demand for our services. A number of other factors, including unfavorable financing conditions for the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. These conditions, either singly or collectively, could result in lower revenues or slower growth than we anticipate, and in any of such events, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Because we depend upon a two sites in a single geographic area, we are vulnerable to the effects of natural disasters, computer viruses, and similar disruptions.

         Our ability to successfully receive and process customer orders and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our manufacturing facilities, and computer and communications hardware systems. We are moving our manufacturing facility to Fremont, California. We are vulnerable to damage or interruption from fire, flood, earthquake, power loss, computer viruses, telecommunications failure, break-ins, and similar events. In addition, we may not currently, and may not in the future, carry sufficient business interruption insurance to compensate us for substantial losses that may occur for any of the foregoing. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

The limited market for our common stock will make their price more volatile.

         No active trading market existed for our common stock prior to the Merger, and we cannot assure potential investors that a larger market will ever develop or be maintained. The market for our common stock is likely to be volatile and many factors may affect the market. These include, for example:

      o our success, or lack of success, in marketing our products and services;

      o  competition;

      o  governmental regulations; and

      o  fluctuations in operating results.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations which have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the companies' operating results. These broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our' common stock in any market that develops.

Our common stock is considered to be "penny stock".

         Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stocks:

      o  with a price of less than $5.00 per share;

      o  that are not traded on a "recognized" national exchange;

      o  whose prices are not quoted on the NASDAQ automated quotation system;
         or

      o in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a "penny stock" for the investor's account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be "penny stock."

         Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any "penny stock" to that investor. This procedure requires the broker-dealer to:

      o obtain from the investor information about his or her financial situation, investment experience and investment objectives;

      o reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of "penny stock" transactions;

      o provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

      o receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

         Compliance with these requirements may make it harder for investors in our Common Stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors who understand that such investment is a long-term and illiquid investment, and are capable of and prepared to bear the risk of holding the common stock for an indefinite period of time.

                                      * * *

Special Note Regarding Forward-Looking Statements

         This Form 10-KSB contains forward-looking statements regarding our plans and objectives for the future. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based on a successful execution of our business strategy and is based upon a number of assumptions, including that there will be no unanticipated material adverse change in our operations or business. These assumptions involve judgments with respect to, among other things, future economic, political, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate. The forward-looking statements included in this Form 10-KSB may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, these statements should not be regarded as representations by us or any other person that we will achieve our objectives and plans.


ITEM 2.  DESCRIPTION OF PROPERTY.

( a )    Our current facilities are as follows:

 ------------------------- ----------------------- ------------------------- -------------------------------
  LOCATION                 SQUARE FEET             PRIMARY USE               LEASE TERMS
 ------------------------- ----------------------- ------------------------- -------------------------------
 Santa Clara, CA           15,860                  Current Office            Lease  expires  May 31,  2005;
                                                                             lease  payment of $15,840  per
                                                                             month.
 ------------------------- ----------------------- ------------------------- -------------------------------
 Santa Clara, CA           14,721                  Current    Manufacturing  Month  to  month  lease,  with
                                                   Facility                  Ohio Investors;  lease payment
                                                                             of $20,000 per month.
 ------------------------- ----------------------- ------------------------- -------------------------------
 Fremont, CA               27,984                  Upon         Relocation,  Sub-lease   expires   January,
                                                   Manufacturing             2009;    lease    payment   of
                                                   Facility/Office           $15,111 per month.
 ------------------------- ----------------------- ------------------------- -------------------------------
 Fremont, CA               28,176                  Upon         Relocation,  Month  to month  lease;  lease
                                                   Potential      Backplane  payment of $10,000 per month.
                                                   Assembly Facility
 ------------------------- ----------------------- ------------------------- -------------------------------

         Our front offices and our manufacturing facilities are currently located in Santa Clara, California. We are planning to relocate our offices and our manufacturing plant into a single facility formerly occupied by Tyco Electronics Inc. in Fremont, California, in connection with which we executed a sublease on July 26, 2002. Our occupancy is subject to the consent and approval of the City of Fremont, California. We have the ability at a later date to utilize the existing Santa Clara building at 1855 Norman Ave and the assembly equipment that has already been purchased to house our consigned kit proto-type rigid and rigid-flex assembly operations.

         We believe that our present facilities located in Santa Clara, California, that will be moved to a state of the art printed circuit board manufacturing facility in Fremont, California during the first quarter of calendar year 2003, are adequate for our current operating needs and continued near term growth. Titan's printed circuit board facility in Santa Clara is ISO 9002 certified and UL94VO Listed on the common laminates required in manufacturing most high-tech printed circuit boards. These certifications are standards related to management, production and quality control, among others.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our shares are traded on the OTC Bulletin Board, the symbol is TTGH. Our shares have been traded on the OTC Bulletin Board since September 21, 2002. Prior to September 21, 2001 there was no "public market" for shares of our Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock since September 21, 2001:

   ---------------------------------------------------------------------
                              2002                          2001
   ---------------------------------------------------------------------
          Period        High          Low            High           Low
   ---------------------------------------------------------------------
   First Quarter        N/A           N/A            N/A            N/A
   ---------------------------------------------------------------------
   Second Quarter       N/A           N/A            N/A            N/A
   ---------------------------------------------------------------------
   Third Quarter        N/A           N/A            N/A            N/A
   ---------------------------------------------------------------------
   Fourth Quarter     $3.05         $1.50            N/A            N/A
   ----------------------------------------------------------------------

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the Standard & Poor's ComStock, Inc. & Media General Financial Services.

         We estimate that as of November 25, 2002 there were approximately 1,200 holders of record of the Common Stock.

DIVIDEND POLICY

         We have never paid cash or other dividends and do not expect to pay any cash or other dividends in the foreseeable future with respect to the Common Stock. Our future dividend policy will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors. We presently intend to retain any earnings which we may realize in the foreseeable future to finance our growth. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock.

COMPENSATION PLANS

         The following table provides information concerning our equity participation plans as of August 31, 2002:

  ------------------------ ---------------------- ----------------------------- ---------------------------------------
       Plan Category       Number of securities    Weighted-average exercise        Number of securities remaining
                             to be issued upon        price of outstanding       available for future issuance under
                                exercise of       options, warrants and rights   equity compensation plans (excluding
                           outstanding options,                                  securities reflected in column (a))
                            warrants and rights
                                    (a)                       (c) (b)
  ------------------------ ---------------------- ----------------------------- ---------------------------------------
  Equity compensation      0                      -                             0
  plans approved by
  security holders
  ------------------------ ---------------------- ----------------------------- ---------------------------------------
  Equity compensation      1,060,000 (1)          $1.67                         0
  plans not approved by
  security holders
  ------------------------ ---------------------- ----------------------------- ---------------------------------------
  Total                    1,060,000              $1.67                         0
  ------------------------ ---------------------- ----------------------------- ---------------------------------------

(1) We were not required to obtain shareholder approval for these securities, all of which are shares of Company Common Stock. Represents
         (i) warrants to purchase 350,000 shares of Common Stock at an exercise price of $2.00 per share issued to Star Consulting in exchange for services; (ii) options to purchase 710,000 shares of Common Stock issued to employees of Titan in connection with the Merger having an exercise price of $1.50 per share.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is a summary of issuances by the Company and its predecessor. For purposes of the following summary, references to "Titan" shall mean "Titan EMS, Inc." and references to the "Company", "we" or "our" shall mean "Ventures-National Incorporated".

         Effective February 22, 2002, we effected a reverse split of our outstanding Common Stock on a basis of one for 6,000, reducing our 590,221,925 then outstanding shares of Common Stock to 99,211 shares.

         Effective July 29, 2002, pursuant to a Consulting Agreement among the Company, Jenson Services, Inc. and certain individual consultants named therein, we agreed to issue an aggregate of 300,000 shares of our Common Stock to certain consultants, of which 100,000 shares were registered under a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 5, 2002.

         On July 29, 2002, we issued 100,000 shares of Common Stock to Mr. Robert Ciri, in consideration of certain consulting services rendered pursuant to a letter agreement dated July 29, 2002 by and between the Company and Mr. Ciri.

         On July 29, 2002, we granted warrants to purchase up to 350,000 shares of Company Common Stock at an exercise price of $2.00 per share, with an expiration date of August 31, 2007 in consideration for the performance of consulting services.

         On August 6, 2002, Titan issued 800,000 shares of Titan common stock to SVPC Partners, LLC, a Delaware limited liability company ("SVPC"), in consideration of SVPC's contribution of certain assets and assignment of certain liabilities pursuant to a Contribution Agreement and Assignment and Assumption of Liabilities.

         On August 12, 2002, Titan issued a promissory note in a private placement transaction to an investor in the principal amount of $150,000 due September 30, 2002 with an interest rate of 12% per annum. On September 12, 2002, we repaid the principal and accrued interest of this promissory note through the issuance of 200,000 shares of Common Stock, which shares were sold as part of our private placement offering commenced upon effectiveness of the Merger (as defined below), after giving effect to the repricing thereof. See below in this section for a description of the Private Placement.

         On August 12, 2002, Titan granted to Mr. Louis George options to purchase up to 350,000 shares of Titan common stock at an exercise price of $1.50 per share, with an expiration date of July 31, 2007, as partial compensation under his employment agreement with Titan dated as of August 6, 2002. Upon consummation of the Merger, we issued replacement options to Mr. George with substantially identical terms and conditions.

         Effective as of August 12, 2002, Titan granted to Mr. Stephen Saul Kennedy, its executive vice president-sales, options to purchase up to 360,000 shares of Titan common stock at an exercise price of $1.50 per share, with an expiration date of July 31, 2007, as partial consideration for his services as an employee of Titan. Upon consummation of the Merger, we issued replacement options to Mr. George with substantially identical terms and conditions.

         Effective as of August 12, 2002, Titan issued 50,000 restricted shares of its common stock to Louis George at $1.50 per share in consideration of his contribution of certain assets and assignment of certain liabilities to Titan pursuant to a Contribution Agreement and Assignment and Assumption of Liabilities dated as of August 6, 2002.

         On August 12, 2002, Titan issued 100,000 restricted shares of Common Stock at $1.50 per share to a former Executive Vice President and consultant to Titan who resigned as an officer of Titan in June 2002, in compensation for services rendered.

         On August 26, 2002, Forest Home Investors I, LLC ("Forest Home") and Phoenix Business Trust ("Phoenix Trust"), lenders of Titan, converted indebtedness owed by Titan into shares of Titan common stock at the conversion price of $1.50 per share, which resulted in the issuance of 6,667 shares and 123,823 shares to Forest Home and Phoenix Trust, respectively.

         On August 30, 2002 (the "Effective Time"), through our wholly-owned subsidiary Titan EMS Acquisition Corp., a Delaware corporation, we acquired all of the capital stock of Titan through an exchange of our Common Stock pursuant to an Agreement and Plan of Merger (the "Merger") resulting in the issuance of 6,880,490 restricted shares of Common Stock to the stockholders of Titan.

         Upon the effectiveness of the Merger, we commenced a private placement (the "Private Placement") offering of units (each, a "Unit"), each Unit being comprised of one share of Company Common Stock and a 5-year warrant to purchase one share of Common Stock at an exercise price of $1.50 per share. Effective October 28, 2002, we amended the offering structure to provide for, inter alia, the offering of shares of Common Stock (without Common Stock purchase warrants) at $0.75 per share, reduced from the previous offering price of $1.50 per Unit (the "Repricing"). Each investor in the private placement who had purchased Units prior to October 28, 2002 agreed to surrender their rights to Units and to apply their respective investment amounts toward the purchase of shares of Common Stock at $0.75 per share. As of November 25, 2002, we had sold 1,549,400 shares of Common Stock in the Private Placement for aggregate proceeds of $1,162,050.

         Immediately after the Effective Time, each of Ohio Investors of Wisconsin LLC ("Ohio Investors") and Irrevocable Children's Trust ("ICT") converted certain outstanding indebtedness of Titan into shares of our Common Stock at a conversion price of $1.50 per share, resulting in the issuance of 1,160,764 shares of Common Stock to Ohio Investors and 68,667 shares of Common Stock to ICT. The conversion price at which Ohio Investors and ICT agreed to convert their our indebtedness into shares of our Common Stock was initially determined by reference to the then contemplated offering price of the Units in the Private Placement. Accordingly, on December 9, 2002, we entered into a letter agreement with each of ICT and Ohio Investors to provide for the issuance of 1,160,764 additional restricted shares to Ohio Investors and 68,667 additional restricted shares of Common Stock to ICT, to reflect a corresponding adjustment of the conversion price to $0.75 from $1.50. The shares related to the conversion of these debts were issued subsequent to August 31, 2002.

Issuances Subsequent to August 31, 2002

         Between August 31, 2002 and November 25, 2002, we issued an aggregate of 1,549,400 shares of Common Stock in the Private Placement to various third party investors for aggregate gross proceeds of $1,162,050.

         On November 15, 2002, we issued a warrant, exercisable only in whole and not in part, to purchase 25,000 shares of Common Stock for an aggregate purchase price of $100,000 issued to William Mark in exchange for consulting services.

         On September 10, 2002, we agreed to issue up to 100,000 shares of Common Stock to Dunlap & Kieft in exchange for consulting services.

         In October, 2002, we agreed to issue Reitler Brown, LLC, our legal counsel, options to purchase up to 48,753 shares of Common Stock, with an exercise price of $1.50 per share expiring five years from the date of filing of a Form S-8 covering the shares of Common Stock underlying the options.

         On November 7, 2002, we issued 120,000 shares of Common Stock to R.F. Lafferty & Co. in exchange for consulting services.

         The above transactions were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of Regulation D promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading "Business - Risk Factors." This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

Corporate Background

         We are a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards with the equipment capability for expansion to include backplane assembly. We provide time-critical, one-stop printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Our focus is on niche printed circuit boards consisting of complex, high layer count, fine-lines and high-performance materials with capabilities to deliver in 24 hours, at premium pricing, to standard 10 day lead time.

         Titan EMS, Inc., a Delaware corporation ("Titan") and our wholly-owned subsidiary conducting substantially all of our operations, was incorporated on March 27, 2001. On August 30, 2002, Titan was acquired by us through the merger (the "Merger") of Titan EMS Acquisition Corp., then a newly-formed Delaware corporation and our wholly-owned subsidiary, with and into Titan. In connection with the Merger, the stockholders of Titan received shares of our common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan is the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated, the historical financial statements of Titan became our historical financial statements after the Merger.

         On August 6, 2002, prior to the Merger, and except for real estate and certain related obligations, Titan purchased all operating assets and assumed all operating liabilities of SVPC Partners, LLC, an affiliate company ("SVPC"). This transaction was considered a re-capitalization in which the controlling unitholder of SVPC became the controlling stockholder of Titan remained after this transaction.

         Beginning in the year 2001, SVPC began acquiring cutting edge technology equipment and processes, as well as customer lists, orders, and inventory, from competitors unable to remain in business due to a severe market downturn and overwhelming debt. Titan also obtained customer lists and orders from several of these firms, resulting in new business opportunities.

         On July 16, 2001, SVPC acquired all of the assets and assumed the liabilities of SVPC Circuit Systems, Inc. ("Circuit Systems"), a manufacturer of printed circuit boards, through the bankruptcy court and commenced its operations.

         As several of the aforementioned transactions were consummated only a short time ago, and as we have undertaken a number of other activities, such as our lease of our new Freemont, California manufacturing facility, designed to enable our expansion as well as improve our operating margins, management has devoted substantial time since the Merger to the integration and reorganization of our various business units. We anticipate that this integration and reorganization of our business will continue to require substantial management resources for at least the first quarter and much of the second quarter of our fiscal year ending August 31, 2003 and that, as a result, we may not realize the anticipated economies of scale and scope, as well as the attendant improvements in our operating results, until possibly the third quarter of such fiscal year.

         For the fiscal year ended August 31, 2002, we derived 41% of our revenues from sales of printed circuit boards to ten customers. As of August 31, 2002, we had a working capital deficit of $2,733,403, and total stockholders' deficit of $519,857. We generated revenues of $8,321,292 for the year ended August 31, 2002 and incurred a net loss of $1,730,801. In addition, during the year ended August 31, 2002, net cash used in operating activities was $539,868.

Accounting Principles

Revenues

         We recognize revenues upon shipment to our customers. We record net revenues as our gross revenues less an allowance for returns. At August 31, 2002, we had 180 customers. We provide our customers a limited right of return for defective printed circuit boards and record an allowance for estimated revenues returns at the time of sale based on our historical results. Because our customers quickly test the printed circuit boards we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At August 31, 2002 we provided an allowance for revenues returns of $30,000. Because we process orders on a "quick-turn" basis, we do not typically have more than a two-week backlog of customer orders at any one time, and therefore cannot easily predict future revenues.

Cost of Revenues
         Cost of revenues consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of our products. Many factors affect our gross margin, including, but not limited to, capacity utilization, production volume and yield. We do not participate in any long-term supply contracts and we believe there are a number of high quality suppliers for the raw materials we use. Our cost of goods, as a percentage of revenues, varies depending on the complexity of the printed circuit boards we manufacture in any given period.

Expenses
         Our operating expenses, for the year ended August 31, 2002 are made up of costs for sales and marketing, general and administrative and non-recurring costs related to mergers and acquisitions and the cost of developing operating facilities.

         Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. We expect our selling and marketing expenses to fluctuate as a percentage of sales as we add new personnel, develop new independent sales representative channels and advertise our products.

         General and administrative costs primarily include the salaries for executive, finance, facilities, insurances, accounting and legal assistance. We expect these expenses to increase as a requirement of operating as a public company and we further expect to incur fluctuations as a percentage of revenues.

         For the year ended August 31, 2002, non-recurring costs include the expenses related to our merger activities as well as the expense of developing new facilities. As part of our business strategy we will continue to seek additional acquisitions. Therefore, we anticipate incurring merger costs in the future.

         Interest expense, including finance charges, relates primarily to an accounts receivable and inventory line of credit with an entity owned by a member of our board of directors. We expect interest expenses to fluctuate as a percentage of revenues based on the timing of borrowings under our line of credit.

Results of Operations

         The following table sets forth income statement data expressed as a percentage of net revenues for the year ended August 31, 2002. The Company commenced its operations after its acquisition of SVPC Circuit Systems, Inc. on July 16, 2001. Since operating results for the fiscal year ended August 31, 2001 include only 1 1/2 months of operations, the results of operations for the year ended August 31, 2001 are not comparable to the results of operation for the year ended August 31, 2002.

                                              Year ended
                                              August 31,
                                                2002
                                              ----------
Revenues                                        100.0%
Cost of revenues                                 85.1
                                                -----
Gross profit                                     14.9
                                                -----

Operating expenses:
  Sales and Marketing                            10.2
  General and administrative                     13.5
  Non-recurring costs                             6.5
                                                -----
Total operating expenses                         30.2

Operating loss                                  (15.3)
Other income and expense                         (5.5)
                                                -----

Net loss                                        (20.8)%
                                                =====


Revenues:

         Revenues for the year ended August 31, 2002 were $8,321,292 from the sale of printed circuit boards to our customers. Ten customers comprised 41% of our revenues for the year. During the year ended August 31, 2002 we entered a sub-lease agreement on a manufacturing and office facility in Fremont, California. At the Fremont, California facility we will have the capacity to produce approximately 2,500 manufactured panels of printed circuit boards per week. In our current facility in Santa Clara, California, we have the capacity to produce approximately 2,200 manufactured panels of printed circuit boards per week. We anticipate commencing operations in the Fremont, California facility during the first quarter of 2003 at which time we will cease operations in our Santa Clara, California location. We believe the added capacity provided by the new facility will enable us to increase our revenues however, there are no assurances that due to added capacity we will attract new customers or that our existing customers will purchase more product from us.

Cost of Revenues:

         Cost of revenues for the year ended August 31, 2002 was $7,079,941, or 85.1% of revenues. Cost of revenues, as a percentage of revenues, fluctuates due to the complexity of the printed circuit boards manufactured, specialized raw materials utilized for certain customer orders, and the amount of over or under utilized overhead costs as a function of sales increases or decreases. We believe that initially our overhead costs will be under utilized in the new facility in Fremont, California. There are no assurances that manufacturing volume will increase enough to fully absorb idle capacity costs.

         Gross profit for the year ended August 31, 2002 was $1,241,351, or 14.9% of revenues. We anticipate gross profit to fluctuate depending on the types of products produced for our customers and the magnitude of over or under absorption of overhead costs in our manufacturing facilities.

Operating Expenses:

         Sales and marketing expenses for the year ended August 31, 2002 were $851,444, or 10.2% of revenues. We plan to add additional independent sales representatives to extend our selling capacity. Commission costs therefore will fluctuate depending on the origin of sales orders with our internal sales team or our independent sales representative organization. We also plan to increase our marketing expenditures. There are no assurances that additional independent sales representatives or increased marketing expenditures will increase our revenues.

         General and administrative costs for the year ended August 31, 2002 were $1,123,857, or 13.5% of revenues. We expect our general and administrative costs to increase in future periods due to our operating as a public company whereby we will incur added costs for filing fees, increased professional services and insurance costs.

         Non-recurring cost for the year ended August 31, 2002 of $538,531, or 6.5% of revenues, relate to merger and other non-operational costs. During the year ended August 31, 2002 we incurred approximately $420,811 of expense related to the merger of the Company and Titan. The costs include primarily legal and consulting fees. Other non-recurring costs of $117,920 include certain non-capitalized costs related to facility expansion efforts. We anticipate we will continue to incur future non-recurring costs related to new facilities and anticipate the amount to fluctuate depending on the amounts and timing of expenditures.

Other Income and Expense:

         For the year ended August 31, 2002, other income and expense was $458,320, or 5.5% of revenues. Included in this category was interest expense of $484,487 offset by miscellaneous income of $26,167. Interest expense was incurred through our borrowings and our line of credit. We anticipate future interest expense to fluctuate as a percentage of revenues depending on the amounts and timing of funds borrowed under our line of credit.

Liquidity and Capital Resources

         Our principal sources of liquidity have been cash provided by operations, and borrowings under our various debt agreements. Our principal uses of cash have been for operations, to meet debt service requirements, finance capital expenditures and for acquisition activities. We anticipate these uses will continue to be our principal uses of cash in the future.

         Net cash used by operating activities during the year ended August 31, 2002 was $539,868 and was due mainly to our net loss of $1,730,801.

         Net cash used by investing activities of $620,417 for the year ended August 31, 2002 was for the purchase of fixed assets. We anticipate we will continue to purchase fixed assets to replace older equipment and provide additional equipment for our Fremont, California facility.

         Net cash provided by financing activities was $1,056,858 for the year ended August 31, 2002. We borrowed $1,582,419 from related parties and repaid $530,531 in notes and capital lease obligations and received $5,000 from a shareholder. Subsequent to August 31, 2002, as a result of the Merger, $2,144,146 in loans and notes were converted to equity.

         Upon the effectiveness of the Merger, we commenced a private placement (the "Private Placement") offering of units (each, a "Unit"), each Unit being comprised of one share of our Common Stock and a 5-year warrant to purchase one share of our Common Stock at an exercise price of $1.50 per share. Effective October 28, 2002, we amended the offering structure to provide for, inter alia, the offering of shares of Common Stock (without Common Stock purchase warrants) at $0.75 per share, reduced from its previous offering price of $1.50 per Unit (the "Repricing"). Each investor in the private placement who had purchased Units prior to October 28, 2002 agreed to surrender their rights to Units and to apply their respective investment amounts toward the purchase of shares of Common Stock at $0.75 per share. As of November 25, 2002, the Company had sold 1,549,400 shares of Common Stock in the Private Placement for aggregate gross proceeds of $1,162,050. We intend to use the proceeds of the Private Placement, after deducting fees and expenses related to the Private Placement, for general working capital needs and the build-out of new facilities.

Impact of Inflation

         We believe that our results of operations are not dependent upon moderate changes in inflation rates as we expect we will be able to pass along component price increases to our customers.

Seasonality

         We have experienced sales fluctuations due to customer business shut downs over December holidays and the slow down of purchasing activities in the summer during peak vacation months.

Critical Accounting Policies

         The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial conditions and operating results, and requires management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: allowance for sales returns and bad debts, inventory obsolescence and impairment of long-lived assets. We base our estimates on current facts and circumstances as well as historical experience. There are no assurances that actual results will not differ significantly from our estimated results. A description of our estimates and policies are contained in the notes to our consolidated financial statements. The methods, estimates and judgments we use in applying these most crucial accounting policies have a significant impact on the results we report in our consolidated financial statements.

Evaluation of Disclosure Controls and Procedures

         Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and acting Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

         There were no significant changes in our internal controls or in their factors that could significantly affect those controls since the most recent evaluation of such controls.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Statement Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001, be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. We have implemented the provisions of SFAS No. 141 and have concluded that the adoption does not have a material impact on our financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement, and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001, for any intangibles acquired in a business combination initiated after June 30, 2001. We have implemented the provisions of SFAS No. 142 and have concluded that the adoption does not have a material impact on our financial statements.

         In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. We do not expect the adoption to have a material impact to our financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption to have a material impact to our financial position or results of operations.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of FASB No. 146 to have a material impact to our financial position or results of operations.


ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements, the report thereon and the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes and data are incorporated herein by reference.

                             VENTURES-NATIONAL, INC.
                       (dba TITAN GENERAL HOLDINGS, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                   YEAR ENDED AUGUST 31, 2002 AND PERIOD FROM
                  MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001
                        WITH INDEPENDENT AUDITORS' REPORT









                                    CONTENTS

                                                                         Page

Independent Auditors' Report                                             F-1

Financial Statements:
  Consolidated Balance Sheet                                             F-2
  Consolidated Statements of Operations                                  F-3
  Consolidated Statements of Stockholders' Deficit                       F-4
  Consolidated Statements of Cash Flows                                  F-5-6
  Notes to Consolidated Financial Statements                             F-7-28

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ventures-National, Inc.
  (dbaTitan General Holdings, Inc.)
Santa Clara, California

We have audited the accompanying consolidated balance sheet of Ventures-National, Inc. (dba Titan General Holdings, Inc.) as of August 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended August 31, 2002 and the period from March 27, 2001 (inception) to August 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventures-National, Inc. (dba Titan General Holdings, Inc.) as of August 31, 2002, and the results of its operations and its cash flows for the year ended August 31, 2002, and for the period from inception (March 27, 2001) to August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company' working capital deficit and significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
October 25, 2002

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                  CONSOLIDATED BALANCE SHEET - AUGUST 31, 2002


                              ASSETS

Current assets:
     Cash and cash equivalents                                        $    76,707
     Accounts receivable, net                                           1,237,750
     Inventories, net                                                     297,999
     Deferred cost                                                         35,000
     Other current assets                                                  79,262
                                                                      -----------

            Total current assets                                        1,726,718

Property, equipment and improvements, net of accumulated
  depreciation and amortization                                         2,488,201

Intangible assets, net of accumulated amortization                         49,982
Other assets                                                              131,059
                                                                      -----------

                                                                      $ 4,395,960
                                                                      ===========


             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                              1,061,777
     Loans and notes payable, including
       $3,127,830 to related parties                                    3,140,914
     Due to related parties                                                 9,660
     Current portion of long-term debt                                    131,692
     Current portion of capital lease obligations                         116,078
                                                                      -----------

            Total current liabilities                                   4,460,121

Long-term debt, less current portion                                      120,891
Capital lease obligations, less current portion                           334,805

Stockholders' deficit:
     Common stock, $0.001 par value, 950,000,000 shares authorized;
       6,979,701 issued and outstanding                                     6,979
     Additional paid-in capital                                         1,181,715
     Accumulated deficit                                               (1,708,551)
                                                                      -----------

            Total stockholders' deficit                                  (519,857)
                                                                      -----------

                                                                      $ 4,395,960
                                                                      ===========


         See accompanying independent auditors' report and notes to the consolidated financial statements.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       From inception
                                                         Year ended   (March 27, 2001)
                                                         August 31,    to August 31,
                                                           2002           2001
                                                        -----------    -----------
Revenue                                                 $ 8,321,292    $   883,487

Cost of revenue                                           7,079,941        580,827
                                                        -----------    -----------

Gross profit                                              1,241,351        302,660

Operating expenses:
     Sales and marketing                                    851,444        120,511
     General and administrative expenses                  1,123,857        131,822
     Non-recurring costs                                    538,531             --
                                                        -----------    -----------

Income (loss) from operations                            (1,272,481)        50,327
                                                        -----------    -----------

Other income (expense):
     Interest expense                                      (484,487)       (43,203)
     Miscellaneous                                           26,167         15,126
                                                        -----------    -----------

            Total other income (expense)                   (458,320)       (28,077)
                                                        -----------    -----------

Income (Loss) before provision for income taxes          (1,730,801)        22,250

Provision for income taxes                                       --             --
                                                        -----------    -----------

Net income (loss)                                       $(1,730,801)   $    22,250
                                                        ===========    ===========

Net loss per share - basic and diluted                  ($     0.26)   $      0.00
                                                        ===========    ===========

Number of weighted average shares - basic and diluted     6,615,598      6,600,000
                                                        ===========    ===========


         See accompanying independent auditors' report and notes to the consolidated financial statements.

              VENTURES-NATIONAL (dba TITAN GENERAL HOLDINGS, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001


                                                                     Additional                     Total
                                              Common stock            paid-in      Accumulated   stockholders'
                                           Shares       Amount        capital        deficit    equity (deficit)
                                        -----------   -----------   -----------    -----------    -----------
Balance as of March 26, 2001                     --   $        --   $        --    $        --    $        --

Issance of common stock                     800,000           800       898,423             --        899,223

Net income                                       --            --            --         22,250         22,250
                                        -----------   -----------   -----------    -----------    -----------

Balance as of August 31, 2001,              800,000           800       898,423         22,250        921,473

Acquisition of SVPC
   Partners, LLC assets                   5,800,000         5,800          (800)            --          5,000

Issuance of common stock to
   related party as consulting
   fees at $.10 per share                   100,000           100         9,900             --         10,000

Issuance of common stock for
   compensation to related party
   at $1.5 per share                         50,000            50        74,950             --         75,000

Issuance of common stock
   to pay off loans payable
   to related parties
   at $1.5 per share                        130,490           130       195,605             --        195,735

Reverse acquisition between
   Titan Acquisition Corp. and
   Titan EMS, Inc. on August 30, 2002        99,211            99        (9,759)            --         (9,660)

Issuance of warrants to consultants              --            --        13,396             --         13,396

Net loss                                         --            --            --     (1,730,801)    (1,730,801)
                                        -----------   -----------   -----------    -----------    -----------

Balance as of August 31, 2002             6,979,701   $     6,979   $ 1,181,715    $(1,708,551)   $  (519,857)
                                        ===========   ===========   ===========    ===========    ===========



         See accompanying independent auditors' report and notes to the consolidated financial statements.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         From March 27,
                                                            Year ended  2001 (Inception)
                                                            August 31,  to August 31,
                                                             2002            2001
                                                          -----------    -----------
Cash flows provided by (used for) operating activities:
     Net income (loss)                                    $(1,730,801)   $    22,250
                                                          -----------    -----------

     Adjustments to reconcile net income (loss)
       to net cash provided by (used for)
       operating activities:
           Depreciation and amortization                      433,756         65,755
           Bad debt and sales return allowance                126,182             --
           Loan fees to lender                                100,000             --
           Non cash compensation                               98,396             --
           Inventory reserve                                   20,000             --

     Changes in assets and liabilities:
        (Increase) decrease in assets
           Accounts receivable                               (227,668)      (210,355)
           Inventories                                        142,609       (124,763)
           Other current assets                                35,202         67,069
           Other assets                                      (115,834)            --

        Increase (decrease) in liabilities
           Accounts payable and accrued expenses              578,290         94,932
                                                          -----------    -----------
              Total adjustments                             1,190,933       (107,362)
                                                          -----------    -----------

              Net cash used by operating activities          (539,868)       (85,112)
                                                          -----------    -----------

Cash flows provided by (used for) investing activities:
     Purchases of assets pursuant to purchase
       agreement, net of cash received from acquisition            --       (914,970)
     Purchases of fixed assets                               (620,417)            --
                                                          -----------    -----------

              Net cash used by investing activities          (620,417)      (914,970)
                                                          -----------    -----------

Cash flows provided by (used for) financing activities:
     Principal proceeds on notes and loans
        payable from related parties                        1,582,419             --
     Payments on notes and loans payable                     (334,730)       (46,667)
     Payments on long-term debt                              (104,693)        (9,224)
     Payments on capital lease obligation                     (91,138)        (7,979)
     Proceeds from contributions by stockholders                5,000      1,244,086
                                                          -----------    -----------

              Net cash provided by financing activities     1,056,858      1,180,216
                                                          -----------    -----------

Net increase (decrease) in cash                              (103,427)       180,134
Cash, beginning of year                                       180,134             --
                                                          -----------    -----------

Cash, end of year                                         $    76,707    $   180,134
                                                          ===========    ===========



         See accompanying independent auditors' report and notes to the consolidated financial statements.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                                                                    From March 27,
                                                     Year ended   2001 (Inception)
                                                     August 31,     to August 31,
                                                       2002            2001
                                                    ----------      ----------
Supplemental disclosure of cash flow information:

         Interest paid                              $  504,713      $   18,792
                                                    ==========      ==========

         Income tax paid                            $       --      $       --
                                                    ==========      ==========

     Non cash activities:

         Loans and notes payable incurred for
           purchase of property and equipment       $   15,700      $  175,000
                                                    ==========      ==========

         Long-term debt incurred for purchase
           property and equipment                   $       --         366,500
                                                    ==========      ==========

         Capital lease obligations incurred for
           purchase of property and equipment       $       --         550,000
                                                    ==========      ==========

         Issuance of common stock for
           consulting fees                          $   10,000      $       --
                                                    ==========      ==========

         Issuance of common stock to related
           party as compensation                    $   75,000      $       --
                                                    ==========      ==========

         Issuance of common stock to related
           parties to pay off debt                  $  195,735      $       --
                                                    ==========      ==========

         Issuance of common stock for acquisition
          of intangible assets from related party   $       --      $   65,194
                                                    ==========      ==========

         Borrowings from related party to pay off
           term loan                                $1,741,146      $       --
                                                    ==========      ==========


         See accompanying independent auditors' report and notes to the consolidated financial statements.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Organization, Merger Activities and Basis of Presentation:

         Business Activity:

                  Ventures-National, Inc. (dba Titan General Holdings, Inc.) (the "Company") was formed on March 1, 1985 as a Utah corporation. Before its wholly owned subsidiary, Titan EMS Acquisition Corp. (Acquisition Corp.), merged with Titan EMS, Inc. (Titan), the Company had no revenue and minimal amount of expenses.

                  Titan, a wholly owned subsidiary of Ventures-National, Inc., was formed on March 27, 2001, as a Delaware corporation, with its principal office in Santa Clara, California. In its Santa Clara facilities, Titan manufactures printed circuit boards ("PCB"), with emphasis on time critical production for both prototype and low-to-medium volume orders. Its customers are located throughout the United States with a concentration in California. Currently the Company's operating results are all generated from Titan's operations.

         Merger Activity:

                  On August 12, 2002, Titan entered into an Agreement and Plan of Merger (the "Merger") with Titan EMS Acquisition Corp., a wholly owned subsidiary of Ventures-National, Inc. ("Ventures"). The Merger became effective on August 30, 2002 at which time Titan became a wholly owned subsidiary of Ventures. Under the Merger, the holders of capital stock of Titan received an aggregate of 6,880,490 shares of common stock of Ventures, representing approximately 80% of the outstanding common stock of Ventures immediately following the Merger. Upon the completion of the Merger, Titan's directors and officers became directors and officers of the merged company. In addition, each outstanding option of Titan will be converted into one option of Ventures.

                  For accounting purposes, the Merger was accounted for as a reverse-merger, where Titan is the acquirer. Because the Merger is accounted for as a purchase of Ventures, the historical financial statements of Titan became the historical financial statements of Ventures after the Merger.

                  The accompanying consolidated financial statements as of August 31, 2002, include the operating results of Titan up to the closing day of August 30, 2002 and the operating results of Ventures after August 30, 2002.

         Basis of Presentation:

                  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At August 31, 2002, the Company had a working capital deficit of $2,733,403 and an accumulated deficit of $1,708,551.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1)      Organization, Merger Activities and Basis of Presentation, Continued:

         Basis of Presentation, Continued:

                  Management plans to take the following steps that it believes will be sufficient to provide Titan with the ability to continue its operations:

                  Management intends to raise additional equity through a private equity transaction currently being offered to interested investors. Titan plans to use the proceeds of the private equity transaction to expand its current product offering to allow for additional processing services for its customers. Management anticipates revenues to grow as a result of additional customer offerings. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

                  The accompanying consolidated statements of operations include the consolidated statement of operations for Titan, which includes the operating results of SVPC Partners, LLC (after the acquisition of Circuit Systems) for the period from July 16, 2001 to August 31, 2001. The accompanying consolidated statements of operations also include the operating results of SVPC Partners, LLC from September 1, 2001 to August 6, 2002 (date of merger with Titan), of Titan from August 7, 2002 to August 30, 2002, and of Ventures on August 31, 2002.


(2)      Summary of Significant Accounting Policies:

         Consolidation Policy:

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Titan EMS Acquisition Corp., which merged with Titan EMS, Inc. under a reverse-merger effective August 30, 2002. All material intercompany transactions have been eliminated.

         Use of Estimates:

                  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 (2)     Summary of Significant Accounting Policies, Continued:

         Revenue Recognition:

                  The Company derives its revenue primarily from the sale of PCBs using customers' design plans and recognizes revenues when products are shipped to customers. Provisions for discounts to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded.

         Cash and Cash Equivalents:

                  The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents and consist primarily of interest-bearing bank accounts and short-term debt securities. As of August 31, 2002, the Company had no short-term debt securities.

         Concentration of Credit Risk:

                  The Company generally extends credit to its customers, which are concentrated in the computer and electronics industries and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectability of its accounts receivable and provides an allowance for potentially uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At August 31, 2002, the Company provided an allowance for doubtful accounts of $80,000 including $50,000 for bad debt and $30,000 for sales returns.

                  Three vendors accounted for approximately 55% of the Company's purchases for the year ended August 31, 2002. At August 31, 2002, accounts payable included an outstanding balance of approximately $114,000 owed to these three vendors.

         Inventories:

                  Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

         Property, Equipment and Improvements:

                  Property, equipment and improvements are valued at cost. Depreciation and amortization are provided using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lease term.

See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)      Summary of Significant Accounting Policies, Continued:

         Property, Equipment and Improvements, Continued:

                  The estimated service lives of property, equipment and improvements are as follows:

                           Automobile                                 5 years
                           Office equipment                           7 years
                           Buildings                                 15 years
                           Production equipment                       7 years
                           Leasehold improvements                     3 years
                           Software                                   3 years


                  During the year ended August 31, 2002, the Company purchased certain assembling equipment and fixed assets and incurred certain setup cost for its System Integration Division. Such cost was being capitalized as Construction in Progress. As of August 31, 2002, the Company has not commenced the operations of this division. Accordingly, none of these capitalized costs have been depreciated for the year ended August 31, 2002.

         Intangible Assets:

                  Intangible assets include customer list representing the customer accounts acquired, which is amortized on a straight-line basis over a period of five years, commencing on the date of the acquisition. Accumulated amortization was $15,212 at August 31, 2002.

         Long-Lived Assets:

                  In accordance with Statement on Financial Standards ("SFAS") No. 121 "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be realizable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset, less cost to sell.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)      Summary of Significant Accounting Policies, Continued:

         Advertising:

                  The Company expenses advertising costs when incurred. Advertising expense totaled $6,146 for the year ended August 31, 2002 and $6,612 for the period from March 27, 2001 (inception) to August 31, 2001.

         Basic and Diluted Loss Per Share:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. The number of outstanding shares and weighted average shares reflects a stock split of 3,866.667 to 1. As of August 31, 2002, the Company has approximately 1,060,000 common stock equivalents.

         Income Taxes:

                  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent upon generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)      Summary of Significant Accounting Policies, Continued:

         Income Taxes, Continued:

                  SVPC Partners, LLC was formed as a limited liability company. Under the Internal Revenue Code provisions, the members are liable for income tax on their respective shares of the Company's taxable income. In addition, SVPC Partners, LLC is subject to an $800 annual tax for California and a fee based on the Company's annual revenues. The fee ranges from $900 to $11,790, depending on the revenues.

         Fair Value of Financial Instruments:

                  The carrying amount of the Company's cash and cash equivalents, accounts receivable, notes payable, accounts payable, and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

         Comprehensive Income:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2002, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

         Reporting Period:

                  The Company's previous year-end was June 30. The consolidated financial statements have been prepared and presented for the year ended August 31, 2002 and the period from March 27, 2001 to August 31, 2001 as the Company elected August 31 as its year-end after the merger with Titan. Titan's previous year-end was December 31.

         Segment Reporting:

                  Based on the Company's integration and management strategies, the Company operated in a single business segment. For the year ended August 31, 2002 and the period from March 27, 2001 ended August 31, 2001, all revenue has been derived from domestic operations.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




(2)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements:

                  In July 2001, the Financial Accounting Statement Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001, be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented the provisions of SFAS No. 141 and has concluded that the adoption does not have a material impact on its consolidated financial statements.

                  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement, and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001, for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented the provisions of SFAS No. 142 and has concluded that the adoption does not have a material impact on its consolidated financial statements.

                  In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to its financial position or results of operations.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(2)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to its financial position or results of operations.

                  In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to its financial position or results of operations.

                  In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact to its financial position or results of operations.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(3)      Mergers and Acquisitions:

         Merger with Ventures-National, Inc.

         Merger with Ventures-National, Inc.
         On August 12, 2002, Titan entered into an Agreement and Plan of Merger (the "Merger") with Titan EMS Acquisition Corp., a wholly owned subsidiary of Ventures. The Merger became effective on August 30, 2002 (after the date was closed) at which time Titan became a wholly owned subsidiary of Ventures. Under the Merger, the holders of capital stock of Titan received an aggregate of 6,880,490 shares of common stock of Ventures, representing approximately 80% of the outstanding common stock of Ventures immediately following the Merger. Upon the completion of the Merger, Titan's directors and officers became directors and officers of the merged company. In addition, each outstanding option of Titan will be converted into one Venture options.

         For accounting purposes, the Merger was accounted for as a reverse-merger, where Titan is the acquirer. Because the Merger is accounted for as a purchase of Ventures, the historical financial statements of Titan became the historical financial statements of Ventures after the Merger.

         Merger with SVPC Partners, LLC

         On August 6, 2002, prior to its merger with Ventures, and except for real estate and related obligations, Titan purchased all operating assets and assumed all operating liabilities of SVPC Partners, LLC (an affiliate company of Titan), by issuing 800,000 shares of Titan's stock to SVPC Partners, LLC. Before this acquisition, Titan had no revenue and limited operating expenses. Subsequent to the transactions, SVPC Partners, LLC owned approximately 12% of the total issued and outstanding shares of Titan, while approximately 88% of those were owned by Irrevocable Children's Trust ("ICT").

         This transaction is considered a re-capitalization where the controlling shareholder of SVPC Partners, LLC and Titan remains the controlling shareholder of the combined company after this transaction. The historical financial statements of SVPC Partners, LLC became the historical financial statements of Titan up to August 5, 2002.

         Immediately before this transaction, the net assets of Titan were immaterial to the combined balance sheet.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(3)      Mergers and Acquisitions, Continued:

         Acquisition of SVPC Circuit Systems, Inc.

         On July 16, 2001, SVPC Partners, LLC purchased a substantial amount of assets and assumed liabilities of Circuit Systems, a manufacturer of PCBs, through the bankruptcy court to commence its operations. This transaction constituted a business purchase.

         SVPC Partners, LLC continued Circuit Systems' core business after the acquisition. The purchase constitutes a business acquisition and was accounted for using the purchase method of accounting. Accordingly, the operating results of this acquired business have been included in the accompanying consolidated financial statements since the date of the acquisition. The total purchase price of $5,786,397 was allocated among assets acquired and liabilities assumed based on their estimated fair values at the date of purchase. SVPC Partners, LLC acquired Circuit Systems through cash payments of $914,970 and other short-term and long-term loans totaling $4,871,427.

         Assets and liabilities are recorded at fair value. Accounts receivable, other current assets, other assets, accounts payable, and accrued expenses are recorded at the carrying values from Circuit Systems, which approximate the fair values. Inventories were valued based on the carrying values less the reduction of inventory values due to obsolescence. Land and buildings are based on the amounts stated in the appraisal. Remaining purchase price was assigned to property and equipment, which approximates fair value based on management's assessment.

         The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed:

              Accounts receivable, net                          $   1,435,909
              Inventories                                             335,845
              Other current assets                                    181,533
              Land and buildings                                    1,900,000
              Property and equipment                                2,271,435
              Other assets                                             15,225
              Accounts payable and accrued expenses                  (353,550)
                                                                --------------

              Purchase price                                    $   5,786,397
                                                                =============

         Proforma results of operations as if the SVPC Circuit Systems, Inc. had been acquired at the beginning of the fiscal year are as follows:


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)      Mergers and Acquisitions, Continued:

         Acquisition of SVPC Circuit Systems, Inc., Continued

                                                                                            2002                   2001
                                                                                            ----                   ----
               Revenue:
                 As reported                                                          $        8,321,292    $         883,487
                 Pro forma                                                            $        8,321,292    $      12,423,425

               Net income (loss):
                 As reported                                                          $       (1,730,801)   $          22,250
                 Pro forma                                                            $       (1,730,801)   $      (4,505,250)

               Basic and diluted earnings (loss) per share:
                 As reported                                                          $           ( .26)    $             .00
                 Pro forma                                                            $           ( .26)    $           ( .68)


(4)      Inventories:

         Inventories as of August 31, 2002 consist of the following:

                 Raw materials                                                                            $         152,591
                 Work in process                                                                                    145,408
                                                                                                          ------------------

                                                                                                          $         297,999
                                                                                                          =================

         At August 31, 2002, the reserve for obsolescence was $20,000.

(5) Property, equipment, and improvements:

         A summary as of August 31, 2002, is as follows:

                 Automobile                                                                               $          26,684
                 Office equipment                                                                                    16,421
                 Production equipment                                                                             2,364,594
                 Leasehold improvements                                                                              17,280
                 Software                                                                                            18,648
                 Construction in progress                                                                           454,023
                                                                                                          -----------------

                                                                                                                  2,897,650
                 Less accumulated depreciation and amortization                                                     409,449
                                                                                                          -----------------

                                                                                                          $       2,488,201
                                                                                                          =================

See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(5)      Property, Equipment, and Improvements, Continued:

         Depreciation and amortization expense for property, equipment, and improvements amounted to $420,727 for the year ended August 31, 2002 and $63,572 for the period from March 27, 2001 to August 31, 2001.


(6)      Intangible Assets:

         A summary is as follows:

              Customer list                                                                               $          65,194
              Less accumulated amortization                                                                          15,212
                                                                                                          -----------------

                                                                                                          $          49,982
                                                                                                          =================


         Amortization expense for intangible assets amounted $13,029 for the year ended August 31, 2002 and $2,183 for the period from March 27, 2001 to August 31, 2002.

  (7)    Loans and Notes Payable:

         Non-Related Parties

         In July 2001, in relation to the purchase of Circuit Systems, the Company entered a Term Loan Agreement ("Acquisition Term Loan") with the bankruptcy court in which it agreed to pay $3,269,927. The Acquisition Term Loan originally matured on November 15, 2001, and was extended until September 15, 2002. Beginning January 15, 2002, the Company made monthly payments of $25,000. The Acquisition Term Loan carried interest at 2% over prime and was secured by: (i) all intangible assets; (ii) equipment excluding those under financing or lease arrangements; (iii) investment properties, including the shopping center owned by Ohio Investors, an affiliate of the Company; (iv) cash in bank; and (v) California real properties, including all property improvements. In August 2002, Ohio Investors, an affiliate, assumed the outstanding balance and this term loan has $0 outstanding balance as of August 31, 2002.

         In January 2002, the Company secured a non-interest bearing auto loan for $15,700 and is required to make monthly payments of $436 through February 2005. The Company expects to pay off this loan in the next 12 months; therefore, the loan was classified as short-term. As of August 31, 2002, the outstanding balance of this loan was $13,084. This loan was originally entered between SVPC Partners, LLC and the lender. The Company assumed the outstanding balance of this loan pursuant to its purchase of SVPC Partners, LLC on August 6, 2002.



See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(7)      Loans and Notes Payable, Continued:

         Non-Related Parties, Continued

         The Company had an outstanding note payable related to an equipment purchase through the bankruptcy court in July 2001. This note carried an interest rate of 6.25% and was secured by production equipment. The Company was required to make monthly payments of $12,396, including interest, through July 2002. As of August 31, 2002, this note had been repaid in full.

         Related Parties

         Before the re-capitalization between Titan and SVPC Partners, LLC on August 6, 2002, Ohio Investors, an affiliate of Titan, paid off the outstanding balance of the term loan for approximately $3,141,146. SVPC Partners, LLC sold the land and buildings to Ohio Investors for approximately $1,400,000, which reduced the amount owed to Ohio Investors to $1,741,146. The Company entered into a $1,741,146 loan agreement with Ohio Investors. At the option of Ohio Investors, this loan balance is convertible into 2,321,528 shares of Ventures' common stock after the merger with Ventures at a price of $0.75 per share, which approximates the fair market value per share based on the management's assessment. Based on the conversion terms, no beneficial conversion feature is included with this convertible note. According to EIFT 00-27, no discount or premium is recorded. Subsequent to August 31, 2002, the Company converted the outstanding balance of this loan into 2,321,528 shares of Ventures' common stock at $0.75 per share. See the proforma financial information included in this Note reflecting the effect of this conversion.

         In June 2002, the Company entered into a loan and security agreement with Alco Financial Services, an entity owned by a member of Ventures Board of Directors. Under the terms of the agreement, the Company can borrow up to the sum of (1) 80% of the net face amount of the Company's eligible accounts receivable, plus (2) the lesser of (i) $100,000 or
         (ii) 50% of the eligible inventory. The loan carries an interest rate of the greater of (a) 3.5% over the prime rate or (b) interest rate at the date of the loan agreement (June 28, 2002), and matures on June 28, 2003. This loan is subject to a loan fee of $24,000 for one year and a minimum monthly interest charge of $7,500, and it is secured by all tangible assets of the Company. The Company is subject to certain restrictions and covenants. During the year ended August 31, 2002, the Company incurred and paid interest expense of $202,515. As of August 31, 2002, the outstanding balance of the loan was $733,684.

         The Company has an unsecured loan payable of $353,000 to its major shareholder. The loan is non-interest bearing and is due on demand. Subsequent to August 31, 2002, the Company converted $103,000 of the loan into 137,334 shares of Ventures' common stock at $0.75 per share. It is the Company's intention to repay the remaining $250,000 upon closing of its contemplated private equity transaction. See the proforma financial information included in this Note reflecting the effect of this conversion.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7)      Loans and Notes Payable, Continued:

         Related Parties, Continued

         In August 2002, the Company obtained two non-interest bearing loans payable totaling $300,000 ($150,000 each). Subsequent to August 31, 2002, the Company converted the outstanding balance of this loan into 400,000 shares of Ventures' common stock at $0.75 per share. See the proforma financial information included in this Note reflecting the effect of this conversion.

         The Company had two unsecured 10% loans payable totaling $195,735 to affiliated companies. On August 31, 2002, the Company converted the loans into 130,490 shares of its common stock at $1.5.

         Proforma Financial Information

         Proforma balance sheet information as if the conversion of debt to equity took place at August 31, 2002 is as follows:


               Current liabilities:
                 As reported                                                                                $       4,460,121
                 Pro forma                                                                                  $       2,315,975

               Working capital deficit:
                 As reported                                                                                $       2,733,403
                 Pro forma                                                                                  $         589,257

               Stockholders' equity (deficit):
                 As reported                                                                                $       (519,857)
                 Pro forma                                                                                  $      1,624,289



See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(8)      Long-Term Debt:

         A summary as of August 31, 2002, is as follows:

              Unsecured 6.25% note payable to a financing company, payable in monthly installments of $11,133, including interest,
                through May 2003                                                                          $    252,583

                Less current maturities                                                                        131,692
                                                                                                          ------------

                                                                                                          $    120,891
                                                                                                          ============

         A summary of the long-term debt maturities at August 31, 2002, is as follows:

              Year ending August 31,
                  2003                                                                                    $    131,692
                  2004                                                                                         120,891
                  Thereafter                                                                                         -
                                                                                                          ------------

                                                                                                          $    252,583
                                                                                                          ============

(9)      Obligations Under Capital Leases:

         The following is a schedule by years of future minimum lease payments required under capital lease obligations together with the present value of the net minimum lease payments, as of August 31, 2002:

              Year ending August 31,
                  2003                                                                                     $    148,422
                  2004                                                                                          137,005
                  2005                                                                                          137,005
                  2006                                                                                           96,994
                  Thereafter                                                                                          -
                                                                                                           ------------

              Total minimum lease payments                                                                      519,426
              Less amounts representing interest                                                                 68,543
                                                                                                           ------------

              Present value of net minimum lease payments                                                       450,883
              Less current portion                                                                              116,078
                                                                                                           ------------

                                                                                                           $    334,805
                                                                                                           ============

See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9)      Obligations Under Capital Leases, Continued:

         The cost of property and equipment under capitalized lease obligations was $550,000, with related accumulated depreciation and amortization of $91,667 as of August 31, 2002.

(10)     Income Taxes:

         Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of August 31, 2002, has been established to reflect these uncertainties. As of August 31, 2002, the deferred tax asset before valuation allowances is approximately $98,000, for federal purposes.

         Income tax provision amounted to $0 for the period ended August 31, 2002 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                 Computed tax at federal statutory rate of 34%                                              $      (584,000)
                 Reduction for loss from SVPC Partners, LLC                                                         544,000
                 Temporary differences allocated to SVPC Partners, LLC operations                                   (58,000)
                 Change in valuation allowance                                                                       98,000
                                                                                                            ---------------

                                                                                                            $             -
                                                                                                            ===============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                 Deferred tax assets:
                    Allowance for doubtful accounts                                                         $        27,000
                    Inventory reserve                                                                                 7,000
                    Accrued vacation                                                                                 24,000
                    Net operating losses carryforwards                                                               40,000
                                                                                                            ---------------

                    Net deferred assets before valuation allowance                                                   98,000
                    Valuation allowance                                                                             (98,000)
                                                                                                            ----------------

                    Net deferred tax assets                                                                 $             -
                                                                                                            ===============


         At August 31, 2002, the Company has available unused net operating losses carryforwards of approximately $110,000 for federal purposes that may be applied against future taxable income and that, if unused, begin to expire in 2022.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(11)     Stock Options:

         As of August 31, 2002, the Company has not established an employee stock option plan. However, in August 2002, the Company granted 710,000 stock options to its Chief Executive Officer and Vice President of Sales. The exercise price for these options, based on the management's assessment, is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than five years from the grant date and are vested upon granted.

         Additional information with respect to the stock option activity is as follows:

                                                                                              Number      Weighed average of
                                                                                             of shares      exercise price
                                                                                             ---------      --------------
               Outstanding at August 31, 2001                                                          -
               Granted                                                                           710,000        $    1.50
               Exercised                                                                               -                -
               Cancelled                                                                               -                -
                                                                                          --------------        ---------

               Outstanding at August 31, 2002                                                    710,000        $    1.50
                                                                                          ==============        =========

               Options exercisable at August 31, 2002                                            710,000        $    1.50
                                                                                          ==============        =========

         The following tables summarize information about stock options outstanding and exercisable at August 31, 2002:

                                              Weighted average        Outstanding                             Exercisable
               Range of         Number of       remaining in e          options            Number of            options
               exercise          shares       contractual life      weighted average         shares         weighted average
                prices         outstanding         in year           exercise price       exercisable        exercise price
                ------         -----------         -------           --------------       -----------        --------------
              $    1.50         710,000              5.0                 $ 1.50             710,000              $ 1.50

         The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's consolidated financial statements because the exercise price of the Company's employee stock options equaled to the fair value of the Company's common stock on the date of grant. If under FASB Statement No. 123 (Accounting for Stock-Based Compensation) The Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the following pro forma amounts:


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(11)     Stock Options, Continued:

                                                                 2002
                                                                 ----
               Net loss:
                 As reported                                 $(1,730,801)
                 Pro forma                                   $(1,811,905)

               Basic and diluted loss per share:
                 As reported                                 $     (.26)
                 Pro forma                                   $     (.27)

         The weighted average estimated fair value of stock options granted during 2002 was $1.5 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model for stock options granted in 2002 were as follows:

               Risk-free interest rate                                  4.0%
               Expected volatility of common stock                        1%
               Dividend yield                                             0%
               Expected life of options                              2 years

         The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded options, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.



See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(12)     Warrants:

         The warrant activities as August 31, 2002 and 2001 follow:

                                                                                      Weighted average
                                                                       Number                of
                                                                     of Shares         exercise price
                                                                   -------------        ------------
               Outstanding at March 27, 2001 (inception)                      --        $         --
               Granted                                                        --                  --
               Exercised                                                      --                  --
               Cancelled                                                      --                  --
                                                                   -------------        ------------
               Outstanding at August 31, 2001                                 --                  --
               Granted                                                   350,000                2.00
               Exercised                                                      --                  --
               Cancelled                                                      --                  --
                                                                   -------------        ------------

               Outstanding at August 31, 2002                            350,000        $       2.00
                                                                   =============        ============

               Warrants exercisable at August 31, 2001                        --        $         --
                                                                   =============        ============

               Warrants exercisable at August 31, 2002                   350,000        $       2.00
                                                                   =============        ============

         The following tables summarize information about warrants outstanding and exercisable at August 31, 2002:

                                                                    Weighted Average                        Weighted Average
               Range of         Number of     Weighted average       exercise price        Number of        exercise price of
               exercise          shares       contractual life       of outstanding          shares           exercisable
                prices         outstanding         in year              warrants          exercisable           warrants
                ------         -----------         -------           --------------       -----------        --------------
                $ 2.00            350,000            2.0                 $ 2.00             350,000              $ 2.00

         In August 2002, the Board of Directors approved and issued 350,000 warrants at an exercise price of $2.00 per share. The Company recognized expense of $13,396. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4%, (iii) expected volatility of 50%, and (iv) an expected life of two years.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




(13)     Retirement Plan:

         The Company has not established a 401(k) plan for the benefits of employees and therefore made no contributions for the year ended August 31, 2002 or for the period from March 27, 2001 to August 31, 2001.


(14)     Commitments:

         The Company leases its facility. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of August 31, 2002:

                                                               Real estate               Other                 Total
                                                            -----------------        -----------------     -----------------
              Year ending August 31,
                  2003                                      $         400,374        $               -     $         400,374
                  2004                                                435,787                        -               435,787
                  2005                                                438,693                        -               438,693
                  2006                                                352,934                        -               352,934
                  2007                                                406,887                        -               406,887
                  Thereafter                                          622,364                        -               622,364
                                                            -----------------        -----------------     -----------------

                             Total                          $       2,657,039        $               -     $       2,657,039
                                                            =================        =================     =================

         All leases expire prior to January 2009. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. Rent expense totaled $309,614 for the year ended August 31, 2002 and $19,570 for the period from March 27, 2001 to August 31, 2002.

         In May 2001, the Company entered into a consulting agreement with a related party. Under the agreement, this related party will provide consulting services to The Company and will receive $9,000 in monthly consulting fees. The agreement was terminated in August 2002. During the year ended August 31, 2002, the Company incurred $108,000 and paid $99,000 of consulting fees to this related party.

         In July 2002, the Company entered into an at-will employment agreement with its Vice President of Sales ("VPS") that allows for either The Company or the VPS to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary plus bonuses, which are based on achieving certain monthly sales quotas and normal employee benefits. This at-will employment agreement is for a term of five years from the date of the agreement. In the event the VPS is terminated without cause, the Company will pay three (3) months of base salary as severance and continuation of normal employee benefits during the three (3) month severance period. In addition, the Company has granted vested options to purchase up to 360,000 shares of the Company's common stock at $1.50 per share.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(14)     Commitments, Continued:

         In August 2002, the Company entered into a consulting agreement with several consultants for legal service. Under the terms of the agreement, the Company will issue 300,000 shares (including 100,000 S-8 shares and 200,000 restricted shares) of the Company's common stock for legal service for a period of 90 days after August 30, 2002.

         In August 2002, the Company entered into a consulting agreement with a consultant for legal service. Under the terms of the agreement, the Company will issue 100,000 S-8 shares of the Company's common stock for consulting service after the merger with Titan.

         In August 2002, the Company entered into an at-will employment agreement with its Chief Executive Officer ("CEO") that allows for either the Company or the CEO to terminate employment at any time. This at-will employment agreement is for a term of five years from the date of the agreement. Under the agreement, the CEO will receive a minimum salary and normal employee benefits. In addition, the Company has agreed to maintain a term life insurance policy of $4,000,000, which, in the event of death of the CEO, the CEO's spouse and the Company will be equal beneficiaries. In the event the CEO is terminated without cause, the Company will pay six (6) months of salary as severance and continuation of normal employee benefits during the six (6) months severance period. In addition, the Company has granted vested options to purchase up to 350,000 shares of the Company's common stock at $1.50 per share.

         In July 2001, SVPC Partners, LLC entered an at-will employment agreement with an employee. Under the at-will agreement, SVPC Partners, LLC will pay this employee base salary. In addition, SVPC Partners, LLC has given 5% of SVPC Partners, LLC's interest as compensation. During the year ended August 31, 2002, this employment agreement was terminated and three shareholders agreed to acquire this former employee's shares for approximately $47,000.


(15)     Non-Recurring Cost:

         Merger Cost

         During the year ended August 31, 2002, the Company incurred expense of $420,611 related to the merger with Ventures. The cost includes primarily legal and consulting fees.

         Other Non-Recurring Cost

         Non-recurring cost also includes certain non-capitalized costs related to setting up its System Integration Division (SID) totaling approximately $117,920.


See accompanying independent auditors' report.

           VENTURES-NATIONAL, INC. (dba TITAN GENERAL HOLDINGS, INC.)

                      YEAR ENDED AUGUST 31, 2002 AND PERIOD
               FROM MARCH 27, 2001 (INCEPTION) TO AUGUST 31, 2001

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 (16)    Subsequent Events (Unaudited):

         From the period of September 2002 to November 2002, the Company received approximately $1,200,000 from a private equity transaction. Such funds received to date and further amounts to be raised in the private equity transaction, net of certain professional fees, are to be used for Titan's operations and investment in capital assets. See Note 1 "Organization, Merger Activity and Basis of Presentation."

         Subsequent to August 31, 2002, the Company converted a total of $2,144,146 outstanding loan balance to common stock. See Note (7) for proforma financial information if the conversion took place as of August 31, 2002.


See accompanying independent auditors' report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 16, 2002, as a result of the Merger, the Board of Directors dismissed Mantyla McReynolds LLC, which served as our independent public accountants since August 22, 2001 and engaged Stonefield Josephson, Inc. The decision to retain this accountant was approved by the Board of Directors. During our two most recent fiscal years prior to the date of engagement, and the subsequent interim period prior to engaging this accountant, neither we (nor someone on our behalf) consulted the newly engaged accountant regarding any matter.

         The reports issued by Mantyla McReynolds LLC on the financial statements for the past two fiscal years of the Registrant did not contain an adverse opinion nor a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, however, their opinion on the financial statements for the years ended June 30, 2002 and 2001 contained an uncertainty that stated "the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, minimal assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         In connection with our audits for the years ended June 30, 2002 and 2001, and during the subsequent interim period preceding the dismissal there were no disagreements with on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla McReynolds LLC, would have caused Mantyla McReynolds LLC to make reference thereto in their report on the financial statements for such years or such interim periods.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Directors and Officers

         The names and ages of the our directors and executive officers are set forth below.

--------------------------- ------ ---------------------------------------------
Name                        Age    Position(s) Held
--------------------------- ------ ---------------------------------------------
David M. Marks              35     Chairman of the Board of Directors
--------------------------- ------ ---------------------------------------------
Louis J. George             36     President, Chief Executive Officer, Acting
                                   Treasurer and Director
--------------------------- ------ ---------------------------------------------
Gregory B. Jacobs           44     Director
--------------------------- ------ ---------------------------------------------
Robert I. Weisberg          56     Director
--------------------------- ------ ---------------------------------------------

David M. Marks. Mr. Marks has been our Chairman of the Board of Directors since September 15, 2002. Mr. Marks has served as Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No.2 (the "Trusts") since 1994. The Trusts currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has the responsibility in overseeing all investments by the Trusts with responsibilities beginning at acquisition and continuing through ownership. Mr. Marks generally acts in the capacity of officer or director for all of the operating companies that are vehicles for investments by the Trusts and is involved in strategic planning, and major decision-making. Mr. Marks holds a BS in Economics from the University of Wisconsin.

Louis J. George. Mr. George has been a Director since September 15, 2002 and President, Chief Executive Officer and Acting Treasurer since August 30, 2002. Mr. George joined Tyco International in July, 1998 due to Tyco's acquisition of his then current employer, Sigma Circuits, Inc. His professional career in the printed circuit board industry began in 1983 when he joined Sigma Circuits in June 1983. From October, 2001 through June 2002, Mr. George was the Managing Director of Global Assembly for the Tyco Printed Circuit Group where he had responsibility for four assembly divisions throughout the world manufacturing Backpanel Assemblies and Systems Integration. Prior to this position, from September, 1999 to June 2001, he was the Northern California Director of Operations for Multiple PCB Operations. Prior to that position, from June 1998 through September 1999, Mr. George was the General Manager of the Santa Clara Printed Circuit Operation. Prior to that, from August 1997 through June 1998, he was the Santa Clara Assembly (New Operation). From January 1997 through August 1997, Mr. George was the General Manager of the Santa Clara Flex Operation (New Operation).He has obtained ISO 9000 certification for two facilities and recently TL 9000 at another. With Tyco, Louis actively participated in acquisitions of printed circuit board companies and facility consolidations. At Sigma Circuits, he was involved in the initial public offering and sale of the company.

Gregory B. Jacobs. Mr. Jacobs has been a Director since September 15, 2002. Since 1997, Mr. Jacobs has worked at Greenwich Capital Markets, where he most recently held the post of Managing Director. At Greenwich Capital Markets he served as the Head of Non-Agency and Commercial Trading and Co-Head of the Commercial Assets Group. From 1996 to 1997, Mr. Jacobs served as the President of FS Capital LLC, which conducted broker/dealer activities in the securitized asset sectors of the fixed income capital markets. Since 1994, Mr. Jacobs has served as a Member and Principal of the Financial Structuring LLC, a consulting and advisory services company that provides structuring and analysis within both the Commercial Mortgage Market and the small business arena. From 1991 to 1994, Mr. Jacobs had been with Daiwa Securities America Inc., where he served as a Managing Director - Mortgage Trading. Previously, Mr. Jacobs had been with Salomon Brothers Inc., where he successively served in the Real Estate Finance Department from 1983 to 1984, was Vice-President, Government Trading from 1984 to 1986 and served as Vice President, Mortgage Trading from 1986 to 1991. Before joining Salomon Brothers, Mr. Jacobs served as a Financial Analyst for Xerox Corporation, Engineering and Graphic Products. Mr. Jacobs holds an M.S. Business Management with a concentration in Finance and Option Theory from the Sloan School of Management, Massachusetts Institute of Technology and a Sc.B. Mechanical Engineering from Brown University.

Robert I. Weisberg. Mr. Weisberg has been a Director since September 15, 2002. Mr. Weisberg is the past Chairman of the Board and President of the Commercial Finance Association, which is the National Trade Association of Asset-based Lending among Banks and Independent Finance Companies. He is President and CEO of ALCO Financial Services, LLC in Larkspur, CA, and also serves on the Board of Directors of Environmental Power Company and Monterey Mutual Funds. Prior to this position Mr. Weisberg spent eight years with Fleet Financial Group as President of Fleet Credit and Executive Vice President of Fleet Bank. During his tenure with Fleet, Mr. Weisberg acquired and sold numerous non-bank entities. Prior to Fleet Mr. Weisberg spent 18 years at Bank of Boston in a variety of capacities in the Commercial Finance, Factoring and Asset-based Lending units. His last three years were spent as President of the Banks operations headquartered in Montreal, Canada and Executive Vice President of the Parent. Mr. Weisberg has served on many corporate and not for profit boards including Environmental Power Group, Monterey Mutual Funds, Pacific Income Advisors, Miriam Hospital, Northeastern University and Langston Hughes Center for the Arts. He is also a Trustee of the Reed Union School District, which includes the towns of Belvedere, Tiburon, and East Corte Madera in the San Francisco Bay Area. Mr. Weisberg holds a B.S. from Northeastern University and is also a graduate of the joint program of the Graduate School of Credit and Financial Management between Harvard University and Williams College.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons or entities who own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock with the Securities and Exchange Commission. Such persons or entities are also required by SEC regulations to furnish us with copies of all reports that they file under
Section 16(a). To our knowledge, all Section 16(a) filing requirements applicable to such persons or entities were complied with in 2002.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the annual and long-term compensation for services in all capacities for the years ended August 31, 2001 and 2002 of the Chief Executive Officer and of each executive whose annual compensation in 2002 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                  Annual Compensation                          Long Term Compensation
                      -------------------------------------------- -----------------------------------------------
                                                    Other       Long Term              Incentive
 Name and Principal                                 Annual        Stock      Options     Plan        Other
      Position        Year    Salary     Bonus   Compensation    Award(s)     SARs     Payouts   Compensation
--------------------------------------- -------- -------------- ----------- ---------- --------- --------------
Louis J. George,      2002    $623(1)      0           0            0           0         0         $39,981
President, Chief
Executive Officer,
and Acting
Treasurer Director

Stephen S. Kennedy    2002    $538(2)      0           0            0           0         0         $41,123
Executive
Vice-President

John Winchester(3)    2002       0         0           0            0           0         0            0
President, Director

---------------------------------------------------------------------------------------------------------------

(1) Mr. George was appointed President and Chief Executive Officer as of August 30, 2002 upon completion of the merger with Titan EMS, Inc. $623 represents one day's earnings based on an annual salary of $165,000 computed based on a 52-week year and a 5-day work week. Other compensation represents the value of options to purchase 350,000 shares of Common Stock with an exercise price of $1.50 per share and an expiration date of July 31, 2007 using the Black Scholes method of valuation.

(2) Mr. Kennedy was appointed Executive Vice-President - Sales as of August 30, 2002. $538 represents one day's earnings based on an annual salary of $140,000 computed based on a 52-week year and a 5-day work week. Other compensation represents the value of options to purchase 360,000 shares of Common Stock with an exercise price of $1.50 per share and an expiration date of July 31, 2007 using the Black Scholes method of valuation.

         No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar years ending August 31, 2002, 2001 or 2000.


Option/SAR Grant Table

 --------------------------- ----------------------- ------------------------- ----------------- ------------------
 Name                        Number of Securities    % of Total Options/       Exercise or       Expiration Date
                             Underlying              SARs Granted to           Base Price
                             Options/SARs Granted    Employees In Fiscal Year  ($/Sh)
 --------------------------- ----------------------- ------------------------- ----------------- ------------------
 Louis J. George             350,000(1)              49.3%                     $1.50             July 31, 2007
 --------------------------- ----------------------- ------------------------- ----------------- ------------------
 Stephen Saul Kennedy        360,000(2)              50.7%                     $1.50             July 31, 2007
 --------------------------- ----------------------- ------------------------- ----------------- ------------------

(1) Issued to Mr. George pursuant to an employment agreement, dated as of August 6, 2002 between Mr. George and Titan; we assumed the obligations under these options pursuant to the terms of the Merger Agreement, see "EMPLOYMENT AGREEMENTS", below.

(2) Issued to Mr. Kennedy pursuant to an employment agreement, dated as of August 12, 2002; we assumed the obligations under these options pursuant to the terms of the Merger Agreement, see "EMPLOYMENT AGREEMENTS", below.

EMPLOYMENT AGREEMENTS

         Pursuant to the terms of an Agreement, dated as of August 6, 2002, between Louis George and Titan, assumed by us pursuant to the Merger Agreement, Mr. George is entitled to receive a salary equal to $165,000 per annum and received an option to purchase 350,000 shares of our Common Stock, with an exercise price of $1.50 per share, expiring on July 31, 2007. The agreement provides for a 5-year term subject to earlier termination by either party. In the event Mr. George's employment is terminated without cause, Mr. George is entitled to receive severance pay and continued employee benefits for a period of six (6) months after such termination.

         Pursuant to the terms of an Agreement, dated as of August 12, 2002, between Stephen S. Kennedy and Titan, assumed by us pursuant to the Merger Agreement, Mr. Kennedy receives a salary equal to $140,000 per annum and received immediately exercisable options to purchase 360,000 shares of our Common Stock, at an exercise price of $1.50 per share, expiring on July 31, 2007. The agreement provides for a 5-year term subject to earlier termination by either party. In the event Mr. Kennedy's employment is terminated without cause, Mr. Kennedy is entitled to receive severance pay and continued employee benefits for a period of six (6) months after such termination.

DIRECTOR COMPENSATION

         During the year ended August 31, 2002 and as of the date of this report, directors received no compensation for their services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                   AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares of our Common Stock by (i) each person known by us to beneficially own five percent (5%) or more of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group.

         As used in the table below, the term "beneficial ownership" means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.


Name and Address of                     Shares of Common Stock        Percentage of Class
Beneficial Owner                         Beneficially Owned           Beneficially Owned(1)
---------------------------------------------------------------------------------------------
David M. Marks                              9,189,352(2)                      80.7%
c/o Ventures-National Incorporated
 1855 Norman Avenue
 Santa Clara, CA, 95054

Louis J. George                             401,000(3)                        3.4%
c/o Ventures-National Incorporated
 1855 Norman Avenue
 Santa Clara, CA, 95054

Gregory B. Jacobs                           200,000                           1.8%
c/o Ventures-National Incorporated
 1855 Norman Avenue
 Santa Clara, CA, 95054

Robert I. Weisberg                          0                                 0.0%
c/o Ventures-National Incorporated
 1855 Norman Avenue
 Santa Clara, CA, 95054

Irrevocable Children's Trust                5,937,334(4)                      52.1%
c/o Ventures-National Incorporated
 1855 Norman Avenue
 Santa Clara, CA, 95054

Ohio Investors of
Wisconsin LLC                               2,321,528(5)                      20.4%
c/o Ventures-National Incorporated
 1855 Norman Avenue
 Santa Clara, CA, 95054

SVPC Partners LLC                           800,000                           7.0%
c/o Ventures-National Incorporated
 1855 Norman Avenue
 Santa Clara, CA, 95054

All Nominee Directors as a Group
As a group (4 persons)                      9,790,352(2),(3)                  83.4%

------------------------------
(1) Calculated based upon 11,387,963 shares of common stock outstanding as of November 25, 2002.
(2) Includes (i) 5,800,000 shares held by Irrevocable Children's Trust ("ICT"), of which Mr. Marks is the trustee with voting and dispositive powers with respect to the shares of Common Stock that it holds directly or indirectly;
     (ii) 137,334 shares issued by us to ICT in consideration for the cancellation of $103,000 of indebtedness of Titan EMS; (iii) 2,321,528 shares held by Ohio Investors, which is controlled by ICT (issued by us in consideration for the cancellation of $1,741,146 of indebtedness of Titan
     EMS); (iv) 800,000 shares held by SVPC Partners LLC, which is controlled by ICT; (v) 123,823 shares held by Phoenix Business Trust, which is controlled by ICT; and (vi) 6,667 shares held by Forest Home Investors I, LLC, which is controlled by ICT.
(3) Includes 50,000 shares of Common Stock received in consideration for Mr. George's contribution of certain assets into Titan EMS prior to the Effective Time and options to purchase up to 350,000 shares of Common Stock at a purchase price of $1.50 per share exercisable through July 31, 2007 granted pursuant to Mr. George's employment agreement with Titan EMS (we assumed the obligations under Mr. George's option agreement with Titan EMS pursuant to the Merger Agreement).
(4) Represents 5,800,000 shares issued by us to ICT in connection with the Merger and 137,334 shares issued by us to ICT in consideration for the cancellation of $103,000 of indebtedness of Titan EMS
(5) Represents shares issued by us in consideration for the cancellation of $1,741,146 of indebtedness of Titan EMS.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 2002, Titan entered into a loan and security agreement with Alco Financial Services ("Alco"), an entity owned by a member of our Board of Directors. Under the terms of the agreement, Titan can borrow up to the sum of
(1) 80% of the net face amount of Titan's eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of the eligible inventory. The loan carries an interest of the greater of (a) 3.5% over the prime rate or (b) interest rate at the date of the loan agreement (June 28, 2002), and matures on June 28, 2003. This loan is subject to a loan fee of $24,000 for one year and a minimum monthly interest charge of $7,500, and it is secured by all tangible assets of Titan. Titan is subject to certain restrictions and covenants. As of August 30, 2002, the outstanding balance of the loan was $733,684. During the year ended August 30, 2002, Titan paid interest and financing costs of $202,515 to Alco.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits to this report are listed in the Exhibit Index at the end of this report.

(b) During the year ended August 31, 2002, we filed (i) a report on Form 8-K dated July 11, 2002, containing information under item 5, item 7 and item 9, and
(ii) a report on Form 8-K dated August 30, 2002, containing information under item 7.

ITEM 14.  CONTROLS AND PROCEDURES.

(a) Based on his evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, Mr. George, our Chief Executive Officer and Acting Treasurer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VENTURES-NATIONAL INCORPORATED
                                            d/b/a TITAN GENERAL HOLDINGS, INC.


Date: December 16, 2002                     By:  /s/ Louis J. George
                                                 ------------------------------
                                                 Louis J. George
                                                 President, Chief Executive
                                                 Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                Title                                               Date
/s/ Louis J. George                 President, Chief Executive Officer and, Director    December 16, 2002
---------------------------
Louis J. George


/s/ David M. Marks                  Chairman of the Board of Directors                  December 16, 2002
---------------------------
David M. Marks


/s/ Gregory B. Jacobs               Director                                            December 16, 2002
---------------------------
Gregory B. Jacobs


/s/ Robert I. Weisberg              Director                                            December 16, 2002
---------------------------
Robert I. Weisberg

                            CERTIFICATION PURSUANT TO
                                18 U.S.C. ss.1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Louis J. George, President and Chief Officer and acting treasurer, hereby certify that:

1. I have reviewed this annual report on Form 10-KSB of Ventures-National Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 16, 2002


By: /s/ Louis J. George
    ----------------------------------------------------------
     Louis J. George, President and Chief Executive Officer
     Interim Chief Financial Officer

                                  EXHIBIT INDEX


       Exhibit
       Number     Description
       ------     -----------
         3        Articles of Incorporation and By-Laws.

         3.1 Certificate of Incorporation of Ventures-National Incorporated, as amended.*

         3.2      By-Laws of Ventures-National Incorporated, as amended.*

         10       Material Contracts:

         10.1 Agreement and Plan of Merger, dated as of August 12, 2002, among Ventures-National Incorporated, Titan EMS Acquisition Corporation, and Titan EMS, Inc.**

         10.2 Contribution Agreement dated as of August 6, 2002, by and between Titan EMS, Inc. and SVPC Partners, LLC.**

         10.3 Contribution Agreement dated as of August 6, 2002 by and between Titan EMS, Inc. and Louis George. **

         10.4 Employment Agreement dated as of August 6, 2002 by and between Titan EMS, Inc. and Louis George. **

         10.5 Employment Agreement dated as of August 12, 2002 by and between Titan EMS, Inc. and Stephen Saul Kennedy. **

         10.6 Consulting Agreement dated as of July 29, 2002 by and between Robert Ciri and Ventures- National Incorporated. **

         10.7 Consulting Agreement dated as of July 29, 2002, by and among Ventures- National Incorporated, Jenson Services, Inc., Duane
                  S. Jenson, Jeffrey D. Jenson, Travis T. Jenson, Teffrey D. Jensen, Leonard W. Burningham and James P. Doolin. **homas J. Howells, Jeffrey D. Jensen, Leonard W. Burningham and James P. Doolin. **

         10.8 Consulting Agreement dated as of July 29, 2002 by and between Ventures- National Incorporated and STAR Associates, LLC. **

         10.9 Financial Advisory Agreement dated as of July 29, 2002 by and between Ventures- National Incorporated and STAR Associates, LLC. **

         10.10 Letter Agreement dated August 26, 2002 by and between Titan EMS, Inc. and Phoenix Business Trust. **

         10.11 Letter Agreement dated August 26, 2002 by and between Titan EMS, Inc. and Forest Home Investors I, LLC. **

         10.12 Indemnification Agreement dated August 19, 2002 by and among Ventures- National Incorporated, Titan EMS and Jenson Services, Inc. **

         10.13 Option Agreement dated as of August 22, 2002 by and among Ventures- National Incorporated, Jenson Services, Inc., Duane
                  S. Jenson, Jeffrey D. Jenson, Travis T. Jenson, Thomas J. Howells, James P. Doolin, Leonard W. Burningham, Esq. and Interwest Transfer Company. ***

         10.14 Consulting Agreement, dated as of May 1, 2001, between SVPC Partners, LLC and Frank Crivello. ****

         10.15 Letter Agreement, dated August 30, 2002, between Ventures-National Incorporated and Irrevocable Children's Trust. *****

         10.16 Letter Agreement, dated August 30, 2002, between Ventures-National Incorporated and Ohio Investors of Wisconsin
                  LLC. *****

         10.17    Warrant, dated November 15, 2002, issued to William Mark.

         10.18    Form of Option, to be issued to Reitler Brown LLC.

         10.19 Agreement, dated as of September 10, 2002, between Ventures-National Incorporated and Dunlap & Kieft.

         10.20 Form of Agreement, dated as of November 7, 2002, between Ventures-National Incorporated and R.L. Lafferty & Co..

         21       Subsidiaries of the Registrant

                  Titan EMS, Inc., a Delaware corporation, is a wholly-owned subsidiary of Ventures-National Incorporated.

         23       Consent of Independent Certified Public Accountant.

         99.1     Section 906 CEO and CFO Certification.

         * Previously filed and incorporated herein by reference to our Annual Report on Form 10-KSB, dated September 29, 2000.

         ** Previously filed and incorporated herein by reference to our Current Report on Form 8-K, dated August 30, 2002, and filed on September 4, 2002.

         *** Previously filed and incorporated herein by reference to our Current Report on Form 8-K dated August 30, 2002, and filed on September 4, 2002, and as amended in our Current Report on Form 8-K, dated September 11, 2002.

         **** Previously filed and incorporated herein by reference to the Registration Statement on Form S-8, dated August 14, 2002, and filed on September 5, 2002.

         ***** Previously filed and incorporated herein by reference to the 8-K Current Report dated September 11, 2002, and as amended in the Current Report on Form 8-K, dated December 9, 2002.