Form 10QSB
period 2002-11-30
VENTURES NATIONAL INC
filed 2003-01-16
CIK 770471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

                        Commission File Number: 000-32847

                               ------------------


                         VENTURES-NATIONAL INCORPORATED
             (Exact name of registrant as specified in its charter)


             UTAH                                            87-0433444
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

             1855 Norman Avenue, Santa Clara, California 95054-2029
                    (Address of principal executive offices)

                                 (408) 727-7513
                    (Registrant's telephone number, including
                                   area code)
                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

         Number of outstanding shares of common stock, par value $0.001 per share, as of January 14, 2003 was 12,849,797.

                                Table of Contents


PART 1:  FINANCIAL INFORMATION

Item 1.           Unaudited Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                    as of November 30, 2002
                  Condensed Consolidated Statements of Operations
                    For the fiscal quarter ended November 30, 2002 and 2001

                  Condensed Consolidated Statements of Cash Flows
                    For the fiscal quarter ended November 30, 2002 and 2001

                  Notes to Condensed Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of Financial
                    Conditions and Results of Operations

Item 3.           Controls and Procedures

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of the Shareholders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

Item 1.    Consolidated Financial Statements

                         VENTURES-NATIONAL INCORPORATED
                       (dba TITAN GENERAL HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   November 30,
                                                                       2002
                                                                       ----

                                    ASSETS
Current assets:
  Cash and cash equivalents                                       $     477,318
  Accounts receivable, net                                            1,213,223
 Inventories, net                                                       262,556
  Deferred cost                                                          69,190
 Other current assets                                                    28,075
                                                                  -------------
Total current assets                                                  2,050,362

Property, equipment and improvements,
  net of accumulated depreciation and
  amortization                                                        2,535,537
 Intangible assets, net of accumulated
  amortization                                                           46,721
Other assets                                                            137,572
                                                                 --------------
                                                                 $    4,770,192
                                                                 ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
 Accounts payable and accrued expenses                           $    1,172,729
 Loans and notes payable to
    related parties                                                   3,039,977

Current portion of long-term debt                                       175,142
Current portion of capital lease obligations                            144,227
                                                                 --------------
Total current liabilities                                             4,532,075

Long-term debt, less current portion                                     89,217
Capital lease obligations, less current portion                         289,403
Stockholders' equity (deficit):
  Common stock, $0.001 par value, 950,000,000
    Shares authorized; 8,969,101 issued and outstanding                   8,969
Additional paid-in capital                                            2,671,777
 Accumulated deficit                                                 (2,821,249)
                                                                 --------------
Total stockholders' deficit                                            (140,503)
                                                                 --------------
                                                                 $    4,770,192
                                                                 ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                         VENTURES-NATIONAL INCORPORATED
                       (dba TITAN GENERAL HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Quarter Ended
                                                                 November 30
                                                           2002             2001
                                                           ----             ----
Revenue                                                 $ 2,077,169    $ 1,978,097

Cost of revenue                                           1,965,542      1,774,902
                                                        -----------    -----------

Gross profit                                                111,627        203,195
                                                        -----------    -----------

Operating expenses:
         Sales and marketing                                247,824        225,028
         General and administrative                         306,655        183,894
         Non-recurring costs                                613,503         23,153
                                                        -----------    -----------
                                                          1,167,982        432,075
                                                        -----------    -----------

Loss from operations                                     (1,056,355)      (228,880)
                                                        -----------    -----------

Other income (expense)
         Interest expense                                   (56,983)      (124,558)
         Miscellaneous                                          640         10,209
                                                        -----------    -----------

         Total other income (expense)                       (56,343)      (114,349)
                                                        -----------    -----------


Net loss                                                $(1,112,698)   $  (343,229)
                                                        ===========    ===========

Net loss per share - basic and diluted                  $     (0.15)   $     (0.43)

Number of weighted average shares - basic and diluted     7,428,163        800,000


See accompanying notes to unaudited condensed consolidated financial statements.

                         VENTURES-NATIONAL INCORPORATED
                       (dba TITAN GENERAL HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Quarter Ended
                                                                          November 30
                                                                        2002         2001
                                                                        ----         ----

Cash flows provided by (used for) operating activities
  Net loss                                                         $(1,112,698)   $   (343,229)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
         Depreciation and amortization                                  93,549         117,128

         Non-cash compensation                                         427,500              --
  Changes in assets and liabilities:
    (Increase) decrease in assets
         Accounts receivable                                            24,527
                                                                                       308,694
         Inventories                                                    35,444
                                                                                       (35,675)
         Deferred costs                                                (34,190)             --
         Other current assets                                           51,187          26,953
         Other assets                                                   (6,513)         28,306
    Increase (decrease) in liabilities
         Accounts payable and accrued expenses                         110,950         108,453
                                                                   -----------     -----------

           Total adjustments                                           702,454         553,859
                                                                   -----------     -----------

           Net cash from (used by) operating activities               (410,244)        210,630
                                                                   -----------     -----------

Cash flows provided by (used for) investing activities:
    Purchases of fixed assets                                         (137,624)        (44,134)
                                                                   -----------     -----------

           Net cash used by investing activities                      (137,624)        (44,134)
                                                                   -----------     -----------

Cash flows provided by (used for) financing activities:
  Principal proceeds on line of credit
    from related party                                                 202,487              --
  Payments on notes and loans payable                                   (1,308)             --
  Proceeds from long-term debt                                              --          65,372
  Payments on capital lease obligations                                (17,252)        (24,199)
  Repayments of loans payable to related parties                            --        (167,500)
  Proceeds from Private Placement Offering                             764,552              --
                                                                   -----------     -----------

           Net cash provided by financing activities                   948,479        (126,327)
                                                                   -----------     -----------

Net increase (decrease) in cash                                        400,611          40,169
Cash, beginning of quarter                                              76,707         180,134
                                                                   -----------     -----------

Cash, end of quarter                                               $   477,318     $   220,303
                                                                   ===========     ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                         VENTURES-NATIONAL INCORPORATED
                       (dba TITAN GENERAL HOLDINGS, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                         Quarter Ended
                                                                          November 30
                                                                        2002         2001
                                                                        ----         ----
Supplemental disclosure of cash flow information:

         Interest paid                                             $    56,983     $   124,558

Non-cash activities:

         Issuance of common stock for
           consulting fees                                         $   427,500               -

         Issuance of common stock for
           debt conversion                                         $   300,000               -















See accompanying notes to unaudited condensed consolidated financial statements.

                         VENTURES-NATIONAL INCORPORATED
                       (dba TITAN GENERAL HOLDINGS, INC.)
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Unaudited)


1. Basis of Presentation and Nature of Business Operations

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Ventures-National Inc., doing business as Titan General Holdings, Inc. ("Titan" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of Titan for the period presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

         As of November 30, 2002, Titan had a working capital deficit of $2,481,713 and an accumulated deficit of $2,821,249.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Business

         We are a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards with the equipment capability for expansion to include backplane assembly. We provide time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Our time sensitive and high quality manufacturing services enable our customers to shorten their time-to-market cycle throughout their product's research and development phase as well as their product's introduction and ramp-up phase, thus increasing their competitive position. Our focus is on high quality niche printed circuit boards consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 10 day lead times at a competitive price.

         Beginning in the year 2001, Titan began acquiring cutting edge technology equipment and processes from competitors unable to remain in business due to a severe market downturn and overwhelming debt.

         Titan has also obtained customer lists and orders from several of these firms, resulting in new business opportunities. We have no material operations other than those of Titan.


Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Statement Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. We have implemented the provisions of SFAS No. 141 and have concluded that the adoption does not have a material impact on our financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. We have implemented the provisions of SFAS No. 142 and have concluded that the adoption does not have a material impact on our financial statements.

         In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. We have implemented the provisions of SFAS No. 143 and have concluded that the adoption does not have a material impact on our financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. We have implemented the provisions of SFAS No. 144 and have concluded that the adoption does not have a material impact on our financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of FASB No. 146 to have a material impact to our financial position or results of operations.


2.  Earnings (Loss) Per Common Share

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. The number of outstanding shares and weighted average shares reflect a stock split of 3,866.667 to 1 effected February 22, 2002. As of November 30, 2002, Titan had approximately 1,085,000 common stock equivalent shares.

         For the quarter ended November 30, 2001, the Company was not a publicly traded entity. Therefore, basic loss per common share and diluted loss per common share presented for the quarter ended November 30, 2001, calculated on the same basis as the quarter ended November 30, 2002, is presented pro-forma only.

3.   Private Placement Offering and Common Stock Transactions

         As of November 30, 2002, we raised $1,064,552 from our private placement offering (the "Private Placement") and issued 1,419,400 shares of Common Stock at $0.75 per share. Of the total raised to date, we received $764,552 during the quarter ended November 30, 2003 and $300,000 during August 2002. We expect to close our Private Placement in January 2003. A portion of the funds raised through November 30, 2002 have been used for operating activities.

         The Company also had two non-interest bearing loans payable totaling $300,000, ($150,000 each) which were converted to 400,000 shares of common stock at $0.75 per share. Such conversions are reflected in the unaudited Balance Sheet at November 30, 2002.

4.  Loans and Notes Payable - Related Parties

         On June 28, 2002, Titan entered into a loan and security agreement (the "Agreement") with Alco Financial Services, an entity owned by a member of its Board of Directors, and paid a loan fee of $24,000 which is being amortized to interest expense at $2,000 per month. Under the terms of the Agreement, the Company can borrow up to the sum of (1) 80% of the net face value of the Company's eligible accounts receivable, plus (2) the lesser of (i) $100,000 or
(ii) 50% of eligible inventory. The Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement matures on June 28, 2003 and is secured by all accounts receivable and inventory of the Company. The Company is subject to certain restrictions and covenants. During the quarter ended November 30, 2002, the Company amortized loan fees of $6,000 and paid interest of $38,946. The outstanding principal balance was $936,171 at November 30, 2002.

         At November 30, 2002, the Company owed approximately $353,000 of a non-interest bearing loan to a major shareholder. In December 2002, approximately $103,000 of the obligation was converted into 137,334 shares of common stock at $0.75 per share.

         At November 30, 2002, the Company owed $1,741,146 to Ohio Investors of Wisconsin, LLC, an affiliate of the Company. In December 2002, the loan was converted into 2,321,528 shares of common stock at $0.75 per share.


5. Non-Recurring Cost:

Merger Cost

         During the quarter ended November 30, 2002, the Company incurred merger related cost of $503,429 which includes primarily legal and consulting fees.

Other Non-Recurring Cost

         Non-recurring cost also includes certain setup up cost totaling $110,076 for its new facilities located in Fremont, California.


6. Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through November 30, 2002, the Company has not been able to generate sufficient revenue from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates revenue to grow as a result of additional products offered to its customers after the move to its new facility. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

7.  Subsequent Events

         Subject to the approval by the stockholders, on December 18, 2002, the Board of Directors approved an Employee Stock Option Plan (the "ESOP") and a Director Stock Option Plan (the "DSOP"). Subject to such stockholders' approval, Titan can additionally allocated 1,000,000 and 450,000 shares for issuance under the ESOP and DSOP, respectively and conditionally granted 50,000 options under the ESOP and 100,000 options to directors under the DSOP. Condition upon stockholder' approval, such ESOP shares were conditionally granted at $1.50 per share, are subject to ratable vesting over five years and expire ten years from grant date. The DSOP shares were granted at $1.50 per share, were fully vested at the grant date, and expire (subject to earlier termination or exercise) ten years from the grant date.

         The DSOP, contains provisions so that upon first election or appointment to the Board, each newly elected eligible director will be granted an option to purchase 50,000 shares. Immediately following each annual stockholders meeting, commencing with the meeting following the close of fiscal year 2002, an eligible director serving as Chairman of the Board, other than an eligible director first elected to the Board within the 12 months immediately preceding and including such meeting, will be granted an option to purchase 50,000 shares; and each eligible director, other than an eligible director first elected to the Board within the 12 months immediately preceding and including such meeting, will be granted an option to purchase 50,000 shares.

         On December 18, 2002, the Board of Directors, subject to approval by the stockholders, approved the grant of 480,000 non-qualified stock options to employees.

         At November 30, 2002, the Company owed approximately $353,000 of a non-interest bearing loan to a major shareholder. In December 2002, approximately $103,000 of the obligation was converted into 137,334 shares of common stock at $0.75 per share.

         At November 30, 2002, the Company owed $1,741,146 to Ohio Investors, an affiliate of the Company. In December 2002, the loan was converted into 2,321,528 shares of common stock at $0.75 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-QSB. This discussion and analysis contains forward-looking statements based on current expectations that involve numerous risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB.

         This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our annual report on Form 10-KSB for the fiscal year ended August 31, 2002, filed with the Securities and Exchange Commission.


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

         Our products are manufactured in accordance with customers' design specifications. We price our services based on the degree of complexity of the printed circuit boards, the quantities ordered and the customers' delivery requirements. There is substantial competition from other printed circuit board manufacturers and the prices we charge our customers may also reflect price competition.

         We extend customary credit terms to our customers and generally do not require collateral. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collection experience and anticipated collections from our customers. Although we provide an allowance for doubtful accounts, our actual collections may differ materially from our estimates and revisions to our estimates may be required.

         We recognize revenue upon shipment to our customers. We record net revenue as our gross revenue less an allowance for returns. We provide our customers a limited right of return for defective printed circuit boards and record an allowance for estimated revenue returns at the time of sale based on our historical results. Because our customers quickly test the printed circuit boards we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At November 30, 2002, we provided an allowance for revenue returns of $30,000. Actual return may differ materially from our estimates and revisions to the allowances may be required.

RESULTS OF OPERATIONS

First Fiscal Quarter 2003 (November 30, 2002) Compared to First Fiscal Quarter 2002 (November 30, 2001)


The following table presents our operating results for the three month periods ended November 30, 2002 ("Q1-03") and November 30, 2001 ("Q1-02") as a
percentage of revenue represented by selected items from the unaudited Condensed Consolidated Statement of Operations and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements found elsewhere herein.


                                                    November 30
                                                    -----------
                                                2002            2001
                                                ----            ----

Revenue                                          100%           100%
Cost of revenue                                   95             90
                                                ----           ----
Gross profit                                       5             10

Operating expenses:
         Sales and marketing                      12             11
         General and administrative               15             10
         Non-recurring costs                      30              1
                                                ----           ----
                                                  57             22
                                                ----           ----

Loss from operations                             (52)           (12)
                                                ----           ----

Other income (expense)
         Interest expense                         (2)            (7)
         Miscellaneous                            --              1
                                                ----           ----
           Total other income (expense)           (2)            (6)

Net loss                                         (54)%          (18)%
                                                ====           ====


Revenue

         Revenue increased by $99,072 or 5% from $1,978,097 in Q1-02 to $2,077,169 in Q1-03. This increase resulted primarily from an increase in the number of printed circuit boards sold, partially offset by the decrease in selling prices. We expect the number of printed circuit boards we sell to fluctuate with the changes in demand from our customers and, the prices we charge our customers to fluctuate as a result of intense competition in the printed circuit board industry.

Cost of Revenue

         Cost of revenue increased $190,064, or 11%, from $1,774,902 in Q1-02 to $1,965,542 in Q1-03. The increase in cost of revenue resulted from a greater number of printed circuit boards sold. As a percentage of revenue, cost of revenue increased from 90% of revenue in Q1-02 to 95% of revenue in Q1-03. Such increase was caused by the reduction of prices for the printed circuit boards. We expect the cost of revenue to fluctuate as a percentage of revenue as the costs we incur for our materials are affected by the volume of product we purchase to fulfill our customers' orders.

Gross Profit

         Gross profit decreased $91,568, or 45%, from $203,195 in Q1-02 to $111,627 in Q1-03. The decrease in gross profit resulted primarily from a greater volume of printed circuit boards produced at decreased prices. Our gross profit was 10% of revenue in Q1-02 compared to 5% of revenue in Q1-03. We expect our gross profit to fluctuate as a percentage of revenue based on the demand from our customers which affects our costs and volatility in prices we charge our customers due to intense competition in the printed circuit board industry.


Operating Expenses

         Sales and marketing expenses increased by $22,796, or 10%, from $225,028 in Q-02 to $247,824 in Q1-03. As a percentage of revenue, sales and marketing expense increased from 11% of revenue in Q1-02 to 12% of revenue in Q1-03. This increase was due to the addition of sales personnel in Q1-03. We anticipate our sales and marketing costs to fluctuate as a percentage of revenue due to the addition of sales personnel and various marketing activities planned throughout the year.

         General and administrative expenses increased by $122,761, or 67%, from $183,894 in Q1-02 to $306,655 in Q1-03. As a percentage of revenue, general and administrative costs increased from 10% of revenue in Q1-02 to 15% of revenue in Q1-03. The increase was due to the addition of personnel and additional professional fees incurred as a publicly traded company after the merger, which took place on August 30, 2002. We anticipate our general and administrative costs will increase and fluctuate as a percentage of revenue related to our operations as a result of our operations.

         Non-recurring costs include expenses related to merger activities, including the value of merger-related consulting services paid through issuance of Company stock, professional fees incurred for the merger related filings with the Securities and Exchange Commission, and the expense of developing new facilities, which are expected to be in service in Q3-03. Non-recurring costs increased by $590,350, or 2,550%, from $23,153 in Q1-02 to $613,503 in Q1-03. As a percentage of revenue, non-recurring costs increased from 1% in Q1-02 to 30% in Q1-03. On July 6, 2002, we executed a sublease for a former facility of Tyco Electronics, Inc. located in Fremont, California. It is our intention to occupy that facility during the first calendar quarter of 2003 and move all of our current operations to that facility. We have incurred costs of approximately $100,000 during Q1-03 to retrofit that facility to our specifications. We anticipate we will incur facility related costs of approximately $75,000 for the foreseeable future. The increase in non-recurring costs during Q1-03 also included costs as a result of recent merger activities. As part of our business strategy we will continue to seek additional acquisitions. Therefore, we anticipate incurring merger-related costs in the future. We anticipate non-recurring costs to fluctuate as a percentage of revenue due to the timing of expenditures to retrofit the Fremont facility and our merger activities.

         Interest expense, including amortization of loan fees during Q1-03, decreased by $67,575, or 54%, from interest expense of $124,558 in Q1-02 to $56,983 in Q1-03. As a percentage of revenue, interest expense decreased from 7% in Q1-02 to 2% in Q1-03. In Q1-03, interest expense relates primarily to our line of credit with an entity owned by a member of our board of directors and, to a lesser degree, interest expenses for the purchase and lease of equipment. Interest expense in Q1-02 primarily related to a real estate loan of approximately $3,349,000, factoring of our accounts receivable and, to a lesser degree, interest expense from lease obligations and a $100,000 renewal fee on our term loan. We anticipate the amount of interest expense to fluctuate as a percentage of revenue based on the timing and amounts borrowed under our line of credit and other credit facilities we may enter into from time to time.

Net Loss

         Our net loss increased by $769,469, or 225%, from net losses of $343,229 in Q1-02 to $1,112,698 in Q1-03. As a percentage of revenue, net loss increased from 18% in Q1-02 to 54% in Q1-03 largely due to non-recurring costs incurred during Q1-03.


Liquidity and Capital Resources

         Our principal sources of liquidity have been cash provided by operations, borrowings under our various debt agreements, and our private placement offerings. Our principal uses of cash have been for operations, to meet debt service requirements, finance capital expenditures and for acquisition activities. We anticipate these sources and uses will continue to be our principal sources and uses of cash in the future.

         In Q1-02, net cash provided by operations was $210,630 while in Q1-03 we used net cash of $410,244 in operating activities, a decrease of $620,874 or 295% comparing Q1-02 to Q1-03. This decrease was caused, in part, by an increase in net losses of $769,470 from Q1-02 to Q1-03.

         In Q1-03 we used $137,624 for the purchase of fixed assets compared to $44,134 use for the purchase of fixed assets in Q1-2002, an increase of $93,490, or 212%. We have been acquiring equipment to outfit our new facility in Fremont, California and expect to expend additional funds to obtain other necessary equipment. The Company expects to incur additional capitalized costs of $538,000 upon completion.

         During Q1-2003, we increased our borrowings under the Alco agreement, a related party, by $202,487. We had no borrowings from Alco during Q1-02. Also during Q1-03 we repaid obligations from notes, loans and capital lease obligations totaling $18,559. In Q1-2002 we received note and loan proceeds of $65,372 and repaid $24,199 of those obligations.

         As of November 30, 2002, we raised a total of $1,064,552 from our Private Placement which we received $764,552 in the quarter ended November 30, 2002. We received $300,000 in August 2002 as advances from two investors which were converted into 400,000 shares of the Company stock during Q1-03. The Company anticipates completion of the Private Placement to occur in January 2003. A portion of the funds received from the Private Placement have been used for operating activities. We anticipated the fees for the private placement to be approximately $145,000.

                                  RISK FACTORS

         Information contained in this Form 10-QSB contains "forward-looking statements." An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the risks described below materialize, our business, financial condition and results of operations would likely suffer, the value of our common stock could be adversely affected and you could lose all or part of the money you paid for our common stock. In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this 10-QSB, our annual report on form 10-KSB, future press releases SEC filings or orally, whether in presentations, responses to questions or otherwise.

          Unless otherwise described therein, or unless the context otherwise requires, references to "the Company", "Titan", "we", "our", "us", "it" or "its", refer to the Company, together with its subsidiaries and affiliates, and their respective predecessors.

         Considerations and Risks Relating to Our Business and the Company

We have a limited operating history.

         We were incorporated in 1985 and had no material operations between 1990 and early 2000. We recommenced our development stage in early 2000, and had no material operations from such time until the Merger. Titan's predecessor, SVPC, commenced its operations in July 2001. Accordingly, we have a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the printed circuit board industry. Such risks include the following:

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

         Since recommencing our development stage activities, and Titan EMS, Inc., since inception, have not generated profits. Moreover, we will need to increase significantly our operating expenses to implement our business plan. As a result of the foregoing factors, we could incur significant losses on a quarterly and annual basis for the foreseeable future. Our ability to generate revenue and profits in the long term will depend primarily upon the successful implementation of our business plan. No assurance can be given that we will be successful in implementing our business plan or that we will generate sufficient revenue to achieve profitability.

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

         Our business is heavily dependent on the electronics industry. A majority of our revenue are generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect our business, prospects, financial condition and results of operations.

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

         A relatively small number of customers are responsible for a significant portion of our net sales. For the year and quarter ended August 31, 2002 and November 30, 2002, ten customers accounted for 41% and 39% of our revenue, respectively. Our principal customers may not continue to purchase products from us at past levels and we expect a significant portion of our net sales will continue to be generated by a small number of customers. Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, our business, prospects, financial condition and results of operations will be materially and adversely affected.

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

o changes in our mix of revenue generated from quick-turn versus standard lead time production;

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

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our customers, which could decrease revenue and materially adversely affect our operating results.

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

     As of November 30, 2002, the total amount outstanding under our credit facility ($1.2 million maximum available credit line) was $936,171, with no amounts available under our existing credit facility for future borrowings.

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

         We generally schedule our quick-turn production facility at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not made, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales revenue may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers' demands for quick-turn services exceeds our capacity during that period.

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

         The printed circuit board industry is intensely competitive, highly fragmented and rapidly changing. We expect competition to continue, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include DDI, Cirrexx, Harbor and Tyco. In addition, new and emerging technologies may result in new competitors entering our market.

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

         We may be at a competitive disadvantage with respect to price for volume production when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from printed circuit board manufacturers in Asia and other locations with lower production costs may play an increasing role in the market for volume production. We do not currently have offshore facilities in lower cost locations, such as Asia. While historically our competitors in these locations have produced less technologically advanced printed circuit boards, they continue to expand their technology to include higher technology printed circuit boards. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share in the market for higher technology printed circuit boards, which may force us to lower our prices, reducing our revenue, gross profit, and cash flow from operations.

We rely on suppliers for the raw materials used in manufacturing our printed circuit boards, and an increase in industry demand for these raw materials may increase the price of these raw materials and reduce our gross margins.

         To manufacture our printed circuit boards, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins decrease as we have to pay more for our raw materials.

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

Our business may suffer if any of our key senior executives discontinues employment with us or if we are unable to recruit and retain highly skilled engineering and sales staff.

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

         We have executed a long term lease for a new manufacturing facility that began in the third quarter of calendar 2002; if we are unsuccessful in meeting our obligations under this lease or is unable to relocate our operations in a timely and efficient manner, our ability to effectively service our customers and fill customer orders may be materially adversely affected. Two of our facilities are leased on a month-to-month basis and could be terminated at any time.

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

         Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing process uses and generates materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and we are not directly at fault for the contamination, we may still be liable. The wastes we generate includes spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply in all material respects with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, materially adversely affect our revenue and causing our Common Stock price to decline. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling or disposal might require a high level of unplanned capital investment and/or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may materially adversely affect our business, prospects, financial condition and results of operations.

Our major stockholders control our business, and could delay, deter or prevent a change of control or other business combination.

         One shareholder, ICT, holds approximately 65% of our outstanding stock as of November 30, 2002. David Marks, our Chairman of the Board, is one of two trustees of ICT and has sole voting and dispositive authority with respect to the shares of stock held by ICT. By virtue of its stock ownership, ICT will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Through its concentration of voting power, ICT could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of our control or other business combination that might otherwise be beneficial to our stockholders. Additionally, the shares of common stock issued to each of Forest Home and Phoenix Trust are also beneficially owned by Mr. Marks, increasing his beneficial ownership to approximately 66% of our outstanding common stock as of November 30, 2002.

The current economic downturn or other downturns may lead to less demand for our services.

         As a result of the general slowing of economic activities experienced in the United States in 2001 and the first three quarters of calendar 2002, our customers may delay or cancel new projects. We may experience a similar loss of demand during future economic downturns, whether in the regions in which we operate, our industry or that of our customers, or the economy as a whole. Recent terrorism in the United States and international hostilities may also impact the demand for our services. A number of other factors, including unfavorable financing conditions for the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. These conditions, either singly or collectively, could result in lower revenue or slower growth than we anticipate, and in any of such events, our business, prospects, financial condition and results of operations could be materially and adversely affected.

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

o    whose prices are not quoted on the NASDAQ automated quotation system; or

o in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenue of less than $6,000,000 for the last three years.

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

Forward Looking Statements

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward- looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties that are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

Item 3.  Controls and Procedures


         As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and acting Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Critical Accounting Policies

 The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful, which affects the general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


         From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In September 2002 a former employee filed a complaint against the Company alleging wrongful termination. Management believes this claim is without merit and that the resolution of this claim will not have a material adverse effect on Titan's financial condition or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise form time to time that may harm Titan's business, financial condition and results of operations.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

         Exhibit No.  Description
         -----------  -----------

         10.1 Form of Common Stock Purchase Warrant dated January 9, 2003 in the name of Reitler Brown LLC

         99.1         Chief Executive Officer and Acting Chief Financial
                      Officer Certification as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) On September 9, 2003, we filed a Current Report on Form 8-K dated August 30, 2002. The report contained an Item 1 disclosure regarding a change in control of the Company which occurred on August 30, 2002 upon the effectiveness of a an Agreement and Plan of Merger among the Company, its wholly-owned subsidiary Titan EMS Acquisition Corp., and Titan EMS, Inc., a Delaware corporation, as a result of which Titan EMS became a wholly-owned subsidiary of the Company. In connection with the merger, the holders of capital stock of Titan EMS received an aggregate of 6,880,490 shares of common stock of the Company, representing approximately 80% of the outstanding common stock of the Company immediately following such issuance. Upon the effectiveness of the merger, the executive officers of the Company resigned and were replaced by the executive officers of Titan EMS. On September 11, 2002, the Company filed a Current Report on Form 8-K dated September 11, 2002. The report contained Item 5 disclosure of supplemental information concerning the business of Titan EMS acquired through the merger. On September 20, 2002, we filed a Current report on Form 8-K dated September 18, 2002, which was amended by the filing of an amendment no. 1 thereto on October 1, 2002, which contained an Item 4 disclosure regarding the change by the Company of its certifying accountant. On September 23, 2002, we filed an Amendment No. 1 to our Current Report on Form 8-K dated August 30, 2001, previously filed on September 4, 2002, which contained Item 7 disclosure concerning the financial statements of Titan EMS and SVPC Partners LLC, a predecessor company thereto. This report was further amended on December 18, 2002 by the filing of a second amendment thereto which contained additional financial statements of Titan EMS and its predecessor companies. On December 9, 2002, we filed a Current Report on Form 8-K dated December 9, 2002, which contained Item 5 Other Information disclosure concerning the conversion of certain indebtedness by creditors of the Company upon the effectiveness of the merger.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  January 16, 2003            By:    /s/ Louis J. George
                                         -------------------------------------
                                          Louis J. George, President and Chief
                                          Executive Officer and Interim Chief
                                          Financial Officer

Dated:  January 16, 2003            By:   /s/ David M. Marks
                                         -------------------------------------
                                          David M. Marks
                                          Chairman

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Louis J. George certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ventures-National, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13s-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 16, 2003                    By:   /s/ Louis J. George
                                          -------------------------------------
                                            Louis J. George, President and Chief
                                            Executive Officer and Interim Chief
                                            Financial Officer