Form 10QSB
period 2003-02-28
VENTURES NATIONAL INC
filed 2003-04-22
CIK 770471

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2003

                       Commission File Number: 000-32847

                               ------------------

                         VENTURES-NATIONAL INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UTAH                                        87-0433444
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

                          44358 Old Warm Springs Blvd.
                         Fremont, California 94538-6148
                    (Address of principal executive offices)

                                 (510) 824-1200
                   (Registrant's telephone number, including
                                   area code)

             1855 Norman Avenue, Santa Clara, California 95054-2029
                 (Former name, former address and former fiscal
                       year, if changed since last report)

                               ------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

         Number of outstanding shares of common stock, par value $0.001 per share, as of April 21, 2003 were 14,278,757.

                                Table of Contents


PART I:  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

         Condensed Consolidated Balance Sheet
            as of February 28, 2003 (unaudited)

         Condensed Consolidated Statements of Operations
            For the three months and six months ended February 28, 2003 and 2002 (unaudited)

         Condensed Consolidated Statements of Cash Flows
            For the six months ended February 28, 2003 and 2002 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of the Shareholders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I:  FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements

                         VENTURES-NATIONAL INCORPORATED
                       (dba TITAN GENERAL HOLDING, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                             February 28, 2003
                                                                             -----------------
Current assets:
  Cash and cash equivalents                                                       $   586,733
  Accounts receivable, net                                                          1,503,894
  Inventories, net                                                                    326,852
  Other current assets                                                                293,533
                                                                                  -----------

      Total current assets                                                          2,711,012

Property, plant and equipment, net of accumulated
  depreciation and amortization                                                     3,087,621

Intangible assets, net of accumulated amortization                                     43,460
Other assets                                                                          133,011
                                                                                  -----------

                                                                                  $ 5,975,104
                                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                           $ 1,352,793
  Line of credit                                                                    1,035,324
  Loans and notes to related parties                                                  799,660
  Current portion of long term debt                                                   173,833
  Current portion of capital lease obligations                                        144,227
                                                                                  -----------

      Total current liabilities                                                     3,505,837
                                                                                  -----------

Long term debt less current portion                                                    69,531
Capital lease obligations less current portion                                        289,403

Stockholders' Equity:
  Common stock, $0.001 par value, 950,000,000 shares authorized;
    13,717,052 issued and outstanding                                                  13,718
  Additional paid-in capital                                                        5,986,416
  Accumulated deficit                                                              (3,889,801)
                                                                                  -----------

      Total stockholders' equity                                                    2,110,333
                                                                                  -----------

                                                                                  $ 5,975,104
                                                                                  ===========

See accompanying notes to unaudited condensed consolidated financial statements

                         VENTURES-NATIONAL INCORPORATED
                        (dba TITAN GENERAL HOLDING, INC.)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended                Six Months Ended
                                     February 28,     February 28,     February 28,    February 28,
                                       2003            2002            2003             2002
                                   ------------    ------------    ------------    -------------
Revenue                            $  2,266,715    $  2,103,400    $  4,343,884    $   4,081,497

Cost of revenue                       2,134,137       1,768,036       4,099,678        3,542,938
                                   ------------    ------------    ------------    -------------

Gross profit                            132,578         335,364         244,206          538,559

Operating expenses:
  Sales and marketing                   305,297         203,487         553,122          428,515
  General and administrative            201,874         366,228         392,601          550,122
  Merger cost                           524,918            --         1,028,345             --
  Non-recurring cost                    196,721           8,950         422,726           32,103
                                   ------------    ------------    ------------    -------------
Loss from operations                 (1,096,232)       (243,301)     (2,152,588)        (472,181)
                                   ------------    ------------    ------------    -------------

Other income (expense):
  Interest expense                      (57,123)        (31,166)       (114,105)        (155,724)
  Miscellaneous                          84,804          (7,960)         85,443            2,249
                                   ------------    ------------    ------------    -------------

    Total other income (expense)         27,681         (39,126)        (28,662)        (153,475)
                                   ------------    ------------    ------------    -------------

Net Loss                           $ (1,068,551)   $   (282,427)   $ (2,181,250)   $    (625,656)
                                   ============    ============    ============    =============

Net loss per share -
  basic and diluted                ($      0.09)   ($      0.04)   ($      0.21)   ($       0.09)
                                   ============    ============    ============    =============

Number of weighted average
  shares - basic and diluted         12,568,240       6,600,000      10,430,617        6,600,000
                                   ============    ============    ============    =============


See accompanying notes to unaudited condensed consolidated financial statements.

                         VENTURES-NATIONAL INCORPORATED
                        (dba TITAN GENERAL HOLDING, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                           Six Months    Six Months
                                                             Ended         Ended
                                                          February 28,  February 28,
                                                              2003         2002
                                                          -----------    ---------
Cash flows provided by (used for)
  operating activities:
    Net loss                                              $(2,181,250)   $(625,656)
                                                          -----------    ---------

    Adjustments to reconcile net income (loss)
      to net cash provided by (used for)
      operating activities:
          Depreciation and amortization                       178,998      217,588
          Non cash compensation                               674,443         --

    Changes in assets and liabilities:
       (Increase) decrease in assets
          Accounts receivable                                (216,144)    (112,850)
          Inventories                                          17,461       61,923
          Deferred cost                                        35,000         --
          Other current assets                                 25,729       66,301
          Other assets                                          4,878      (72,767)

       Increase (decrease) in liabilities
          Accounts payable and accrued expenses               291,014      328,984
                                                          -----------    ---------
            Total adjustments                               1,011,379      489,179
                                                          -----------    ---------

            Net cash used by operating activities          (1,169,871)    (136,477)
                                                          -----------    ---------

Cash flows provided by (used for) investing activities:
    Purchases of fixed assets                                (325,039)     (85,154)

    Purchase of accounts receivable                           (50,000)        --

    Purchase of assets of Titan PCB East, Inc.
       (formerly Eastern Manufacturing Corporation)          (500,000)        --
                                                          -----------    ---------

            Net cash used by investing activities            (875,039)     (85,154)
                                                          -----------    ---------

See accompanying notes to unaudited condensed consolidated financial statements

                         VENTURES-NATIONAL INCORPORATED
                        (dba TITAN GENERAL HOLDING, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                   (UNAUDITED)

                                                                  Six Months    Six Months
                                                                    Ended         Ended
                                                                 February 28,  February 28,
                                                                     2003          2002
                                                                 -----------    ----------
Cash flows provided by (used for) financing activities:
    Principal proceeds on notes and loans payable                    301,640       195,636
    Proceeds from issuance of notes payable to related parties       590,000          --
    Loan advance from related party                                     --         200,000
    Repayments of loan payable to related party                      (50,000)         --
    Payments on long-term debt and capital
       lease obligations                                             (39,555)     (175,300)
    Proceeds from private placement offering,
       net of offering cost                                        1,752,851          --
                                                                 -----------    ----------

            Net cash provided by financing activities              2,554,936       220,336
                                                                 -----------    ----------

Net increase (decrease) in cash                                      510,026        (1,295)
Cash, beginning of period                                             76,707       252,003
                                                                 -----------    ----------

Cash, end of period                                              $   586,733    $  250,708
                                                                 ===========    ==========

Supplemental disclosure of cash flow information:

       Interest paid                                             $   114,106    $  155,724
                                                                 ===========    ==========


       Income tax paid                                           $      --      $     --
                                                                 ===========    ==========

Non cash activities:

       Issuance of common stock for
         consulting fees                                         $   674,443    $     --
                                                                 ===========    ==========

       Issuance of common stock to related
         party as prepaid financing cost                         $   240,000    $     --
                                                                 ===========    ==========

       Issuance of common stock for debt
         conversion                                              $ 1,844,146    $     --
                                                                 ===========    ==========

See accompanying notes to unaudited condensed consolidated financial statements

        Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation and Nature of Business Operations

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Ventures-National Incorporated, doing business as Titan General Holdings, Inc. ("Titan" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of Titan for the period presented.

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

         As of February 28, 2003, Titan had a working capital deficit of $794,825 and an accumulated deficit of $(3,889,801).

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Business

         We are a manufacturer of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards ("PCBs") providing time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers through our wholly-owned subsidiaries Titan EMS, Inc. and Titan PCB East, Inc. Our prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

            Our time sensitive and high quality manufacturing services enable our customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Our focus is on high quality niche printed circuit boards consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 10 day lead times at a competitive price.

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

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. We have implemented the provisions of SFAS No. 146 and have concluded that the adoption does not have a material impact on our financial statements.

       In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not engaged in either of these activities.

       In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

2.  Business Acquisition

     On February 27, 2003, the Company's wholly-owned subsidiary, Titan PCB East, Inc. ("Titan East"), acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuit boards using the patented HVRFlex process ("EMC"). Pursuant to an agreement, dated February 27, 2003, between Titan East and Eastern Bank ("Eastern Bank"), the secured lender of EMC, Eastern Bank sold to Titan East, among other things, equipment, work-in-progress, inventory, technology, technology and patent licenses, and customer lists, by means of a foreclosure sale in accordance with the laws of the Commonwealth of Massachusetts and with the consent of EMC. The Company intends to continue to use the purchased assets to manufacture rigid-flex printed circuit boards, as well as time sensitive, high tech, prototype, and pre-production printed circuit boards.

     Pursuant to the terms of the Agreement, the purchase price was $500,000. The purchase price was determined by negotiation between the Company and Eastern Bank.


     The purchase price was allocated as follows:

     Inventories                                    $ 46,313
     Property and equipment                          446,857
     Other                                             6,830
                                                    --------
     Purchase Price                                 $500,000
                                                    ========

     The allocation of the purchase price is preliminary and is subject to revision, which is not expected to be material, based on the final valuation of the net assets acquired. Merger related cost was expensed as incurred.

     In a related but separate transaction, prior to the purchase of the EMC assets by Titan East, Titan East entered into an accounts receivable factoring agreement whereby Titan East purchased the current accounts receivable of $53,506.64 from EMC for $50,000.00.

     The operations results of EMC from the purchase date (February 27, 2003) to February 28, 2003 were minimal to the accompanying condensed consolidated financial statements.


3.  Loss Per Common Share

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. The number of outstanding shares and weighted average shares reflect a stock split of 3,866.667 to 1 effected February 22, 2002. As of February 28, 2003, Titan had approximately 1,763,753common stock equivalent shares.

         For the three months and six months ended February 28, 2002, the Company was not a publicly traded entity. Therefore, basic loss per common share and diluted loss per common share presented for the three months and six months ended February 28, 2002, calculated on the same basis as the quarter ended February 28, 2002, is presented pro-forma only.


4.   Private Placement Offering and Common Stock Transactions

         We raised $2,052,851 (net of related cost) from our private placement offering that closed on January 9, 2003 (the "Private Placement") and two additional private placements on February 3, 2003 and issued 3,059,234 shares of Common Stock at $0.75 per share. Of the total raised to date, we received $1,752,851 during the six months ended February 28, 2003 and $300,000 during August 2002. A portion of the funds raised through February 28, 2003 has been used for operating activities.

         During the quarter ended February 28, 2003, the Company had two notes/loans payable to related parties, which were converted into a total of 2,458,861 shares of common stock at $0.75 per share. During the quarter ended November 30, 2002, the Company had two non-interest bearing loans payable totaling $300,000 ($150,000 each) which were converted into 400,000 shares of common stock at $0.75 per share. Such conversions are reflected in the unaudited condensed balance sheet at February 28, 2003.


5.  Loans and Notes Payable - Related Parties

       On February 27, 2003, the Company entered into a promissory note agreement with several individual lenders. Under the terms of the agreement, the Company agreed to sell up to $640,000 principal amount of promissory notes to these individual lenders which notes have an interest rate of the lower of (i) 24% or (ii) maximum legal rate. Interest on these notes is payable quarterly, and unpaid principal and interest shall be payable on February 27, 2004. In connection with this financing, on February 27, 2003, the Company issued 320,000 shares of its common stock to the lenders as a financing cost with a value of $240,000. As of February 28, 2003, the investors had purchased and the Company had issued promissory notes under this Agreement having an aggregate principal amount of $590,000. An additional $50,000 was received in early March 2003 from a lender whose related shares of common stock were included in the 320,000 shares issued as of February 27, 2003.

       On June 28, 2002, the Company entered into a loan and security agreement (the "Agreement") with Alco Financial Services ("Alco"), an entity owned by an individual who subsequently became a member of its Board of Directors at the time, and paid a loan fee of $24,000 which is being amortized to interest expense at $2,000 per month. Under the terms of the Agreement, the Company can borrow up to the sum of (1) 80% of the net face value of the Company's eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of eligible inventory. The Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or
(c) a minimum monthly interest charge of $7,500. The Agreement matures on June 28, 2003 and is secured by all accounts receivable and inventory of the Company. The Company is subject to certain restrictions and covenants under the Agreement. During the quarter ended November 30, 2002, the Company amortizedloan fees of $6,000 and paid interest of $38,946. During the quarter ended February 28, 2003, the Company amortized $6,000 and paid interest of $40,140. During the quarter ended February 28, 2003, the owner of Alco resigned as a member of the Company's Board of Directors. The outstanding principal balance was $1,035,324 at February 28, 2003.

         At November 30, 2002, the Company owed approximately $353,000 of a non-interest bearing loan to a major shareholder. In December 2002, $103,000 of the obligation was converted into 137,333 shares of common stock at $0.75 per share. In addition, the Company made cash repayments of $50,000 during the quarter. $200,000 remained unpaid as of February 28, 2003.

         At November 30, 2002, the Company owed $1,741,146 to Ohio Investors of Wisconsin, LLC, an affiliate of the Company. In December 2002, the loan was converted into 2,321,528 shares of common stock at $0.75 per share.

6. Non-Recurring Cost

         Non-recurring cost includes certain setup up cost for its new facilities located in Fremont, California.


7. Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through February 28, 2003, the Company has not been able to generate sufficient revenue from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates revenue to grow as a result of additional products offered to its customers after the move to its new facility. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


8.  Subsequent Events

       Effective March 5, 2003, the Company purchased ten (10) shares (the "Shares") of common stock, par value $0.01 per share, of Coesen Inc., a New Hampshire corporation ("Coesen"), representing 33.3% of the issued and outstanding shares of Coesen common stock from Mr. Howard Doane pursuant to a Stock Purchase Agreement among the Company, Coesen and Mr. Doane (the "Stock Purchase Agreement"). In consideration for the Shares, the Company issued thirty thousand (30,000) shares of its common stock and paid $5,000 in cash, to Mr. Doane. In connection with the acquisition of the Shares, David M. Marks, Chairman of the Registrant, was elected to the Board of Directors of Coesen and Mr. Doane resigned as a director of Coesen. In addition, Mr. Doane and the two other stockholders of Coesen entered into a stockholders agreement with Coesen dated as of March 5, 2003 pursuant to which the stockholders agreed not to take actions not in the ordinary course of business including, without limitation, incurring of indebtedness outside the ordinary course, liquidating or dissolving Coesen, merging or consolidating Coesen with another entity, issuing or redeeming any equity, in each case without the prior written consent of the Company.

       On April 10, 2003, our Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, we have registered for resale by certain existing securityholders of the Company 3,802,281 shares of our common stock, including without limitation, all of the shares of common stock issued in the Private Placement. We have not registered any shares for issuance and sale directly by the Company under this Registration Statement. The selling stockholders who purchased shares of our common stock in the Private Placement are subject to certain volume limitations on their resale of their shares that have been registered under the Registration Statement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of operations and Plan of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other business risk factors, which were described in our Form 10K-SB for the year ended August 31, 2002. This Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.


OVERVIEW

Corporate Background

         We are a manufacturer of time sensitive, high tech, prototype and pre-production rigid and rigid-flex PCBs. We provide time-critical, PCB manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our prototype PCBs serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Our focus is on niche PCBs consisting of complex, high layer count, fine-lines and high-performance materials with capabilities to deliver in 24 hours, at premium pricing, as compared to standard 10 day lead time.

         We were organized under the laws of the State of Utah on March 1, 1985, with an initial authorized capital of $100,000, consisting of 100,000,000 shares of one mill ($0.001) par value common voting stock. We were formed for the primary purpose of seeking potential business enterprises which in the opinion of our management would prove profitable.

         Our wholly-owned subsidiary Titan EMS, Inc. ("Titan") was incorporated on March 27, 2001. On August 30, 2002, Titan was acquired by us through the merger of Titan EMS Acquisition Corp. with and into Titan (the "Merger"). In connection with the Merger, the stockholders of Titan received shares of our common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan was the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated for accounting purpose, the historical financial statements of Titan became our historical financial statements after the Merger.

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

         On August 6, 2002, Titan acquired all of the non-real estate assets and assumed all of the non-term loan liabilities of SVPC Partners, LLC ("SVPC") in exchange for the issuance to SVPC of 800,000 shares of Titan common stock, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities.

         Beginning in 2001, SVPC began acquiring cutting edge technology equipment, processes, customer lists and orders from competitors unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of Circuit Systems, Inc. ("CSI") pursuant to a combinedapproved bankruptcy court sale. After these acquisitions, Titan acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc.

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

         On August 6, 2002, Titan acquired certain intangible assets contributed by Louis George, our former President and Chief Executive Officer, in exchange for 50,000 shares of Titan common stock valued at $1.50 per share, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities dated August 6.

         Effective August 30, 2002, through our wholly-owned subsidiary Titan EMS Acquisition Corp. ("AcquisitionCo"), a Delaware corporation, we acquired all of the capital stock of Titan through an exchange of our common stock pursuant to an Agreement and Plan of Merger. In connection with the Merger, our fiscal year was also changed from June 30 in each year to August 31 in each year.

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

         Upon the effectiveness of the Merger, the former executive officers resigned from their respective positions with us and the executive officers of Titan were duly elected as their successors as follows: David M. Marks became our Chairman of the Board, and Louis J. George became our President, Chief Executive Officer and Acting Treasurer. Our directors immediately prior to the effectiveness of the Merger irrevocably resigned effective as of the close of business on September 15, 2002 and the following directors of Titan were elected as our directors commencing at the close of business on September 15, 2002: Mr. Marks, Mr. George, Gregory B. Jacobs, and Robert I. Weisberg.

         Messrs. Jacobs and Weisberg resigned as directors, and Mr. George resigned as a director and from his position as our President and Chief Executive Officer, in each case effective February 21, 2003, at which time Mr. George was appointed Managing Director of Operations for California.

         On August 26, 2002, Forest Home Investors I, LLC ("Forest Home") and Phoenix Business Trust ("Phoenix Trust"), lenders of Titan, converted indebtedness owed by Titan into shares of Titan common stock at the conversion price of $1.50 per share, which resulted in the issuance of 6,667 shares and 123,823 shares to Forest Home and Phoenix Trust, respectively.

         Immediately after the Merger, each of Ohio Investors of Wisconsin and Irrevocable Children's Trust converted certain outstanding indebtedness of Titan into shares of our common stock at a conversion price of $1.50 per share, resulting in the issuance of 1,160,764 shares of common stock to Ohio Investors of Wisconsin and 68,667 shares of common stock to Irrevocable Children's Trust. The conversion price at which Ohio Investors of Wisconsin and Irrevocable Children's Trust agreed to convert our indebtedness into shares of common stock was initially determined by reference to our then contemplated offering price of Units (as defined below) to be issued in the Private Placement. On October 28, 2002, we revised the offering price to $0.75 per share of common stock. Accordingly, on December 9, 2002, we entered into a letter agreement with each of Irrevocable Children's Trust and Ohio Investors of Wisconsin to provide for the issuance of 1,160,764 additional shares to Ohio Investors of Wisconsin and 68,667 additional shares of common stock to Irrevocable Children's Trust , to reflect a corresponding adjustment of the conversion price to $0.75 from $1.50.The Shares related to the conversion of these debts were issued subsequent to August 31, 2002 include the corresponding effect of the translation.

         Upon the effectiveness of the Merger, we commenced the Private Placement pursuant to which we sold 2,792,567 shares of common stock in the Private Placement for net proceeds of $2,052,851. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations - Liquidity and Capital Resources."

         On February 27, 2003, through our wholly-owned subsidiary Titan PCB East, Inc. we acquired certain assets of Eastern Manufacturing Corporation, for approximately $500,000 in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank. The results from Eastern Manufacturing Corporation's operations from the date of the acquisition to February 28, 2003 was minimal to the financial statements. No goodwill resulted from this acquisition.

         Effective March 5, 2003, we purchased shares of common stock of Coesen representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of common stock and $5,000 in cash. In connection with the share purchase, David M. Marks, our Chairman, was elected to the Board of Directors of Coesen and Mr. Doane resigned as a director of Coesen. In addition, Mr. Doane and the two other stockholders of Coesen entered into a stockholders agreement with Coesen dated as of March 5, 2003 pursuant to which they agreed not to take actions not in the ordinary course of business without our prior written consent.

         Management has devoted substantial time since the Merger to the integration and reorganization of our various business units. We anticipate that this integration and reorganization of our business will continue to require substantial management resources for much of the third and fourth quarters of our fiscal year ending August 31, 2003 and that, as a result, we may not realize the anticipated economies of scale and scope, as well as the attendant improvements in our operating results, until possibly the next fiscal year.

       For the year and quarters ended August 31, 2002, November 30, 2002, and February 28, 2003, ten customers accounted for 41%, 39%, and 41% of our revenue, respectively. As of November 30, 2003 and February 28, 2003 we had a working capital deficit of $2,481,713 and $1,034,825 and an accumulated deficit of $2,821,249 and $4,129,801, respectively. We generated revenues of $8,321,292 for the year ended August 31, 2002 and incurred a net loss of $1,730,801. In Q1 and Q2 of 2003 ended November 30, 2002 and February 28, 2003 we incurred a net loss of $1,112,699 and $1,308,551 respectively. In addition, during the six months ended February 28, 2002 and February 28, 2003, net cash used in operating activities was $136,477 and $1,169,871 respectively.

         We are in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are costs based on the integration of the acquired companies and assets that comprise our operations. Accordingly, we believe that, at our current stage of operations period-to-period comparisons of results of operations are not necessarily meaningful as compared year to year.

Plan of Operations

Our business strategy is to:

o to target potential customers and industries needing prototype boards with required turnaround times of between 24 hours and the industry standard 10-days as well as preproduction needs requiring numerous types of materials;

o to aggressively market specialty manufacturing services for time sensitive, high-tech prototype and pre-production PCBs to the high technology industry and cater to customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface whether for production or research and development;

o to expand our services to include flexible circuits and rigid-flex combinations in order to diversify sources of revenue;

o to expand our sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex process available as a results of our acquisition of assets from Eastern Manufacturing Corporation in February 2003;

o to acquire and integrate strategic assets of companies producing time sensitive, high tech prototype and pre-production PCBs with other unique customers, technology processes in order to accelerate entry into our target market; and

o to acquire manufacturing facilities that have military certification and achieve military certification for our current facilities.

     We plan to add additional independent and direct sales representatives to extend our selling capacity. Commission costs therefore will fluctuate depending on the origin of sales orders with our internal sales team or our independent sales representative organization. We also plan to increase our marketing and quality expenditures. There are no assurances that additional independent sales representatives or increased marketing and quality expenditures will increase our revenues.

     We expect our general and administrative costs to increase in future periods due to our operating as a public company whereby we will incur added costs for filing fees, increased professional services and insurance costs.

     We have been in the process of moving our principal west coast manufacturing facilities from Santa Clara, California to Fremont, California over the past financial quarter and we expect to complete our move by the end of the current fiscal quarter. The cost of the move is being financed from the proceeds of the previous private offering of our equity securities as well as funds from operations. Much of the cost will be recorded in the financial statements for this and third fiscal quarter of 2003.


Accounting Principles; Anticipated Effect of Growth

         Below we describe a number of basis accounting principles which we employ in determining our recognition of revenues and expenses, as well as a brief description of the effects that we believe that our anticipated growth will have on our revenues and expenses in the future.


Revenues

         We recognize revenues upon shipment to our customers. We record net revenues as our gross revenues less an allowance for returns. At February 28, 2003, the end of our second fiscal quarter, we had approximately 180 customers. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on our historical results. Because our customers quickly test the PCBs we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At February 28, 2003, we provided a reserve for returns and allowances of $30,000. Actual return may differ materially from our estimates, and revisions to the allowances may be required from time to time.

            We expect the number and complexity of PCBs we sell to fluctuate with the changes in demand from our customers and, the prices we charge our customers to fluctuate as a result of intense competition in the PCBs industry and the current economic situation and its impact on the high technology market. Until industry conditions improve and demand increases, we expect that decreased average pricing will continue to negatively affect our sales.

            We expect sales to grow as we develop our reputation in our target market and as a result of our move to our facility in Fremont, California and improving our quality and tracking systems. Management anticipates fluctuations in revenues as operations will be disrupted and in flux for a short period of time in connection with our move to Fremont. Additional acquisitions are expected to increase revenue but may result in disruption of operations as facilities, employees, and processes are integrated. We expect these fluctuations to be relatively short lived while expecting the revenue growth to be more permanent with the variable of market demand as a condition.

         Future demand and product pricing will depend on many factors including product mix, levels of advanced technology, customer certification, quality systems deployment and improvement, capacity utilization, competitive pressure in the PCB industry, and economic conditions affecting the markets we serve and the electronics industry in general. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts continue to make our forecasting less reliable than in prior periods.

         In each case our plan of operations anticipates that our internal growth, as well as acquisitions of competitors, shall materially contribute to our ability to increase our revenues as described above.

         Through the current fiscal year of 2003, we anticipate that our primary source of revenues will be from rigid bare-board manufacturing that provides time sensitive, high technology, and quality PCBs to the electronics industry at a competitive price. Our west coast facility is focused on higher layer counts and finer line production. Our revenues have been derived from different areas including delivery of prototype/pre-prototype boards from 24 hours to 10-day standard time as well as pre-production with numerous types of materials. The essential element of our success, current and future, will be to service those customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface.

         In the future, we expect to receive revenues from customers who need rigid-flex and rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCBs. In addition, after an initial inspection and certification period, we intend to expand its sales focus to the military market place, which includes those vendors supplying the U.S. military with products in our target market.


Cost of Revenues

         Cost of revenues consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of our products. Many factors affect our gross margin, including, but not limited to, capacity utilization, quality of manufacturing process, and production volume and yield. We do not participate in any long-term supply contracts and we believe there are a number of high quality suppliers for the raw materials we use. Our cost of goods, as a percentage of revenues, varies depending on the complexity of the PCBs we manufacture in any given period.

         Based upon our plan of operations, we anticipate that our cost of revenues will increase as our revenues increase, but that cost of revenues as a percentage of net revenues shall generally decrease as our revenues increase. We believe that the amount of the decrease of this percentage over the next several fiscal periods will be dependent in large part upon the source of the increase in revenues. For example, an increase in our penetration in the existing market with repetitive and similar orders for our goods and services will permit us to increase revenues at a low cost in part by causing us to utilize a greater portion of our existing manufacturing capacity, an expense which we already incur. On the other hand, an increase in our revenues attributable to our offering a greater portfolio and constant new designs of products and services may result in less of a decrease in such percentage as such activities may initially be less efficient than our existing operations.

         Included in cost of revenues is overhead which is relatively fixed. Materials and labor are semi-variable and are influenced by the complexity of orders as well as the quantity and time demand of orders. As our business is continually changing with regard to the type of product produced, we plan to implement broader use of production and quality systems to control the overtime in production as well as the use of materials in production. We anticipate that these systems will assist in the pricing of its products with the objective to be more competitive and profitable in our target market.

         We intend to continue to expand and upgrade our production capability as well as our production systems and the financial systems interface in order to better manage material, labor and overhead costs.

Expenses

         Our operating expenses for the quarter ended February 28, 2003 are comprised of costs for sales and marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

         Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. We expect our selling and marketing expenses to fluctuate as a percentage of sales as we add new personnel, develop new internal and independent sales representative channels, customer support programs, and advertise our products.

         We intend to expand our direct, indirect and distributed sales plan in order to best utilize our newly acquired rigid-flex manufacturing capability as a result of its acquisition of the assets from Eastern Manufacturing Corporation as well as our geographic expansion.

            We intend to slightly expand our customer and sales support operation in order to support the increased complexity and volume of our printed circuit board business and our anticipated use of indirect sales. We do not expect a material increase in sales and marketing expense that is not consistent with an increase in sales. Since operating results for the fiscal year ended August 31, 2001 include limited operations, the results of operations comparisons may not be relevant. We anticipate our sales and marketing costs to fluctuate as a percentage of revenue due to the addition of sales personnel and various marketing activities planned throughout the year.

         General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, network administration and systems/data processing, training, rent/leases and professional services. We expect these expenses to increase as a requirement of operating as a public company and we further expect these expenses to fluctuate as a percentage of revenues as we expand our business.

         For the three and six months ended February 28, 2003 non-recurring costs include the expense of developing new facilities. As part of our business strategy we will continue to seek additional acquisitions. Therefore, we anticipate incurring merger costs in the future.

         Interest expense, including finance charges, relates primarily to an accounts receivable and inventory line of credit with an entity owned by a former member of our board of directors. We expect interest expense to fluctuate as a percentage of revenues based on the timing of borrowings under our line of credit and the 24% short-term indebtedness incurred in connection with our acquisition of assets from Eastern Manufacturing Corporation.

-------------------------------------------------------------------------------

Results of Operations

Three Months Ended February 28, 2003 Compared to the Three Months Ended February 28, 2002

Revenue

            Our net revenue for the three months ended February 28, 2003 increased 8% to $2,266,715, from $2,103,400 for the three months ended February 28, 2002. This increase resulted primarily from an increase in the number of PCBs sold, partially offset by the decrease in selling prices. The revenues for the three months ended February 28,2003 were all attributable to rigid PCBs. As each customer and customer order is essentially unique and customized to their specifications, a unit sales number other than by category of rigid, flex, and rigid-flex is not relevant. Revenues for Q2-03 were generated under different management and resulted from sales of a combination of flex and rigid PCBs, but records indicating the ratio between the two are not available. The increase in revenues for Q2-03 as compared to the same period in the prior year resulted from an increase in unit shipments, partially offset by a decrease in average pricing. Volume gains during Q2-03 have been partially offset by a decrease in average pricing in the same quarter. The decrease in average pricing is a result of product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium revenue. While we see some stabilization in pricing as competitors are unable to effectively compete and are being forced to close, we expect this situation to continue for the near future.

Cost of Revenue

         Cost of revenue increased $366,101, or 21%, from $1,768,036 in the three months ended February 28, 2002 to $2,134,137 in the three months ended February 28, 2003. The increase in cost of revenue resulted from a greater number of PCBs sold and an increase in labor costs primarily due to inefficiencies incurred during the transition between the new facility in Freemont and the facility in Santa Clara. As a percentage of revenue, cost of revenue increased from 84% of revenue in the three months ended February 28, 2002 to 94% of revenue in the three months ended February 28, 2003. Such increase was caused by the reduction of prices for the PCBs as well as the reasons described above. We expect the cost of revenue to fluctuate as a percentage of revenue as the costs we incur for our materials are affected by the volume of product we purchase to fulfill our customers' orders and by labor while we transition between facilities.


 Gross Profit

             Gross profit decreased to 6% for the three months ended February 28, 2003, from 16% for the same period of fiscal 2002. The decrease in gross profit resulted primarily from a greater volume of PCBs sold at decreased prices as well as the increased labor costs primarily due to inefficiencies incurred during the transition between the new facility in Freemont and the facility in Santa Clara. Our gross profit was $132,578 in the three months ended February 28, 2003 compared to $335,364 in the three months ended February 28, 2002. The impact of the increases in sales was also mitigated by various costs relating to materials, production personnel and overhead expenses not in place in the preceding comparable period. We expect our gross profit to fluctuate as a percentage of revenue based on the demand from our customers, which affects our costs and volatility in prices we charge our customers due to intense competition in the PCB industry.

Operating Expenses

            Sales and marketing expenses for the three months ended February 28, 2003 increased to 13% of net revenue compared to 10% for the three months ended February 28, 2002. This increase was due primarily to the addition of sales personnel. Sales and marketing expenses for the three months ended February 28, 2003 increased $101,810 to $305,297 from $203,487 versus the same periods of fiscal 2002.

             General and administrative expenses decreased by $164,354 or 55%, from $366,228 in the three months ended February 28, 2002 to $201,874 in the three months ended February 28, 2003. This decrease was primarily attributable to the reduction of personnel.

            Merger costs increased by $524,918 in the three months ended February 28, 2003 from $0 in the three months ended February 28, 2002. As a percentage of revenue, non-recurring costs increased from 0% in the three months ended February 28, 2002 to 23% in the three months ended February 28, 2003. The increase in merger costs in the three months ended February 28, 2003 includes the cost of merger-related consulting services and professional fees for the merged related filings with the Securities and Exchange Commission (the "SEC"). As part of our business strategy we will continue to seek additional acquisitions. Therefore, we anticipate incurring merger-related costs in the future.

         Non-recurring costs increased by $187,771, or 2098%, from $8,950 in the three months ended February 28, 2002 to $196,721 in the six months ended February 28, 2003. As a percentage of revenue, non-recurring costs increased from 0.43% in the three months ended February 28, 2002 to 9% in the three months ended February 28, 2003. Non-recurring costs include certain setup costs for it's new facilities located in Fremont, California, which are expected to be in service in Q3-03. On July 6, 2002, we executed a sublease for a former facility of Tyco Electronics, Inc. located in Fremont, California. We have begun to occupy that facility during the second calendar quarter of 2003 and plan to move all of our current operations to that the Freemont facility and out of Santa Clara by the end second calendar quarter of 2003. We have incurred non-capitalized costs of $196,721 during Q2-03 to retrofit that facility to our specifications. We anticipate we will incur additional facility-related costs of approximately $350,000 for the foreseeable future.

     Interest expense, including amortization of loan fees in the three months ended February 28, 2003, increased by $25,957, or 83%, from interest expense of $31,166 in the three months ended February 28, 2002 to $57,123 in the three months ended February 28, 2003. As a percentage of revenue, interest expense increased from 1.48% in the three months ended February 28, 2002 to 2.5% in the three months ended February 28, 2003. In the three months ended February 28, 2003, interest expense relates primarily to our line of credit with an entity owned by a former member of our board of directors and, to a lesser degree, interest expenses for the purchase and lease of equipment. Interest expense in the three months ended February 28, 2002 is primarily related to a real estate loan of approximately $3,349,000, factoring of our accounts receivable and, to a lesser degree, and interest expense from lease obligations. We anticipate the amount of interest expense to increase in the near term as the result of the $590,000 of short-term indebtedness incurred in connection with our acquisition of assets from Eastern Manufacturing Corporation which accrues interest at the rate of 24% per annum and thereafter, to fluctuate as a percentage of revenue based on the timing and amounts borrowed under our line of credit and other credit facilities we may enter into from time to time.

Miscellaneous (expenses) income increased by $92,764 or 1165%, from ($7,960) in the three months ended February 28, 2002 to $84,804 in the three months ended February 28, 2003. This increase was primarily attributable to gain on the settlement of payable for professional fees with warrants issued.

-------------------------------------------------------------------------------


Six Months Ended February 28, 2003 Compared to the Six Months Ended February 28, 2002

Revenue

         Revenue increased by $262,387 or 6% from $4,081,497 in the six months ended February 28, 2002 to $4,343,884 in the six months ended February 28, 2003. This increase resulted primarily from an increase in the number of PCBs sold, partially offset by the decrease in selling prices. The revenues for the six months ended February 28,2003 were all attributable to rigid PCBs. As each customer and customer order is essentially unique and customized to their specifications, a unit sales number other than by category of rigid, flex, and rigid-flex is not relevant. Revenues for Q2-03 were generated under different management and resulted from sales of a combination of flex and rigid PCBs, but records indicating the ratio between the two are not available. The increase in revenues for Q2-03 as compared to the same period in the prior year resulted from an increase in unit shipments, partially offset by a decrease in average pricing. Volume gains during Q2-03 have been partially offset by a decrease in average pricing in the same quarter. The decrease in average pricing is a result of product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium revenue. While we see some stabilization in pricing as competitors are unable to effectively compete and are being forced to close, we expect this situation to continue for the near future.

Cost of Revenue

         Cost of revenue increased $556,740, or 16%, from $3,542,938 in the six months ended February 28, 2002 to $4,099,678 in the six months ended February 28,2003. The increase in cost of revenue resulted from a greater number of PCBs sold and an increase in labor costs primarily due to inefficiencies incurred during the transition between the new facility in Freemont and the facility in Santa Clara. As a percentage of revenue, cost of revenue increased from 87% of revenue in the six months ended February 28, 2002 to 94% of revenue in the six months ended February 28,2003. Such increase was caused by the reduction of prices for the PCBs as well as the reasons described above. We expect the cost of revenue to fluctuate as a percentage of revenue as the costs we incur for our materials are affected by the volume of product we purchase to fulfill our customers' orders and by labor while we transition between facilities.


Gross Profit

         Gross profit decreased by $294,353 or 55%, from $538,559 in the six months ended February 28, 2002 of to $244,206 in the six months ended February 28, 2003. The decrease in gross profit resulted primarily from a greater volume of PCBs produced at decreased prices as well as the increased labor costs primarily due to inefficiencies incurred during the transition between the new facility in Freemont and the facility in Santa Clara. Our gross profit was 13% of revenue in the six months ended February 28, 2002 compared to 6% of revenue in the six months ended February 28, 2003. The impact of the increases in sales was also mitigated by various costs relating to materials, production personnel and overhead expenses not in place in the preceding comparable period. We expect our gross profit to fluctuate as a percentage of revenue based on the demand from our customers which affects our costs and volatility in prices we charge our customers due to intense competition in the PCB industry.

Operating Expenses

         Sales and marketing expenses increased by $124,607, or 29%, from $428,515 in the six months ended February 28, 2002 of fiscal 2002 to $553,122 in the six months ended February 28, 2003. As a percentage of revenue, sales and marketing expense increased from 10% of revenue in the six months ended February 28, 2002 to 13% of revenue in the six months ended February 28, 2003. This increase was due to the addition of sales personnel in the six months ended February 28, 2003.

             General and administrative expenses decreased by $157,413 or 29%, from $550,122 in the six months ended February 28, 2002 to $392,601 in the six months ended February 28, 2003. This decrease was primarily attributable to the reduction of personnel and fewer fees incurred when the former company was in the process of its bankruptcy.

Merger costs increased by $1,028,345 in the six months ended February 28, 2003 from $0 in the six months ended February 28, 2002. As a percentage of revenue, merger costs increased from 0% in the six months ended February 28, 2002 to 24% in the six months ended February 28, 2003. The increase in merger costs in the six months ended February 28, 2003 includes the cost of merger-related consulting services paid through issuance of Company stock and professional fees for the merged related filings with the Securities and Exchange Commission (the "SEC"). As part of our business strategy we will continue to seek additional acquisitions. Therefore, we anticipate incurring merger-related costs in the future.

         Non-recurring costs increased by $390,623, or 1217%, from $32,103 in the six months ended February 28, 2002 to $422,726 in the six months ended February 28, 2003. As a percentage of revenue, non-recurring costs increased from 1% in the six months ended February 28, 2002 to 10% in the six months ended February 28, 2003. Non-recurring costs include certain setup costs for it's new facilities located in Fremont, California , which are expected to be in service in Q3-03. On July 6, 2002, we executed a sublease for a former facility of Tyco Electronics, Inc. located in Fremont, California. We have begun to occupy that facility during the second calendar quarter of 2003 and plan to move all of our current operations to that the Freemont facility and out of Santa Clara by the end second calendar quarter of 2003. We have incurred non-capitalized costs of $422,726 during six months ended February 28, 2003 to retrofit that facility to our specifications. We anticipate we will incur additional facility-related costs of approximately $350,000 for the foreseeable future.

     Interest expense, including amortization of loan fees in the six months ended February 28, 2003, decreased by $41,619, or 27%, from interest expense of $155,724 in the six months ended February 28, 2002 to $114,105 in the six months ended February 28, 2003. As a percentage of revenue, interest expense decreased from 4% in the six months ended February 28, 2002 to 3% in the six months ended February 28, 2003. In the six months ended February 28, 2003, interest expense relates primarily to our line of credit with an entity owned by a former member of our board of directors and, to a lesser degree, interest expenses for the purchase and lease of equipment. Interest expense in the six months ended February 28, 2002 primarily related to a real estate loan of approximately $3,349,000, factoring of our accounts receivable and, to a lesser degree, interest expense from lease obligations and a $100,000 renewal fee on our term loan. We anticipate the amount of interest expense to increase in the near term as the result of the $590,000 of short-term indebtedness incurred in connection with our acquisition of assets from Eastern Manufacturing Corporation which accrues interest at the rate of 24% per annum and thereafter, to fluctuate as a percentage of revenue based on the timing and amounts borrowed under our line of credit and other credit facilities we may enter into from time to time.

         Miscellaneous (expenses) income increased by $83,194 or 3699%, from $2,249 in the six months ended February 28, 2002 to $85,443 in the six months ended February 28, 2003. This increase was primarily attributable to gain on the settlement of payables for professional fees with warrants issued.

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

In the six months ended February 28, 2002, net cash used by operations was $136,477 while in the six month ended February 28, 2003 we used net cash of $1,169,871 in operating activities, a increase of $1,033,394 or 757%. This increase was caused, in part, by an increase in net losses of $1,555,594.

In the six months ended February 28, 2003, we used $325,039 for the purchase of fixed assets compared to $85,154 use for the purchase of fixed assets in the six months ended February 28, 2002, an increase of $239,885, or 282%. We have been acquiring equipment to outfit our new facility in Fremont, California and expect to expend additional funds to obtain other necessary equipment. The Company expects to incur additional capitalized costs of $300,000 upon completion. In the six months ended February 28, 2003, the Company purchased substantially all assets of Eastern Manufacturing Corporation ("EMC") for $500,000. In a separate transaction, the Company purchased $50,000 accounts receivable of EMC in February 2003.

During six months ended February 28, 2003, we increased our borrowings under the Alco agreement, a former director, by $301,640. We had no borrowings from Alco during Q1-02. Also during the six months ended February 28, 2003, we repaid obligations from notes, loans and capital lease obligations totaling $39,555. In addition, the Company entered into a promissory note agreement with several individual lenders for $590,000 during the six months ended February 28, 2003. The Company also paid down the loan payable to a related party by $50,000 during the six months ended February 28, 2003. In Q1-2002 we received note and loan proceeds of $195,636 and repaid $175,300 of those obligations, and we also received $200,000 loan from a related party to finance our day-to-day operations.

As of February 28, 2003, we raised a total of $2,052,851 from our Private Placement which we received $764,552 in the quarter ended November 30, 2002 and $1,288,299 in the quarter ended February 28, 2003. We received $300,000 in August 2002 as advances from two investors which were converted into 400,000 shares of the Company stock during Q1-03. The Company has completed the Private Placement in January 2003. A portion of the funds received from the Private Placement have been used for operating activities.

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Change in Internal Controls
There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In September 2002, a former employee filed a complaint against the Company alleging wrongful termination. Management believes this claim is without merit and that the resolution of this claim will not have a material adverse effect on our financial condition or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise form time to time that may harm Titan's business, financial condition and results of operations.

Item 2. Changes in Securities and Subsequent Events

         On December 18, 2002, the Company granted options to purchase 50,000 shares of its common stock to David Marks having an exercise price of $1.50 per share and an expiration date of December 18, 2003, 100% vested on the date of grant, pursuant to the Company's 2002 Stock Option Plan, subject to stockholder approval of the Company's 2002 Stock Option Plan. These options were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

         On February 3, 2003 we issued 133,333 shares of common stock to Lawrence McFall, a Director of the Company, for an aggregate purchase price of $100,000 and 133,333 shares of common stock to James E. Patty, a Director and President of the Company for an aggregate purchase price of $100,000. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in
Section 4(2) of the Securities Act.

         On February 27, 2003, our wholly-owned subsidiary Titan PCB East, Inc. issued and sold secured promissory notes to a limited number of accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2). The promissory notes have an aggregate face amount equal to $640,000, bear interest at the rate of 24% per annum, payable quarterly, and have an expiration date of February 27, 2004. The promissory notes are secured by substantially all of the assets of Titan PCB East. In connection with the issuance of the promissory notes, the investors were also issued an aggregate of 320,000 shares of common stock, pro rata according to their respective investment amounts. These notes were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder.

         On March 5, 2003, we issued 30,000 shares of common stock to Mr. Howard Doane in partial consideration for the acquisition of 10 shares of common stock, par value $0.01 per share, of Coesen, which owns certain patented technology relating to a method of manufacture of rigid-flex PCBs that we license from Coesen. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

         On March 12, 2003, we issued 120,000 shares of common stock to Mr. Fred Kudish, in exchange for consulting services. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

         On March 15, we issued 150,000 shares of common stock to Mr. Frank Crivello., in exchange for consulting services. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

         On March 15, 2003, we granted warrants to purchase up to 200,000 shares of Company common stock at an exercise price of $2.00 per share, with an expiration date of March 15, 2008 to Phoenix Investors LLC in consideration for the performance of consulting services. These warrants were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

On March 15, 2003, pursuant to an addendum to the Star Consulting Agreement, we granted Star Associates LLC an additional warrants to purchase up to 200,000 shares of common stock at an exercise price of $2.00 per share, with an expiration date of March 15, 2008. These warrants were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

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

Exhibit
  No.    Description
-------- -----------
10.1 Promissory Note dated as of February 27, 2003 by Titan PCB East, Inc. in favor of certain holders.(1)

10.2 Security Agreement dated as of February 27, 2003, between Titan PCB East, Inc. and Personal Resources Management, Inc., as Collateral Agent(1).

10.3 Agency Agreement dated February 27, 2003 between the investors named therein, and Personal Resources Management, Inc., acting in its capacity as collateral agent for the investors. (1)

10.4 Securities Purchase Agreement, dated as of February 27, 2003, among the purchasers named therein, Titan PCB East Inc., and Ventures-National Incorporated. (1)

10.5     Secured Party's Bill of Sale dated February 27, 2003. (2)

10.6 Stock Purchase Agreement, dated as of March 5, 2003, among Howard Doane, Titan PCB East, Inc. and Ventures-National Incorporated. (3)

10.7 Acknowledgment of Assignment dated March 5, 2003 among the Registrant, Titan PCB East, Inc. and Coesen Inc. (3)

10.8 Stockholders Agreement dated March 5, 2003 among Coesen Inc., Howard Doane, Joseph Thoman and Alfred Covino. (3)

10.9 Amendment to Employment Agreement dated February 20, 2003 between Titan EMS, Inc., and Mr. Louis George.

99.1 Chief Executive Officer and Acting Chief Financial Officer Certification as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

(1) Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 19, 2003.

(2) Previously filed and incorporated herein by reference to our Current Report on Form 8-K, dated February 27, 2003.

(3) Previously filed and incorporated herein by reference to our Current Report on Form 8-K, dated March 11, 2003.

(4) Previously filed and incorporated herein by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the SEC on April 9, 2003.





-------------------------------------------------------------------------------
(b) During the three month period ending February 28, 2003, the Company filed the following Reports on Form 8-K

         (i) Report dated December 9, 2002 reporting the entry by the Company into letter agreements with each of Irrevocable Children's trust and Ohio Investors of Wisconsin, LLC adjusting the terms of conversion of certain indebtedness.

         (ii) Amendment to Form 8-K dated December 18, 2003 amending the Company's Report on Form 8-K dated August 30, 2002 relating to the acquisition of Titan EMS, Inc. by the Company and attaching financial statements as an exhibit.

         (iii) Report filed on February 19, 2003 pursuant to which the Company announced its entry into a letter of intent to acquire substantially all of the assets of Eastern Manufacturing Corporation and attaching a press release.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 21, 2003            By: /s/ James E. Patty
                                  -------------------------------------
                                  James E. Patty, President and Chief
                                  Executive Officer

Dated:  April 21, 2003            By:   /s/ David M. Marks
                                  -------------------------------------
                                  David M. Marks
                                  Chairman and Interim Chief
                                  Financial Officer

-------------------------------------------------------------------------------

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James E. Patty, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ventures-National, Incorporated;

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



April 21, 2003                    By: /s/ James E. Patty
                                  -------------------------------------
                                  James E. Patty, President
                                  and Chief Executive Officer

-------------------------------------------------------------------------------

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David M. Marks, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ventures-National, Incorporated;

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



April 21, 2003                    By: /s/ David M. Marks
                                  -------------------------------------
                                  David M. Marks, Chairman and Interim
                                  Chief Financial Officer