Form 10QSB
period 2003-05-31
VENTURES NATIONAL INC
filed 2003-07-18
CIK 770471

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended May 31, 2003

                                         OR

[ ] TRANSITION REPORT PURSUTAN TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period                        to
                     ---------------------    ---------------------

                        COMMISSION FILE NUMBER: 000-32847

                         VENTURES-NATIONAL INCORPORATED
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              UTAH                                               87-0433444
              ----                                               ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                          44358 OLD WARM SPRINGS BLVD.
                         FREMONT, CALIFORNIA 94538-6148
          (Address of Principal Executive Offices, Including Zip Code)

       REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE): (510) 824-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [x]

Number of shares of common stock, $0.001 par value, outstanding at July 1, 2003:
14,458,751

                         VENTURES-NATIONAL INCORPORATED
                       (DBA TITAN GENERAL HOLDINGS, INC.)
                                TABLE OF CONTENTS

                                                                           Page
PART I.   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements                                    3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
Item 3.  Controls and Procedures                                             15
                                                                             34
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                   35
Item 2.  Changes in Securities and Subsequent Events                         36
Item 6.  Exhibits and Reports on Form 8-K                                    36
Signatures                                                                   37
Certifications                                                               38

                         VENTURES-NATIONAL INCORPORATED
                       (DBA TITAN GENERAL HOLDINGS, INC.)

                                   FORM 10-QSB

                              FOR THE QUARTER ENDED

                                  MAY 31, 2003

                           FORWARD-LOOKING INFORMATION

Statements   in  this  report   concerning   the  future   revenues,   expenses,
profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of Ventures-National Incorporated are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service, dependence upon key personnel and the like. The Company's most recent filings with the Securities and Exchange Commission, including Form 10-KSB, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

                         VENTURES-NATIONAL INCORPORATED
                       (DBA TITAN GENERAL HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  MAY 31, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                        $    221,648
  Accounts receivable, net                                            1,932,378
  Inventory                                                             342,601
  Prepaid expenses and other current assets                              97,317
                                                                  -------------
    Total current assets                                              2,593,944
Equipment and improvements, net                                       3,064,846
Intangible assets, net                                                  113,790
Other assets                                                            177,577
                                                                  -------------
    Total assets                                                  $   5,950,157
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt                                $    193,335
  Current portion of capitalized lease obligations                      155,373
  Short term debt                                                       282,060
  Loans and notes payable, including $680,000
    to related parties                                                1,541,640
 Due to related parties                                                   9,660
  Accounts payable - trade                                            1,341,506
  Accrued liabilities                                                   628,633
                                                                  -------------
    Total current  liabilities                                        4,152,207
Long-term debt, net of current portion                                  437,436
Long-term capitalized lease obligations,  net of current portion        287,437
                                                                  -------------
Total liabilities                                                     4,877,080
Stockholders' equity:
  Common stock, $0.001 par value,
  950,000,000 shares authorized; 14,343,751 issued and
  outstanding                                                            14,344
  Additional paid-in capital                                          6,371,990
  Deferred compensation                                                 (37,500)
  Accumulated deficit                                                (5,275,757)
                                                                  -------------
    Total stockholders' equity                                        1,073,077
                                                                  -------------
     Total liabilities and stockholders' equity                    $  5,950,157
                                                                  -------------


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         VENTURES-NATIONAL INCORPORATED
                       (DBA TITAN GENERAL HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED                NINE MONTHS ENDED

                                        5/31/03        5/31/02            5/31/03       5/31/02
                                        -------        -------            -------       -------

Net sales                             $  3,270,645    $2,300,529       $  7,614,529    $6,382,026
Cost of sales                            2,937,298     1,954,434          7,036,976     5,497,372
                                     -------------    ----------       -------------   ----------
Gross profit                               333,347       346,095            577,553       884,654

Sales and marketing                        368,527       224,960            921,649       653,475
General and administrative                 593,153       200,649          1,195,197       750,772
Merger costs                               326,250             -          1,354,595             -
Non-recurring cost                         248,131             -            461,414        32,103
                                     -------------    ----------       -------------   ----------
Loss from operations                    (1,202,714)      (79,514)        (3,355,302)     (551,696)

Interest income/(expense), net            (185,050)      (73,951)          (299,155)     (229,766)
Other income/(expense), net                  1,808        14,994              87,251       17,334
                                     -------------    ----------       -------------   ----------
Loss before income taxes                (1,385,956)     (138,471)         (3,567,206)    (764,128)

Provision for income taxes                       -             -                   -            -
                                     -------------    ----------       -------------   ----------

Net loss                              $ (1,385,956)   $ (138,471)      $ (3,567,206)   $ (764,128)
                                      =============   ===========      =============   ===========


Net loss per share:
   Basic and Diluted                      $  (0.10)     $  (0.02)          $  (0.30)     $  (0.12)
                                          =========     =========          =========     =========

Weighted average number of
shares outstanding:
   Basic and Diluted                     14,187,708     6,600,000         11,707,797     6,600,000
                                         ----------     ---------         ----------     ---------





    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         VENTURES-NATIONAL INCORPORATED
                       (DBA TITAN GENERAL HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                 5/31/03           5/31/02
                                                                 -------           -------
Cash flows from operating activities:
  Net loss                                                    $(3,567,206)          $(764,128)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
Amortization of non-cash financing costs                           80,000                   -
Issuance of stock for consulting services                       1,000,693                   -
    Depreciation                                                  297,466             323,134
    Amortization                                                   11,642               4,336
    Changes in operating assets and liabilities:
      Accounts receivable                                        (694,628)            (56,101)
      Inventory                                                     1,711             142,474
      Prepaid expenses and other current assets                     7,775              54,436
      Other assets                                                (78,518)            (31,642)
      Accounts payable                                            755,833             406,150
      Accrued liabilities                                         152,529             (92,232)
                                                           ---------------       ------------
        Net cash used in operating activities                  (2,032,703)            (13,573)

Cash flows from investing activities:
  Acquisition, net of cash acquired                              (500,000)           (248,090)
  Investments in Coesen Inc.                                       (5,000)                  -
  Capital expenditures                                           (427,254)           (130,854)
                                                            -------------        ------------
        Net cash used in investing activities                    (932,254)           (378,944)

Cash flows from financing activities:
  Borrowings on short-term debt                                   282,060             367,370
  Borrowings from related parties                                 767,402             233,488
  Borrowings on long-term debt                                    400,000                   -
  Payments of long-term debt                                      (24,301)           (264,309)
  Payments of capital lease obligations                           (18,114)                  -
  Payments to related parties                                     (50,000)                  -
  Issuance of common stock, net of expenses                      1,752,851                  -
                                                           ---------------       ------------
        Net cash provided by financing activities               3,109,898             336,549

Net increase (decrease) in cash                                   144,941             (55,968)
Cash and cash equivalents at beginning of period                   76,707             252,003
                                                           ---------------       ------------
Cash and cash equivalents at end of period                 $      221,648        $    196,035
                                                           ==============        ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         VENTURES-NATIONAL INCORPORATED
                       (DBA TITAN GENERAL HOLDINGS, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                               5/31/03           5/31/02
                                                               -------           -------

Supplemental disclosures of cash flow information:
  Interest paid                                            $      219,155       $     229,766
                                                           ==============       =============
  Income tax paid                                          $            -       $           -
                                                           ==============       =============

Non-cash activities:
  Issuance of common stock for consulting
    fees                                                   $    1,000,693       $           -
                                                           ==============       =============
  Amortization of non-cash financing costs                 $       80,000       $           -
                                                           ==============       =============
  Issuance of common stock for debt
    conversion                                             $    2,144,146       $           -
                                                           ==============       =============








    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         VENTURES-NATIONAL INCORPORATED
                       (DBA TITAN GENERAL HOLDINGS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

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

         These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission on December 16, 2002. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

         AS OF MAY 31, 2003, TITAN HAD A WORKING CAPITAL DEFICIT OF $1,558,263 AND AN ACCUMULATED DEFICIT OF $5,275,757.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

       In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not engaged in either of these activities.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The Company's does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement with the definitions of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instrument including puttable shares, convertible bonds, and dual indexed financial instruments. This Statement is effective for financial instruments entered into modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

NOTE 2.  BUSINESS ACQUISITION

On February 27, 2002, the Company's wholly owned subsidiary, Titan PCB East, Inc. ("Titan East"), acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuit boards using the patented HVRFlex process ("EMC"). Pursuant to an agreement, dated February 27, 2003, between Titan East and Eastern Bank ("Eastern Bank"), the secured lender of EMC, Eastern Bank sold to Titan East, among other things, equipment, work-in-progress, inventory, technology, patent licenses, and customer lists, by means of a foreclosure sale in accordance with the laws of the Commonwealth of Massachusetts and with the consent of EMC. The Company intends to continue to use the purchased assets to manufacture rigid-flex printed circuit boards, as well as time sensitive, high tech, prototype, and pre-production printed circuit boards.

         Pursuant to the terms of the Agreement, the purchase price was $500,000. The purchase price was determined by negotiation between the Company and Eastern Bank.

         In a related but separate transaction, prior to the purchase of the EMC assets by Titan East, Titan East entered into an accounts receivable factoring agreement whereby Titan East purchased the current accounts receivable of $53,507 from EMC for $50,000.

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

         Effective March 5, 2003, the Company purchased ten (10) shares (the "Shares") of common stock, par value $0.01 per share, of Coesen Inc., a New
Hampshire corporation ("Coesen"), representing 33.3% of the issued and outstanding shares of Coesen common stock from Mr. Howard Doane pursuant to a Stock Purchase Agreement among the Company, Coesen and Mr. Doane (the "Stock Purchase Agreement"). In consideration for the Shares, the Company issued thirty thousand (30,000) shares of its common stock and paid $5,000 in cash, to Mr. Doane. In connection with the acquisition of the Shares, David M. Marks, Director of the Registrant, was elected to the Board of Directors of Coesen and Mr. Doane resigned as a director of Coesen. In addition, Mr. Doane and the two other stockholders of Coesen entered into a stockholders agreement with Coesen dated as of March 5, 2003 pursuant to which the stockholders agreed not to take actions not in the ordinary course of business including, without limitation, incurring of indebtedness outside the ordinary course, liquidating or dissolving Coesen, merging or consolidating Coesen with another entity, issuing or redeeming any equity, in each case without the prior written consent of the Company.

NOTE 3.  LOSS PER COMMON SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. The number of outstanding shares and weighted average shares reflect a stock split of 3,866.667 to 1 effected February 22, 2002. As of May 31, 2003, Titan had approximately 823,753 common stock equivalent shares.

         For the three and nine month periods ended May 31, 2002, the Company was not a publicly traded entity. Therefore, the basic and diluted loss per common share for the three and nine month periods ended May 31, 2002, calculated on the same basis as the three and nine month periods ended May 31, 2003, are presented pro-forma only.


NOTE 4.   INVENTORY

     Inventory consisted of the following:

                                                      5/31/03
                                                      -------
Raw materials and finished subassemblies              $247,760
Work in process                                         21,719
Finished goods                                          73,122
                                                      --------
Total                                                 $342,601
                                                      ========

NOTE 5.  PRIVATE PLACEMENT OFFERING AND COMMON STOCK TRANSACTIONS

         We raised $2,052,851 (net of related cost) from our private placement offering that closed on January 9, 2003 (the "Private Placement") and two additional private placements on February 3, 2003. In connection with these placements, the Company issued 3,059,234 shares of Common Stock at $0.75 per share. Of the total raised to date, we received $1,752,851 during the nine months ended May 31, 2003 and $300,000 during August 2002. A portion of the funds raised through May 31, 2003 has been used for operating activities.

         During the quarter ended February 28, 2003, the Company had two notes/loans payable to related parties, which were converted into a total of 2,458,861 shares of common stock at $0.75 per share. During the quarter ended November 30, 2002, the Company had two non-interest bearing loans payable totaling $300,000 ($150,000 each) which were converted into 400,000 shares of common stock at $0.75 per share. Such conversions are reflected in the unaudited condensed balance sheet at May 31, 2003.

NOTE 6.  LOANS AND NOTES PAYABLE

         On February 27, 2003, the Company entered into a promissory note agreement with several individual lenders. Under the terms of the agreement, the Company agreed to sell up to $640,000 principal amount of promissory notes to these individual lenders which notes have an interest rate of the lower of (i) 24% or (ii) maximum legal rate. Interest on these notes is payable quarterly, and unpaid principal and interest shall be payable on February 27, 2004. In connection with this financing, on February 27, 2003, the Company issued 320,000 shares of its common stock to the lenders as a financing cost with a value of $240,000, which was classified as discount of the notes. For the nine month ended May 31, 2003, the Company amortized $80,000 of the discount. As of May 31, 2003, the investors had purchased and the Company had issued promissory notes under this Agreement having an aggregate principal amount of $480,000 (net of unamortized discount of $160,000)

         On June 28, 2002, the Company entered into a loan and security agreement (the "Alco Agreement") with Alco Financial Services ("Alco"), an entity owned by an individual who subsequently became a member of its Board of Directors at the time, and paid a loan fee of $24,000 which is being amortized to interest expense at $2,000 per month. Under the terms of the Alco Agreement, the Company can borrow up to the sum of (1) 80% of the net face value of the Titan PCB West Inc.'s eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of eligible inventory. The Alco Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement matures on June 28, 2003 and is secured by all accounts receivable and inventory of the Titan PCB West, Inc. The Company is subject to certain restrictions and covenants under the Alco Agreement. During the three month period ended May 31, 2003, the Company amortized loan fees of $6,000 and paid interest of $40,140. During the nine months ended May 31, 2003, the Company amortized loan fees of $18,000 and paid interest of $119,226. During the quarter ended February 28, 2003, the owner of Alco resigned as a member of the Company's Board of Directors. The outstanding principal balance was $861,640 at May 31, 2003.

         At November 30, 2002, the Company owed approximately $353,000 of a non-interest bearing loan to a major shareholder. In December 2002, $103,000 of the obligation was converted into 137,333 shares of common stock at $0.75 per share. In addition, the Company made cash repayments of $50,000 during the quarter. $200,000 remained unpaid as of May 31, 2003.

         At November 30, 2002, the Company owed $1,741,146 to Ohio Investors of Wisconsin, LLC, an affiliate of the Company. In December 2002, the loan was converted into 2,321,528 shares of common stock at $0.75 per share.

         On May 9, 2003, the Company entered into a loan and security agreement (the "Equinox Agreement") with Equinox Business Credit Corp. ("Equinox"), and paid a loan fee of $19,000 which is being amortized to interest expense at $1,583 per month. Under the terms of the Equinox Agreement, the Company can borrow up to the sum of (1) 70% of the net face value of the Titan PCB East Inc.'s eligible accounts receivable, plus (2) $400,000 against the eligible property and equipment. The Equinox Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement matures on June 28, 2003 and is secured by all accounts receivable and inventory of the Titan PCB East, Inc. The Company is subject to certain restrictions and covenants under the Agreement. During the three-month and nine-month periods ended May 31, 2003, the Company amortized loan fees of $1,072 and paid interest of $5,332. The outstanding principal balance was $682,060 at May 31, 2003.


NOTE 7.  NON-RECURRING COST

         Non-recurring cost includes certain non-capitalized cost related to the relocation of its plants and corporate offices to its new facilities located in Fremont, California. Such costs primarily include moving and relocation cost, and cost for temporary labor to set up machinery and equipment to working conditions.


NOTE 8.  GOING CONCERN

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through May 31, 2003, the Company has not been able to generate sufficient revenue from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates revenue to grow as a result of additional products offered to its customers after the move to its new facility. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 9. LITIGATION
     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In September 2002, a former employee filed a complaint against the Company alleging wrongful termination. Management believed this claim is without merit and that the resolution of this claim would not have a material adverse effect on our financial condition or results of operations. In June 2003, based on the advice of the Company's legal counsel, the Company may be obligated to pay a total of $140,000 related to this case.

         We have accrued an amount of $140,000 (our expected maximum exposure) in the financial statements and expect no conclusion during this fiscal year.


NOTE 10.  OTHER EVENTS

         On April 10, 2003, our Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, we have registered for resale by certain existing security holders of the Company 3,802,281 shares of our common stock, including without limitation, all of the shares of common stock issued in the Private Placement. We have not registered any shares for issuance and sale directly by the Company under this Registration Statement. The selling stockholders who purchased shares of our common stock in the Private Placement are subject to certain volume limitations on their resale of their shares that have been registered under the Registration Statement.

NOTE 11. PROFORMA LOSS UNDER FASB 148

The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since the Company has granted all its stock options above the quoted market on the date measurement date, no compensation expense related to grants of stock options to employees has been recorded.

Had the Company chosen the fair value method of accounting for transactions involving stock option issuance to employees pursuant to SFAS No. 123, the Company would have recorded $0 and $0 in compensation costs for the nine months ended May 31, 2003 and 2002, respectively, as presented by the proforma loss statement, as follows:


                                                          May  31,

                                                --------------------------------

                                                     2003              2002
                                                   ----------      ---------


 Net loss:
     As reported                                 $ (3,567,206)   $ (764,128)
     Compensation recognized under APB 25                   -             -
     Compensation recognized under SFAS 123                 -             -
                                                   ----------      ---------


     Proforma net loss                           $ (3,567,206)   $  (764,128)
                                                 =============   ============

 Net loss per common share - basic and diluted:
     As reported                                 $      (0.30)   $     (0.12)
                                                 =============   ============
     Proforma                                    $      (0.30)   $     (0.12)
                                                 =============   ============

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

OVERVIEW

         CORPORATE BACKGROUND

         We are a manufacturer of time sensitive, high tech, prototype and pre-production PCBs. We provide time-critical, PCB manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our prototype PCBs serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, and networking and computer equipment. Our focus is on niche PCBs consisting of complex, high layer count, fine-lines and high-performance materials with capabilities to deliver in 24 hours, at premium pricing, as compared to standard 10 day lead time.

         We were organized under the laws of the State of Utah on March 1, 1985, with an initial authorized capital of $100,000, consisting of 100,000,000 shares of one mill ($0.001) par value common voting stock. We were formed for the primary purpose of seeking potential business enterprises which in the opinion of our management would prove profitable.

         Our wholly owned subsidiary Titan was incorporated on March 27, 2001. On August 30, 2002, Titan was acquired by us through the merger of Titan EMS Acquisition Corp. with and into Titan. In connection with the Merger, the stockholders of Titan received shares of our common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan was the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated, the historical financial statements of Titan became our historical financial statements after the Merger. See "Prospectus Summary - Recent Developments."

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

         We were inactive from 1990 until a court ordered annual meeting of the stockholders was duly called and held on March 9, 2000, at which a new Board of Directors was elected. At a special meeting of the newly constituted Board of Directors held April 20, 2000, the fiscal year was changed from February 28 in each year to June 30 in each year; and we once again became a developmental stage company, following our reinstatement as a corporation in good standing under the laws of the State of Utah.

         Effective February 22, 2002, we effected a reverse split of our outstanding common stock on a basis of one for 6,000, reducing our 590,221,925 then outstanding shares of common stock to 99,211 shares.

         On August 6, 2002, Titan acquired all of the non-real estate assets and assumed all of the non-term loan liabilities of SVPC in exchange for the issuance to SVPC of 800,000 shares of Titan common stock, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities dated August 6, 2002.

         Beginning in 2001, SVPC began acquiring cutting edge technology equipment, processes, customer lists and orders from competitors unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of CSI pursuant to a combined approved bankruptcy court sale. After these acquisitions, Titan acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc.

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

         On August 6, 2002, Titan acquired certain intangible assets contributed by Louis George, a former executive officer and director, in exchange for 50,000 shares of Titan common stock valued at $1.50 per share, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities dated August 6, 2002.

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

         Upon the effectiveness of the Merger, the former executive officers resigned from their respective positions with us and the executive officers of Titan were duly elected as their successors as follows: David M. Marks became our Chairman of the Board, and Louis J. George became our President, Chief Executive Officer and Acting Treasurer. Mr. George has since resigned and Mr. Robert E. Ciri will be our President and Chief Executive Officer as of July 31, 2003. Mr. Marks resigned as Chairman of the Board on May 13, 2003, and Mr. Ciri was appointed the new Chairman. Our directors immediately prior to the effectiveness of the Merger irrevocably resigned effective as of the close of business on September 15, 2002.

         Messrs. Jacobs and Weisberg resigned as directors, and Mr. George resigned as a director and from his position as our President and Chief Executive Officer, in each case effective January 10, 2003, at which time Mr. George was appointed Managing Director of Operations for California, a position from which he later resigned.

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

         Upon  the  effectiveness  of  the  Merger,  we  commenced  the  Private
Placement pursuant to which we sold 2,792,567 shares of common stock in the Private Placement for aggregate gross proceeds of $2,094,426. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations - Liquidity and Capital Resources."

         On February 27, 2003, through our wholly-owned subsidiary Titan PCB East, we acquired certain assets of Eastern Manufacturing Corporation, for approximately $500,000 in a foreclosure sale from Eastern Manufacturing
Corporation's secured lender Eastern Bank. The results from Eastern Manufacturing Corporation's operations will be reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition. For more information concerning the acquisition of assets from Eastern Manufacturing Corporation, see "Prospectus Summary - Recent Developments"

         Effective March 5, 2003, we purchased shares of common stock of Coesen representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of common stock and $5,000 in cash. In connection with the share purchase, David M. Marks, one of our Directors, was elected to the Board of Directors of Coesen and Mr. Doane resigned as a director of Coesen. In addition, Mr. Doane and the two other stockholders of Coesen entered into a stockholders agreement with Coesen dated as of March 5, 2003 pursuant to which they agreed not to take actions not in the ordinary course of business without our prior written consent.

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

         For the year and nine months ended August 31, 2002 and May 31, 2003, ten customers accounted for 41% and 35% of our revenue, respectively. As of May 31, 2003, we had a working capital deficit of $1,558,263 and an accumulated deficit of $5,257,757. We generated revenues of $8,321,292 for the year ended August 31, 2002 and incurred a net loss of $1,730,801. In addition, during the year ended August 31, 2002, net cash used in operating activities was $539,868.

         We are in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this prospectus do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are costs based on the integration of the acquired companies and assets that comprise our operations. Accordingly, we believe that, at our current stage of operations period-to-period comparisons of results of operations are not meaningful.

     PLAN OF OPERATIONS

     Our business strategy is:

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

          o to acquire and integrate strategic assets of companies producing time sensitive, high tech prototype and pre-production PCBs with other unique customers, technology or processes in order to accelerate entry into our target market; and

          o    to   acquire   manufacturing   facilities   that  have   military
               certification and achieve military certification for our current facilities.

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

          We have been in the process of moving our principal manufacturing facilities from Santa Clara, California to Fremont, California over the past financial quarter and we expect to complete our move by the end of the current fiscal quarter. The cost of the move is being financed from the proceeds of the previous private offering of our equity securities as well as funds from operations. Much of the cost will be recorded in the financial statements for the second and third fiscal quarters of 2003.

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

          Below we describe a number of basic accounting principles which we employ in determining our recognition of revenues and expenses, as well as a brief description of the effects that we believe that our anticipated growth will have on our revenues and expenses in the future.

Revenues

          We recognize revenues upon shipment to our customers. We record net revenues as our gross revenues less an allowance for returns. At May 31, 2003, we had approximately 360 customers. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on our historical results. Because our customers quickly test the PCBs we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At May 31, 2003, we provided an allowance against gross revenues for returns of $30,000. Actual return may differ materially from our estimates, and revisions to the allowances may be required from time to time.

          We expect the number and complexity of PCBs we sell to fluctuate with the changes in demand from our customers and, the prices we charge our customers to fluctuate as a result of intense competition in the PCB industry and the current economic situation and its impact on the high technology market. Until industry conditions improve and demand increases, we expect that decreased average pricing will continue to negatively affect our sales.

          We expect sales to grow as we develop our reputation in our target market and as a result of our move to our facility in Fremont, California. Management anticipates fluctuations in revenues as operations will be disrupted and in flux for a short period of time in connection with our move to Fremont. Additional acquisitions will also increase revenue as well as cause disruption as facilities, employees, and processes are integrated. We expect these fluctuations to be relatively short lived while expecting the revenue growth to be more permanent with the variable of market demand as a condition.

          Future demand and product pricing will depend on many factors including product mix, levels of advanced technology, capacity utilization, competitive pressure in the PCB industry, and economic conditions affecting the markets we serve and the electronics industry in general. The current uncertainty regarding the level and timing of an economic recovery in our product markets and volatility in our customer forecasts continue to make our forecasting less reliable than in prior periods. However, at this time we expect sales in the fourth quarter of fiscal 2003 to increase over those in each of the first three quarters of fiscal 2003.

         In each case our plan of operations anticipates that our internal growth, as well as acquisitions of competitors, shall materially contribute to our ability to increase our revenues as described above.

         Through the time of our acquisition of EMC, the Company's primary source of revenues were from rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCB's to the electronics industry at a competitive price. In the future, Titan expects to receive revenues from customers who need rigid-flex and flex bare-board manufacturing that provides time sensitive, high technology, and superior quality PCBs. In addition, after an initial inspection and certification period, Titan intends to expand its sales focus to the military market place, which includes those vendors supplying the U.S. military with products in our target market.

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

         Based upon our plan of operations, we anticipate that our cost of revenues will increase as our revenues increase, but that cost of revenues as a percentage of net revenues shall generally decrease as our revenues increase. We believe that the amount of the decrease of this percentage over the next several fiscal periods will be dependent in large part upon the source of the increase in revenues. For example, an increase in our penetration in the existing market for our goods and services will permit us to increase revenues at a low cost in part by causing us to utilize a greater portion of our existing manufacturing capacity, an expense which we already incur. On the other hand, an increase in our revenues attributable to our offering a greater portfolio of products and services may result in less of a decrease in such percentage as such activities may initially be less efficient than our existing operations.

         Included in cost of revenues is overhead which is relatively fixed. Materials and labor are semi-variable and are influenced by the complexity of orders as well as the quantity of orders. As our business is continually changing with regard to the type of product produced, we plan to implement broader use of production systems to control the overtime in production as well as the use of materials in production. We anticipate that these systems will assist in the pricing of its products with the objective to be more competitive and profitable in our target market.

         We intend to continue to expand and upgrade our production capability as well as our production systems and the financial systems interface in order to better manage material, labor and overhead costs.

Expenses

         Our operating expenses for the nine months ended May 31, 2003 are comprised of costs for sales and marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

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

         General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, network administration and systems/data processing, training, rent/leases and professional services. We expect these expenses to increase as a requirement of operating as a public company and we further expect these expenses to fluctuate as a percentage of revenues as we expand our business. We intend to slightly expand our customer and sales support operation in order to support the increased complexity and volume of our PCB business and our anticipated use of indirect sales. We do not expect a material increase in sales and marketing expense that is not consistent with an increase in sales. We anticipate our sales and marketing costs to fluctuate as a percentage of revenue due to the addition of sales personnel and various marketing activities planned throughout the year.

         For the nine months ended May 31, 2003, non-recurring costs primarily include the expenses related to the expense of developing new facilities.

         Interest expense, including finance charges, relates primarily to accounts receivable and inventory lines of credit with two lending institutions, Alco and Equinox. We expect interest expense to fluctuate as a percentage of revenues based on the timing of borrowings under our lines of credit.

RESULTS OF OPERATIONS

         The following table sets forth income statement data for the three and nine month periods ended May 31, 2003 and 2002 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this report.

                                          Three months ended                Nine months ended
                                     -----------------------------     ----------------------------

                                      5/31/03          5/31/02           5/31/03         5/31/02
                                     -------------    ------------     -------------    -----------

Revenue                                  100.0%           100.0%           100.0%           100.0%
Cost of revenue                           89.8             85.0             92.4             86.1
Gross profit                              10.2             15.0              7.6             13.9

Operating expenses:
  Sales and marketing                     11.3              9.8             12.1             10.2
  General and administrative              18.1              8.7             15.7             11.8
  Non-recurring costs                      7.6              -                6.1              0.5
  Merger costs                            10.0              -               17.7              -
  Total operating expenses                47.0             18.5             51.6             22.5

Operating (loss)                         (36.8)            (3.5)           (44.0)            (8.6)
Interest (expense)/income                 (5.7)            (3.2)            (3.9)            (3.6)
Other income/(expense)                     -                 .7              1.1              0.2
Net (loss)                               (42.5)            (6.0)           (46.8)           (12.0)


THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2002

Revenue

         Revenue increased by $970,116 or 42.2% from $2,300,529 in the three months ended May 31, 2002 to $3,270,645 in the three months ended May 31, 2003. This increase resulted primarily from the sales achieved in our latest acquisition of Eastern Manufacturing Corporation ("EMC"). The sales from this new division totaled $1,441,481. This was offset by a decrease of $471,367 or 20.5% in our West division. The revenues in our West division for the nine months ended May 31, 2002 were all attributable to rigid PCBs. As each customer and customer order is essentially unique and customized to their specifications, a unit sales number other than by category of rigid, flex, and rigid-flex is not relevant. Revenues for three months ended May 31, 2003 were generated under different management and resulted from sales of a combination of flex and rigid PCBs, but records indicating the ratio between the two are not available. The decrease in revenues for our West division in the three months ended May 31, 2003, as compared to the same period in the prior year, resulted from a decrease in unit shipments as well as a decrease in average pricing. The decrease in average pricing is a result of product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium revenue. While we see some stabilization in pricing as competitors are unable to effectively compete and are being forced to close, we expect this situation to continue for the near future.

Cost of Revenue

         Cost of revenue increased $982,864, or 50.3%, from $1,954,434 in the three months ended May 31, 2002 to $2,937,298 in the three months ended May 31, 2003. As a percentage of sales, these costs increased from 85.0% in the three months ended May 31, 2002 to 89.8% in the three months ended May 31, 2003. The increase in cost of revenue resulted from a greater number of PCBs sold and an increase in labor costs primarily due to inefficiencies incurred during the transition between the new facility in Freemont and the facility in Santa Clara and the reduction of prices for the PCBs. We expect the cost of revenue to fluctuate as a percentage of revenue as the costs we incur for our materials are affected by the volume of product we purchase to fulfill our customers' orders and by labor while we transition between facilities which is expected to be completed by the end of July 2003.

Gross Profit

         Gross profit decreased by $12,748 or 3.7%, from $346,095 in the three months ended May 31, 2002 to $333,347 in the three months ended May 31, 2003. The decrease in gross profit resulted primarily the gross profit associated with the newly acquired division of EMC of $303,192. There was a slight decrease in gross profit from our West division due to a greater volume of PCBs produced at decreased prices as well as the increased labor costs primarily due to inefficiencies incurred during the transition between the new facility in Freemont and the facility in Santa Clara. Our gross profit was 15.0% of revenue in the three months ended May 31, 2002 compared to 10.2% of revenue in the three months ended May 31, 2003. The impact of the increases in sales was also mitigated by various costs relating to materials, production personnel and overhead expenses not in place in the preceding comparable period. We expect our gross profit to fluctuate as a percentage of revenue based on the demand from our customers which affects our costs and volatility in prices we charge our customers due to intense competition in the PCB industry.

Operating Expenses

         Sales and marketing expenses increased by $143,567, or 63.8%, from $224,960 in the three months ended May 31, 2002 to $368,527 in the three months ended May 31, 2003. As a percentage of revenue, sales and marketing expense increased from 9.8% of revenue in the three months ended May 31, 2002 to 11.3% of revenue in the three months ended May 31, 2003. This increase was due to the addition of sales personnel in our West division as well as additional sales personnel acquired with the purchase of EMC.

         General and administrative expenses increased by $392,504 or 195.6%, from $200,649 in the three months ended May 31, 2002 to $593,153 in the three months ended May 31, 2003. This increase was primarily attributable to the addition of personnel in connection with our purchase of EMC ($252,025). In addition, during the nine months ended May 31, 2003, the Company recorded an accrual of $140,000 liability related to a pending lawsuit. The remainder of the general and administrative expenses remained relatively constant.

         Merger costs were $326,250 for the three months ended May 31, 2003 as compared to zero in the prior year's three month period. These costs were associated with professional fees related to the acquisition of EMC.

         Non-recurring costs were $248,131 for the three months ended May 31, 2003 as compared to zero in the prior year. Non-recurring costs include certain non-capitalized cost related to the relocation of its plants and corporate offices to its' new facilities located in Fremont, California, which are expected to be in service in third quarter calendar year 2003. Such costs primarily include moving and relocation cost and cost for temporary labor to set up machinery and equipment to working conditions. On July 6, 2002, we executed a sublease for a former facility of Tyco Electronics, Inc. located in Fremont, California. We have begun to occupy that facility during the second calendar quarter of 2003 and plan to move all of our current operations to that the Freemont facility and out of Santa Clara by the end of third calendar quarter of 2003. We have incurred non-capitalized costs of $422,726 during nine months ended May 31, 2003 to retrofit that facility to our specifications. We anticipate we will incur additional facility-related costs of approximately $350,000 for the foreseeable future.

Interest Expense

         Interest expense, including amortization of loan fees in the three months ended May 31, 2003, increased by $111,099, or 150.2%, from interest expense of $73,951 in the three months ended May 31, 2002 to $185,050 in the three months ended May 31, 2003. As a percentage of revenue, interest expense increased from 3.2% in the three months ended May 31, 2002 to 5.7% in the three months ended May 31, 2003. In the three months ended May 31, 2003, interest expense relates primarily to interest associated with our $640,000 promissory notes issued in connection with our EMC purchase ($40,533) as well as the amortization of the premium of $80,000 associated with our stock issuance in relation to these notes. Interest expense in the three months ended May 31, 2002 primarily related to a real estate loan of approximately $3,349,000, factoring of our accounts receivable and, to a lesser degree, interest expense from lease obligations. We anticipate the amount of interest expense to fluctuate as a percentage of revenue based on the timing and amounts borrowed under our line of credit and other credit facilities we may enter into from time to time.

Other Income/(Expense), net

         Miscellaneous income decreased by $13,186 or 87.9%, from $14,994 in the three months ended May 31, 2002 to $1,808 in the three months ended May 31, 2003. This decrease was primarily attributable to gain on inventory received from Tyco upon the sublease of our Fremont, CA facility during the three months ended May 31, 2002.

NINE MONTHS ENDED MAY 31, 2003 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2002

Revenue

         Revenue increased by $1,232,503 or 19.3% from $6,382,026 in the nine months ended May 31, 2002 to $7,614,529 in the nine months ended May 31, 2003. This increase resulted primarily from the sales achieved in our latest acquisition of EMC of $1,441,481. This was offset by decrease in average pricing as a result of product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium revenue. While we see some stabilization in pricing as competitors are unable to effectively compete and are being forced to close, we expect this situation to continue for the near future. As each customer and customer order is essentially unique and customized to their specifications, a unit sales number other than by category of rigid, flex, and rigid-flex is not relevant. Revenues for the nine months ended May 31, 2002 were generated under different management and resulted from sales of a combination of flex and rigid PCBs, but records indicating the ratio between the two are not available.

Cost of Revenue

         Cost of revenue increased $1,539,604, or 28.0%, from $5,497,372 in the nine months ended May 31, 2002 to $7,036,976 in the nine months ended May 31, 2003. The increase in cost of revenue resulted from a greater number of PCBs sold and an increase in labor costs primarily due to inefficiencies incurred during the transition between the new facility in Fremont and the facility in Santa Clara. As a percentage of revenue, cost of revenue increased from 86.1% of revenue in the nine months ended May 31, 2002 to 92.4% of revenue in the nine months ended May 31, 2003. Such increase was caused by the reduction of prices for the PCBs as well as the reasons described above. We expect the cost of revenue to fluctuate as a percentage of revenue as the costs we incur for our materials are affected by the volume of product we purchase to fulfill our customers' orders and by labor while we transition between facilities.

Gross Profit

         Gross profit decreased by $307,101 or 34.7%, from $884,654 in the nine months ended May 31, 2002 to $577,553 in the nine months ended May 31, 2003. The decrease in gross profit resulted primarily from a greater volume of PCBs produced at decreased prices as well as the increased labor costs primarily due to inefficiencies incurred during the transition between the new facility in Freemont and the facility in Santa Clara. Our gross profit was 13.9% of revenue in the nine months ended May 31, 2002 compared to 7.6% of revenue in the nine months ended May 31, 2003. The impact of the increases in sales was also mitigated by various costs relating to materials, production personnel and overhead expenses not in place in the preceding comparable period. We expect our gross profit to fluctuate as a percentage of revenue based on the demand from our customers which affects our costs and volatility in prices we charge our customers due to intense competition in the PCB industry.

Operating Expenses

         Sales and marketing expenses increased by $268,174, or 41.0%, from $653,475 in the nine months ended May 31, 2002 to $921,649 in the nine months ended May 31, 2003.

As a percentage of revenue, sales and marketing expense increased from 10.2% of revenue in the nine months ended May 31, 2002 to 12.1% of revenue in the nine months ended May 31, 2003. This increase was due to the addition of sales personnel in the nine months ended May 31, 2003 as well as the additional sales personnel upon the acquisition of EMC.

         General and administrative expenses increased $444,425 or 59.2% of sales from $750,772 in the nine months ended May 31, 2002 to $1,195,197 in the nine months ended May 31, 2003. The largest increase ($209,443) was due to a company imposed penalty associated with the timing of the initial registration of Shares. The other increases were associated with the increase in personnel due to the acquisition of EMC offset by reduction of personnel in the West and fewer fees incurred when the former company was in the process of its bankruptcy. In addition, during the nine months ended May 31, 2003, the Company recorded an accrual of $140,000 liability related to a pending lawsuit.


         During the nine months ended February 28, 2003, the Company incurred merger costs of $1,354,595 or 17.7% of sales as compared to zero in the nine months ended May 31, 2003. These merger costs included the cost of merger-related consulting services paid through issuance of Company stock and professional fees for the merged related filings with the Securities and Exchange Commission (the "SEC"). As part of our business strategy we will continue to seek additional acquisitions. Therefore, we anticipate incurring merger-related costs in the future.

         Non-recurring costs increased by $429,311, or 1337.3%, from $32,103 in the nine months ended May 31, 2002 to $461,414 in the nine months ended May 31, 2003. As a percentage of revenue, non-recurring costs increased from 0.5% in the nine months ended May 31, 2002 to 6.1% in the nine months ended May 31, 2003. Non-recurring costs include certain non-capitalized cost related to the relocation of its plants and corporate offices to its' new facilities located in Fremont, California, which are expected to be in service in third quarter calendar year 2003. Such costs primarily include moving and relocation cost and cost for temporary labor to set up machinery and equipment to working conditions. On July 6, 2002, we executed a sublease for a former facility of Tyco Electronics, Inc. located in Fremont, California. We have begun to occupy that facility during the second calendar quarter of 2003 and plan to move all of our current operations to that the Fremont facility and out of Santa Clara by the end third calendar quarter of 2003. We have incurred non-capitalized costs of $786,332 during the nine months ended May 31, 2003 to retrofit that facility to our specifications. We anticipate we will incur additional facility-related costs of approximately $350,000 for the foreseeable future.

         Interest expense, including amortization of loan fees in the nine months ended May 31, 2003, increased by $69,389, or 30.2%, from interest expense of $229,766 in the nine months ended May 31, 2002 to $299,155 in the nine months ended May 31, 2003. As a percentage of revenue, interest expense increased from 3.6% in the nine months ended May 31, 2002 to 3.9% in the nine months ended May 31, 2003. In the nine months ended May 31, 2003, interest expense relates primarily to interest expense associated with our 24% $640,000 private placement promissory notes which carried $240,000 stock value issuance and is being amortized over the one-year life ($80,000 expensed during the nine months ended May 31, 2003). These notes were primarily issued to facilitate our purchase of EMC in February 2003. We anticipate retiring these 24% promissory notes during the fourth quarter. Interest expense in the nine months ended May 31, 2002 primarily related to a real estate loan of approximately $3,349,000, factoring of our accounts receivable and, to a lesser degree, interest expense from lease obligations and a $100,000 renewal fee on our term loan. We anticipate interest expense, thereafter, to fluctuate as a percentage of revenue based on the timing and amounts borrowed under our line of credit and other credit facilities we may enter into from time to time.

         Miscellaneous (expenses) income increased by $69,917 or 403.4%, from $17,334 in the nine months ended May 31, 2002 to $87,251 in the nine months ended May 31, 2003. This increase was primarily attributable to gain on the settlement of payables for professional fees with warrants issued.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity have been cash provided by operations, borrowings under our various debt agreements and private placement offerings of securities. Our principal uses of cash have been for operations, to meet debt service requirements, finance capital expenditures and for acquisition activities. We anticipate these uses will continue to be our principal uses of cash in the future.

         We will require additional financing in order to implement our business plan. We currently anticipate capital expenditures of at least $1.3 million during the next 12 months in order to complete our transition into our Fremont and Amesbury facilities. If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. Particularly in light of our limited operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our common stock may experience substantial dilution. In addition, as our results may be negatively impacted and thus delayed as a result of political and economic factors beyond our control, including the potential war in the Middle East and its impact on the high technology market and the economy in general, our capital requirements may increase.

         The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; the loss of any of our major customers; a continued downturn in the economy in general or in the technology sector; a further decrease in demand for electronic products or continued weak demand for these products; our ability to attract new customers; our ability to reduce costs, including those associated with our restructuring plan; an increase in competition in the market for electronic interconnect solutions; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

         Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

         In the nine months ended May 31, 2002, net cash used by operations was $13,573 while in the nine months ended May 31, 2003 cash used in operating activities was $2,032,703, an increase of 2,019,130 This increase was primarily the result of an increase in net losses of $2,803,078.

         In the nine months ended May 31, 2003, we utilized $427,254 for the purchase of fixed assets compared to $130,854 used for the purchase of fixed assets in the nine months ended May 31, 2002, an increase of $296,400, or 226.5%. We have been acquiring equipment to outfit our new facility in Fremont, California and expect to expend additional funds to obtain other necessary equipment. We expect to incur additional capitalized costs of $350,000 upon completion. In the nine months ended May 31, 2003, we purchased substantially all of the assets of EMC for $500,000. In a separate transaction, we purchased $50,000 accounts receivable of EMC in February 2003.

         As of May 31, 2003, we raised a total of $2,052,851 from our Private Placement which we received $764,552 in the quarter ended November 30, 2002 and $1,288,299 in the quarter ended February 28, 2003. We received $300,000 in August 2002 as advances from two investors which were converted into 400,000 shares of the Company stock during the first quarter 2003. We completed the Private Placement in January 2003. A portion of the funds received from the Private Placement have been used for operating activities.

         During the nine months ended May 31, 2003, we increased our borrowings under our credit agreement with Alco Financial Services ("Alco"), an entity owned by a former member of our Board of Directors, by $127,956. Under the terms of the agreement, we can borrow up to the sum of (1) 80% of the net face amount of Titan's eligible accounts receivable, plus (2) the lesser of (i) $100,000 or
(ii) 50% of the eligible inventory. We had no borrowings from Alco during nine months ended May 31, 2002. Also during the nine months ended May 31, 2003, we repaid obligations from notes, loans and capital lease obligations totaling $42,415. During the second quarter 2003, our subsidiary Titan PCB East, Inc. entered into a promissory note agreement with several individual lenders for $640,000. We received financing of $682,060 through short-term and long-term debt. In the nine months ended May 31, 2002, we received note and loan proceeds of $367,370 and repaid $264,309 of those obligations, and we also received $200,000 loan from a related party to finance our day-to-day operations. We received financing of $682,060 through short-term and long-term debt during the nine months ended May 31, 2003. During the nine months ended May 31, 2003, as a result of the Merger, $2,144,146 in loans and notes were converted to equity.

         Under the terms of our agreement with Alco, we can borrow up to the sum of (1) 80% of the net face amount of our eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of the eligible inventory. Borrowings under the loan agreement incur interest charges at a rate equal to the greater of (a) 3.5% over the prime rate or (b) interest rate at the date of the loan agreement (June 28, 2002), and matures on June 28, 2003. This loan is subject to a loan fee of $24,000 for one year and a minimum monthly interest charge of $7,500, and it is secured by the accounts receivable and inventory of Titan. As of May 31, 2003, the balance of the loan was $861,640. Under our agreement with Alco, after an event of default under the credit facility we may not (a) grant any extension of time for payment of any accounts, (b) settle any accounts for less than the full amount of the account (c) release any account debtor; or (d) grant any credits with respect to any account. we are subject to certain restrictions and covenants.

         Upon the effectiveness of the Merger, we commenced the Private Placement, initially of units (each a "Unit"), each Unit being comprised of one share of our common stock and a 5 year warrant to purchase one share of our common stock at an exercise price of $1.50 per share. Effective October 28, 2002, we amended the offering structure to provide for, among other things, the offering of shares of common stock (without common stock purchase warrants) at $0.75 per share, reduced from its previous offering price of $1.50 per Unit (the "Repricing"). Each investor in the Private Placement who had purchased Units prior to October 28, 2002 was provided an opportunity to rescind its purchase and receive a refund of their purchase prices when the terms of the offering were amended. None of the investors availed themselves of the refund offer. Instead, those investors agreed to surrender their rights to Units and to apply their respective investment amounts toward the purchase of shares of common stock at $0.75 per share. As of January 9, 2003, we had sold 2,792,567 shares of common stock in the Private Placement for aggregate gross proceeds of $2,094,426. We intend to use the proceeds of the Private Placement, after deducting fees and expenses related to the Private Placement, for general working capital needs and the build-out of new facilities. Fees and expenses related to the Private Placement included $113,905 paid to R. F. Lafferty and Co., Inc., and $30,000 paid to Berry-Shino Securities in consideration of their assistance with the Private Placement. These costs were paid out of the proceeds received from the Private Placement.

         On February 27, 2003, through our subsidiary, Titan PCB East, we acquired substantially all of the assets of Eastern Manufacturing Corporation, for approximately $500,000 in a foreclosure from Eastern Manufacturing Corporation's secured lender, Eastern Bank. The acquired assets included equipment, work-in-progress, inventory, technology, technology and patent licenses and customer lists. In connection with this acquisition, we were assigned Eastern Manufacturing Corporation's rights under a license agreement with Coesen, to manufacture PCBs using the HVRFlex Process. We also entered into a lease for the facility in Amesbury, Massachusetts, previously leased by Eastern Manufacturing Corporation. We financed the acquisition of Eastern Manufacturing Corporation's assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement. The promissory notes have an aggregate face amount of $640,000, bear interest at the rate of 24% per annum, payable quarterly, and have an expiration date of February 27, 2004. The promissory notes are secured by substantially all of the assets of Titan PCB East. We expect to repay the promissory notes with the proceeds from the issuance of other short-term promissory notes with more favorable terms. In connection with the issuance of the promissory notes, the investors were issued an aggregate of 320,000 shares of common stock, pro rata according to their respective investment amounts.

         On May 9, 2003, our subsidiary Titan PCB East, Inc. entered into a loan and security agreement with Equinox Business Credit Corp. Under the terms of the agreement Titan PCB East Inc. can borrow up to for a credit line of up to $1,200,000 at an interest rate of 8.50% or the sum of the Prime Rate plus 3.5%. As of May 31, 2003 Titan PCB East, Inc. had borrowed $682,060 under this agreement.

         We expect to significantly increase our manufacturing capacity in the fourth quarter 2003 as a result of our move to our leased facility in Fremont, California, our acquisition of assets from EMC and our entry into a new lease for the manufacturing facility in Amesbury, Massachusetts that was formerly leased by EMC. In connection with this capacity increase, we anticipate improved process utilization once all systems are in place and operating within expected range at these two facilities. The cost for our capacity expansion program from the re-location to Fremont, California and the acquisition of Eastern Manufacturing Corporation's assets is expected to be approximately $1.3 million, the majority of which has already been incurred. We expect to fund our expansion projects with a combination of current cash resources, internally generated funds and external financing. Once completed, we expect these expansion projects to increase production capacity by over 100% and we anticipate that at such time our manufacturing facilities will support production of rigid, flex and rigid-flex PCBs.

         Our planned capacity expansions involve risks. We may encounter construction delays, equipment delays, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers' delivery schedules. We expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expenses and lease expenses. The current unfavorable economic conditions affecting major customers or the electronics industry in general may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner. If our revenues do not increase sufficiently to offset increased expenses, our operating results may be adversely affected.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high quality, short-term securities. We do not believe that changes in interest rates will have a material effect on our liquidity, financial condition or results of operations.

         We do not have interest rate risk in our long-term debt and do not enter into interest rate swap agreements. A change in interest rates would not affect interest expense on the $640,000 principal amount, 24% per month short-term promissory note issued to help finance the acquisition of the Eastern Manufacturing Corporation assets because that instrument bears a fixed rate of interest.

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

RECENTLY ISSUED ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES

       In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not engaged in either of these activities.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement with the definitions of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instrument including puttable shares, convertible bonds, and dual indexed financial instruments. This Statement is effective for financial instruments entered into modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

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

Critical Accounting Policies The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts, which affects the general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 9 to the Company's Condensed Consolidated Financial Statements (above).

ITEM 2. CHANGES IN SECURITIES AND SUBSEQUENT EVENTS

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

          On March 15, we issued 150,000 shares of common stock to Mr. Frank Crivello, in exchange for consulting services. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

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

          On March 15, 2003, we issued 150,000 shares of common stock to Mr. Andrew Glashow, in exchange for consulting services. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

          On April 22, 2003, we issued 15,000 shares of common stock to Mr. Lawrence McFall, in exchange for consulting services. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

          On May 19, 2003, we issued 25,000 shares of common stock to Mr. Fred Covino and Joe Thoman (a total of 50,000 shares), in relation to employment agreements with these two employees. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

              99.1 Chief Executive Officer Certification
              99.2 Chief Financial Officer Certification

              (b) Reports on Form 8-K

              On March 3, 2003, the Company filed a current report on Form 8-K announcing that on February 19, 2003 the Company signed a letter of intent to purchase substantially all the assets of Eastern Manufacturing Corporation

              On March 10, 2003, the Company filed a current report on Form 8-K announcing that on February 27, 2003 the Company completed the previously announced purchase of substantially all the assets of Eastern Manufacturing Corporation

              On March 11, 2003, the Company filed a current report on Form 8-K announcing the replacement of two of the Board of Directors and the appointment of an Executive Vice President

              On March 11, 2003, the Company filed a current report on form 8-K announcing the purchase of a 33.3% share in Coesen

              On April 15, 2003, the Company filed a current report on form 8-K/A announcing that the acquisition of Eastern Manufacturing Corporation did not require financial statements be presented

              On May 3, 2003, the Company filed a current report on Form 8-K announcing effective April 30, 2003, the resignation of certain officers as well as the appointment of a new Chief Executive Officer

              On May 15, 2003, the company filed a current report on Form 8-K announcing effective May 13, 2003, the resignation of the current Chairman of the Board and the appointment of a new Chairman of the Board as well as the addition of a new Board member.

              On May 15, 2003, the Company filed a current report on Form 8-K announcing that its subsidiary, Titan PCB East, Inc. secured financing from Equinox Business Credit Corp.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VENTURES-NATIONAL INCORPORATED
                                      (Registrant)

Dated: July 16, 2003                  /s/ James E. Patty
       -------------                  -----------------------------------------
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)

                                      /s/ Daniel Guimond
                                      -----------------------------------------
                                      (Acting Chief Financial Officer)