Form 10KSB
period 2003-08-31
VENTURES NATIONAL INC
filed 2003-12-10
CIK 770471

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                   FORM 10-KSB
                                  -------------



(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended August 31, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                                ---------    ------------

                        Commission File Number 000-32847

                                  -------------
                         VENTURES-NATIONAL INCORPORATED
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
                                  -------------

             UTAH                                              87-0433444
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                        44358 OLD WARM SPRINGS BOULEVARD
                            FREMONT, CALIFORNIA 94538
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 824-1240

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE
                                 -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X        No
      -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 17, 2003 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $4,311,973, based upon the closing sales price on the Nasdaq Stock Market for that date.

As of November 17, 2003, the number of issued and outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 15,724,687.

Transitional small business disclosure format (check one) Yes [ ]  No [X]

================================================================================

                         VENTURES-NATIONAL INCORPORATED
                      (D/B/A TITAN GENERAL HOLDINGS, INC.)
                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

                                TABLE OF CONTENTS

PART I                                                                                                        PAGE
                                                                                                              ----
     Item 1.      Business...................................................................................    1
     Item 2.      Properties.................................................................................   18
     Item 3.      Legal Proceedings..........................................................................   19
     Item 4.      Submission of Matters to a Vote of Security Holders........................................   19
PART II
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................   19
     Item 6.      Management's Discussion and Analysis of Financial Condition and Results Of Operations......   20
     Item 7.      Financial Statements and Supplementary Data................................................   34
     Item 8.      Changes in and Disagreements with Accountants on Auditing and Financial Disclosure.........   57
     Item 8A.     Controls and Procedures ...................................................................   57
PART III
     Item 9.      Directors and Executive Officers of the Registrant.........................................   57
     Item 10.     Executive Compensation.....................................................................   59
     Item 11.     Security Ownership of Certain Beneficial Owners and Management.............................   63
     Item 12.     Certain Relationships and Related Transactions.............................................   65

     Item 13.     Exhibits and Reports on Form 8-K ..........................................................   67

     Signatures   ...........................................................................................   68

                                     PART I

ITEM 1. BUSINESS

            Unless otherwise described therein, or unless the context otherwise requires, references to "the Company", "Titan", "it", "we", "our" or "its", refer to the Company, together with its subsidiaries and affiliates, and their respective predecessors.

GENERAL

            We are a fabrication service provider of time sensitive, high tech, prototype and pre-production printed circuit boards ("PCBs") through our wholly-owned subsidiaries Titan PCB West, Inc. ("Titan PCB West") (formerly Titan EMS, Inc.), which we acquired through a merger (the "Merger") on August 30, 2002, and Titan PCB East, Inc. ("Titan PCB East"), the assets of which we acquired from Eastern Manufacturing Corporation's secured creditor on February 28, 2003. We provide time-critical PCB manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. Our prototype PCBs serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Our time sensitive and high quality manufacturing services enable our customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Our focus is on high quality niche Rigid and HVR Flex(TM) (rigid flex) PCBs consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a value-added price.

            We were incorporated in Utah in 1985 for the purpose of seeking potential business enterprises. In 1987, we acquired the business operations of Woroner Technology and engaged in the manufacturing and sale of products in military and consumer markets until 1990, when these operations were discontinued. After 1990, we were largely inactive until August 30, 2002 when we acquired the business operations of Titan PCB West through the issuance of 6,880,490 shares of common stock which at the time represented approximately 81% of our outstanding common stock.

            Beginning in 2001, SVPC Partners LLC, a Delaware limited liability company that commenced its operations in July 2001 ("SVPC"), began acquiring cutting edge technology equipment, processes, customer lists and orders from competitors unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of Circuit Systems, Inc. ("CSI") pursuant to a combined approved bankruptcy court sale. After these acquisitions, SVPC acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc. On August 6, 2002, Titan PCB West acquired all of the non-real estate assets and assumed all of the non-term loan liabilities of SVPC in exchange for the issuance to SVPC of 800,000 shares of Titan PCB West common stock, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities dated August 6, 2002.

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

            On June 28, 2002, we entered into a letter of intent with Titan PCB West , a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards.

            Effective August 30, 2002 (the "Effective Time"), through our wholly-owned subsidiary Titan EMS Acquisition Corp., a Delaware corporation ("AcquisitionCo"), we acquired all of the capital stock of Titan PCB West through an exchange of our Common Stock pursuant to an Agreement and Plan of Merger (the "Merger"). In connection with the Merger, our fiscal year was also changed from June 30 to August 31.

            We transmitted the information required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended, to our holders of record on September 5, 2002.

            Since the recommencement of our developmental stage in March 2000, and until completion of our acquisition of Titan PCB West in August 2002, we did not engage in any material business operations other than seeking potential acquisition or merger candidates, and as of August 30, 2002, we had no assets and had liabilities of $9,660.

            In connection with the Merger, AcquisitionCo merged with and into Titan PCB West through the exchange of 6,880,490 shares of our Common Stock for all of Titan PCB West's outstanding shares of common stock.

            Upon the effectiveness of the Merger, the former executive officers resigned from their respective positions with us and the executive officers of Titan were duly elected as their successors as follows: David M. Marks, Chairman of the Board, and Louis J. George - President, Chief Executive Officer and Acting Treasurer. Our directors immediately prior to the Effective Time irrevocably resigned effective as of the close of business on September 15, 2002 and the following directors of Titan PCB West at the Effective Time were elected as our directors commencing at the close of business on September 15, 2002, each to serve until their respective successors shall have been elected and qualified: Mr. Marks, Mr. George, Gregory B. Jacobs, and Robert I. Weisberg.

            On August 26, 2002, Forest Home Investors I, LLC ("Forest Home") and Phoenix Business Trust ("Phoenix Trust"), lenders of Titan PCB West, converted indebtedness owed by Titan PCB West into shares of Titan PCB West common stock at the conversion price of $1.50 per share, which resulted in the issuance of 6,667 shares and 123,823 shares to Forest Home and Phoenix Trust, respectively.

            Immediately after the effective date of the agreement, each of Ohio Investors of Wisconsin LLC ("Ohio Investors") and Irrevocable Children's Trust ("ICT") converted certain outstanding indebtedness of Titan PCB West into shares of our Common Stock at a conversion price of $1.50 per share, resulting in the issuance of 1,160,764 shares of Common Stock to Ohio Investors and 68,667 shares of Common Stock to ICT. The conversion price at which Ohio Investors and ICT agreed to convert our indebtedness into shares of Common Stock was initially determined by reference to our then contemplated offering price of Units (as defined below) to be issued in a private placement. On October 28, 2002, we revised the offering price to $0.75 per share of Common Stock. Accordingly, on December 9, 2002, we entered into a letter agreement with each of ICT and Ohio Investors to provide for the issuance of 1,160,764 additional shares to Ohio Investors and 68,667 additional shares of Common Stock to ICT, to reflect a corresponding adjustment of the conversion price to $0.75 from $1.50. The Shares related to the conversion of these debts were issued subsequent to August 31, 2002 include the corresponding effect of the translation.

            Upon the effectiveness of the Merger, we commenced a private placement (the "Private Placement") offering of units (each, a "Unit"), each Unit being comprised of one share of Common Stock and a 5-year warrant to purchase one share of Common Stock at an exercise price of $1.50 per share. Effective October 28, 2002, we amended the offering structure to provide for, inter alia, the offering of shares of Common Stock (without Common Stock purchase warrants) at $0.75 per share, reduced from the previous offering price of $1.50 per Unit (the "Repricing"). Each investor in the private placement who had purchased Units prior to October 28, 2002 agreed to surrender their rights to Units and to apply their respective investment amounts toward the purchase of shares of Common Stock at $0.75 per share. During the year 2003, we sold 3,059,233 shares of Common Stock in the Private Placement for aggregate gross proceeds of $2,294,425. During the year, the Company also issued 428,288 shares as a self imposed penalty for the untimely filing of our registration statement.

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

            On August 12, 2002, Titan acquired all of the non-real estate assets and assumed all of the non-term loan liabilities of SVPC in exchange for the issuance to SVPC of 800,000 shares of Titan PCB West common stock, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities.

            In connection with the contribution, certain consents had not been received as of the closing date. Titan PCB West and SVPC have agreed that if such agreements are not received or they are such that the value of the contribution is detrimentally affected, SVPC will return shares in an amount equal to the resulting damages based on a value of $1.50 per share. We expect to be able to obtain all requisite consents.

            On August 12, 2002, Titan PCB West acquired certain intangible assets contributed by Louis George, our President and Chief Executive Officer, in exchange for 50,000 shares of Titan common stock valued at $1.50 per share, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities.

            On February 27, 2003,  through our  subsidiary,  Titan PCB East,  we acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuits using a patented manufacturing process (the "HVR Flex(TM) Process"), for approximately $500,000 in a foreclosure sale from Eastern Manufacturing
Corporation's secured lender Eastern Bank. The acquired assets included equipment, work-in-progress, inventory, technology, technology and patent licenses and customer lists. In connection with this acquisition, we were assigned Eastern Manufacturing Corporation's rights under a license agreement with Coesen Inc. Inc., a New Hampshire corporation ("Coesen Inc."), to manufacture PCBs using the HVR Flex(TM) Process and Titan PCB East was granted an option to purchase certain real estate assets. We also entered into a lease for the facility in Amesbury, Massachusetts previously leased by Eastern Manufacturing Corporation. We financed the acquisition of Eastern Manufacturing Corporation's assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement. The promissory notes have an aggregate face amount equal to $640,000, bear interest at the rate of 24% per annum, payable quarterly, and have an expiration date of February 27, 2004. The promissory notes are secured by the equipment assets of Titan PCB West and against an option to purchase certain real estate held by Titan PCB East. We expect to repay the promissory notes with the proceeds from the issuance of other short-term promissory notes with more favorable terms, additional equity, or from the ability to enter into a sale-leaseback transaction on the real estate optioned by Titan PCB East. In connection with the issuance of the promissory notes, the investors were issued an aggregate of 320,000 shares of common stock, pro rata according to their respective investment amounts.

            Effective March 5, 2003, we purchased shares of common stock of Coesen Inc. representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of common stock and $5,000 in cash. In connection with the share purchase, David M. Marks, one of our Directors, was elected to the Board of Directors of Coesen Inc. and Mr. Doane resigned as a director of Coesen Inc.. In addition, Mr. Doane and the two other stockholders of Coesen Inc. entered into a stockholders agreement with Coesen Inc. dated as of March 5, 2003 pursuant to which they agreed not to take actions not in the ordinary course of business without our prior written consent.

            In consideration for the license rights to the proprietary technology of Coesen Inc., we have agreed to pay Coesen Inc. a royalty in the amount of 2.0% of revenues derived from our sale of products using this technology, payable on a quarterly basis, subject to Coesen Inc. forgiving the royalty payment should certain directors of Coesen Inc. be under employment contracts with us.

            Our corporate offices and operations are located at 44358 Old Warm Springs Boulevard, Fremont, California 94538. Our telephone number is (510) 824-1200. We have two active wholly-owned subsidiaries, Titan PCB West and Titan PCB East, each of which maintains business offices at our principal business office in Fremont, California.

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

            To manufacture printed circuit boards, we generally receive circuit designs directly from our customers in the form of computer data files, which are reviewed to ensure data accuracy, product manufacturability and design evaluation. Processing these computer files with computer aided design technology, we generate images of the circuit patterns on individual layers using advanced photographic processes. Through a variety of plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuits called traces, which are separated by insulating material. A finished multilayer circuit board laminates together to form a number of circuitry layers, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely tight tolerances with high accuracy. We specialize in high layer prototype printed circuit boards with extremely fine geometries and tolerances, and uses automated optical inspection systems to ensure consistent quality. We also intend to use clean rooms for production purposes in the Fremont, California manufacturing facility, which will minimize particles that create manufacturing defects.

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

            Our top ten customers accounted for 30% and 41% of our sales for the years ended August 31, 2003 and August 31, 2002, respectively.

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

            We market our services through direct and independent sales representatives, supervised by our Vice-President of Sales. We believe there are significant opportunities for us to increase our market penetration throughout the United States through further expansion of our direct and independent sales representatives.

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

EMPLOYEES

         As of August 31, 2003, the Company had 106 employees. These employees include 84 in manufacturing and engineering, 15 in sales and marketing and 7 in administration. No employees are currently covered under collective bargaining arrangements.

FORWARD LOOKING INFORMATION/RISK FACTORS

    STATEMENTS IN THIS REPORT CONCERNING THE FUTURE REVENUES, EXPENSES, PROFITABILITY, FINANCIAL RESOURCES, PRODUCT MIX, MARKET DEMAND, PRODUCT DEVELOPMENT AND OTHER STATEMENTS IN THIS REPORT CONCERNING THE FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION AND BUSINESS OF VENTURES- NATIONAL INCORPORATED ARE "FORWARD-LOOKING" STATEMENTS AS DEFINED IN THE SECURITIES ACT OF 1933 AND SECURITIES EXCHANGE ACT OF 1934. INVESTORS ARE CAUTIONED THAT THE COMPANY'S ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN THE COMPANY'S OPERATIONS AND BUSINESS ENVIRONMENT, INCLUDING:

WE HAVE LIMITED OPERATING HISTORY. We were incorporated in 1985 had no material operations between 1990 and early 2000. We recommenced our development stage in early 2000, and had no material operations from such time until the Merger. Titan PCB West's predecessor, SVPC, commenced its operations in July 2001. Accordingly, we have a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the printed circuit board industry. Such risks include the following:

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

WE DO NOT HAVE A HISTORY OF  PROFITABILITY  AND,  CONSEQUENTLY,  CANNOT  PREDICT
WHETHER WE WILL EVER REACH PROFITABILITY. Since recommencing our development stage activities, and Titan PCB West, since inception, have not generated profits. Moreover, we will need to increase significantly our operating expenses to implement our business plan. As a result of the foregoing factors, we could incur significant losses on a quarterly and annual basis for the foreseeable future. Our ability to generate revenues and profits in the long term will depend primarily upon the successful implementation of our business plan. No assurance can be given that we will be successful in implementing our business plan or that we will generate sufficient revenues to achieve profitability.

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

WE ARE DEPENDENT UPON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR NET SALES, AND A DECLINE IN SALES TO MAJOR CUSTOMERS COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. A relatively small number of customers is responsible for a significant portion of our net sales. For the years ended August 31, 2003 and August 31, 2002, ten customers accounted for 30% and 41%, respectively, of our sales. Our principal customers may not continue to purchase products from us at past levels and we expect a significant portion of our net sales will continue to be generated by a small number of customers. Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, our business, prospects, financial condition and results of operations will be materially and adversely affected.

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

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND THE RESTRICTIONS IMPOSED BY THE TERMS OF DEBT INSTRUMENTS MAY SEVERELY LIMIT OUR ABILITY TO PLAN FOR OR RESPOND TO CHANGES IN OUR BUSINESS. As of August 31, 2003, the total amount outstanding under our credit facilities ($2.4 million maximum available credit lines) was $1,756,612, and we had $643,388 available under our existing credit facilities for future borrowings subject to covenant compliance.

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

IF WE EXPERIENCE EXCESS CAPACITY DUE TO VARIABILITY IN CUSTOMER DEMAND, OUR GROSS MARGINS MAY FALL. We generally schedule our quick-turn production facility at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not made, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers' demands for quick-turn services exceeds our capacity during that period.

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

            Between July 2001 and the completion of the Merger, Titan PCB West consummated several acquisitions, including, acquisition of certain non-real estate assets of SVPC (which included certain assets that it had acquired from SVPC Circuit Systems, Inc. and Circuit Systems, Inc.) and certain assets of Paragon Electronic Systems, Inc. We have a limited history of owning and operating our businesses on a consolidated basis. We may not be able to meet performance expectations or successfully integrate our acquisition of Titan and our other acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources.

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

OUR BUSINESS MAY SUFFER IF ANY OF OUR KEY SENIOR EXECUTIVES DISCONTINUES EMPLOYMENT WITH US OR IF WE ARE UNABLE TO RECRUIT AND RETAIN HIGHLY SKILLED ENGINEERING AND SALES STAFF. Our future success depends to a large extent on the services of our key managerial employees, particularly Robert E. Ciri who is our Chairman and Chief Executive Officer; Andrew Glashow, our President; and Stephen Saul Kennedy, our Vice-President-Sales for Titan PCB West. We have entered into employment agreements with Messrs. Ciri, Glashow, and Kennedy and other significant employees, however we may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense and the loss of these employees could harm our business. In addition, it may be difficult and costly for us to retain hourly skilled employees. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

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

OUR MAJOR STOCKHOLDERS CONTROL OUR BUSINESS, AND COULD DELAY, DETER OR PREVENT A CHANGE OF CONTROL OR OTHER BUSINESS COMBINATION. One shareholder, ICT, holds approximately 61.9% of our outstanding stock as of August 31, 2003. David Marks, a member of our Board of Directors, is one of two trustees of ICT and has sole voting and dispositive authority with respect to the shares of stock held by ICT. By virtue of its stock ownership, ICT will control all matters submitted to our board and our stockholders, including the election of directors, and will be able to exercise control over our business, policies and affairs. Through its concentration of voting power, ICT could cause us to take actions that we would not consider absent its influence, or could delay, deter or prevent a change of our control or other business combination that might otherwise be beneficial to our stockholders. Additionally, the shares of common stock issued to each of Forest Home, Phoenix Trust and Ohio Investors are also beneficially owned by Mr. Marks.

THE CURRENT ECONOMIC DOWNTURN OR OTHER DOWNTURNS MAY LEAD TO LESS DEMAND FOR OUR SERVICES. As a result of the general slowing of economic activities experienced in the United States in 2001, 2002 and first half of 2003, our customers may delay or cancel new projects. We may experience a similar loss of demand during future economic downturns, whether in the regions in which we operate, our industry or that of our customers, or the economy as a whole. Recent terrorism in the United States and international hostilities may also impact the demand for our services. A number of other factors, including unfavorable financing conditions for the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. These conditions, either singly or collectively, could result in lower revenues or slower growth than we anticipate, and in any of such events, our business, prospects, financial condition and results of operations could be materially and adversely affected.

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

ITEM 2.  PROPERTIES

            The company leases office and production facilities in Fremont, CA (27,984 square feet) and Amesbury, MA (57,033 square feet). Both locations contain manufacturing and office space. Our facility in Amesbury, Massachusetts concentrates on time-sensitive manufacturing orders for PCBs and has the ability to produce products using rigid bare-board and the patented HVR Flex(TM) process that we license from Coesen Inc.. This location also includes front offices for our East Coast operations and storage facilities for inventory in addition to a complete manufacturing facility on the Amesbury, Massachusetts campus. The entire location consists of two distinct buildings.

         We  believe  our  Fremont,   California  and  Amesbury,   Massachusetts
facilities will be adequate for our current operating needs and continued near term growth.

ITEM 3.  LEGAL PROCEEDINGS

            There is no past, pending or, to our knowledge, threatened litigation or administrative action (including litigation or action involving our officers, directors or other key personnel) which in the opinion of our management has had or is expected to have a material effect upon our business, financial condition or operations.

            On September 19, 2002, SVPC Partners, LLC, a predecessor company and SVPC Circuit Systems, Inc. were sued in Superior Court by Ms. Dana Ward who made a claim in the Superior Court of California, County of Santa Clara, alleging wrongful termination of employment and seeking unlimited damages. As of August 31, 2003, we have accrued a reserve of $140,000 in connection with this case based on the preliminary evaluation by our legal counsel.

            On June 15, 2003, the Company was served with a summons from National Laminate Sales ("NLS"); whereby NLS is alleging that the Company's subsidiary, Titan PCB East, is only a name change from Eastern Manufacturing Corporation ("EMC") and the EMC liability should still be paid. The Company feels that this case is without merit and is strongly defending the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders in the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            Our shares are traded on the OTC Bulletin Board, the symbol is TTGH. Our shares have been traded on the OTC Bulletin Board since September 21, 2002. Prior to September 21, 2002, there was no "public market" for shares of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock since September 21, 2002:

                                                             HIGH         LOW
                                                          ---------    ---------
2003

First Quarter ........................................    $    2.95    $    2.10
Second Quarter........................................         2.30         2.10
Third Quarter.........................................         2.40         2.80
Fourth Quarter........................................         1.80         0.80

2002

First Quarter ........................................    $    -       $    -
Second Quarter........................................         -            -
Third Quarter.........................................         -            -
Fourth Quarter........................................         3.50         1.50

    On November 17, 2003, the last reported sale price for the Common Stock on the Over-the-Counter Bulletin Board Market was $0.71 per share. As of November 17, 2003, there were approximately 1,462 holders of record of Common Stock.

    The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. It is the Company's intention to use any excess cash for debt retirement. Once this debt is extinguished, the Board of Directors of the Company intends to review this policy from time to time, after taking into account various factors such as the Company's financial condition, results of operation, current and anticipated cash needs and plans for expansion.

    The Company's registrar and transfer agent is InterWest Transfer Co., Inc., 1981 East 4000 South, Suite 100, Salt Lake City, UT 84117.

--------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

            CORPORATE BACKGROUND

            We are a fabrication service provider of time sensitive, high tech, prototype and pre-production PCBs. We provide time-critical, PCB manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. Our prototype PCBs serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Our focus is on high quality niche Rigid and HVR Flex(TM) (rigid flex) PCBs consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a value-added price.

            We were organized under the laws of the State of Utah on March 1, 1985, with an initial authorized capital of $100,000, consisting of 100,000,000 shares of one mill ($0.001) par value common voting stock. We were formed for the primary purpose of seeking potential business enterprises which in the opinion of our management would prove profitable.

            Our wholly-owned subsidiary Titan PCB West was incorporated on March
27, 2001 under the name Manufacturing Holding Corporation. On August 30, 2002, Titan PCB West was acquired by us through the merger of Titan EMS Acquisition Corp., our wholly owned subsidiary, with and into Titan PCB West. In connection with the Merger, the stockholders of Titan PCB West received shares of our common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan PCB West was the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated, the historical financial statements of Titan PCB West became our historical financial statements after the Merger. See "Prospectus Summary - Recent Developments."

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

            On August 6, 2002, Titan PCB West acquired all of the non-real estate assets and assumed all of the non-term loan liabilities of SVPC in exchange for the issuance to SVPC of 800,000 shares of Titan PCB West common stock, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities dated August 6, 2002.

            Beginning in 2001, SVPC began acquiring cutting edge technology equipment, processes, customer lists and orders from competitors unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of CSI pursuant to a combined approved bankruptcy court sale. After these acquisitions, Titan PCB West acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc.

            In connection with the contribution, certain consents had not been received as of the closing date. Titan PCB West and SVPC have agreed that if such agreements are not received or they are such that the value of the contribution is detrimentally affected, SVPC will return shares in an amount equal to the resulting damages based on a value of $1.50 per share.

            On August 6, 2002, Titan PCB West acquired certain intangible assets contributed by Louis George, a former executive officer and director, in exchange for 50,000 shares of Titan PCB West common stock valued at $1.50 per share, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities dated August 6, 2002.

            Effective August 30, 2002, through our wholly-owned subsidiary Titan EMS Acquisition Corp. ("AcquisitionCo"), a Delaware corporation, we acquired all of the capital stock of Titan PCB West through an exchange of our common stock pursuant to an Agreement and Plan of Merger. In connection with the Merger, our fiscal year was also changed from June 30 in each year to August 31 in each year.

            We transmitted the information required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended, to our holders of record on September 5, 2002.

            Since the recommencement of our developmental stage in March 2000, and until completion of our acquisition of Titan PCB West in August 2002, we did not engage in any material business operations other than seeking potential acquisition or merger candidates, and as of August 30, 2002, we had no assets and had liabilities of $9,660.

            In connection with the Merger, AcquisitionCo merged with and into Titan PCB West through the exchange of 6,880,490 shares of our common stock for all of Titan PCB West's outstanding shares of common stock.

            Upon the effectiveness of the Merger, the former executive officers resigned from their respective positions with us and the executive officers of Titan PCB West were duly elected as their successors as follows: David M. Marks became our Chairman of the Board, and Louis J. George became our President, Chief Executive Officer and Acting Treasurer. Mr. George has since resigned from all of his positions with the Company and Mr. James E. Patty became our President and Chief Executive Officer as of February 21, 2003. Mr. Marks resigned as

Chairman of the Board on May 13, 2003 and Mr. Ciri was appointed the new Chairman. Mr. Patty resigned as President and Chief Executive Officer effective July 29, 2003 and Mr. Ciri was appointed as our Chief Executive Officer and Mr. Andrew Glashow was appointed as our President, effective July 29, 2003. Our directors immediately prior to the effectiveness of the Merger irrevocably resigned effective as of the close of business on September 15, 2002.

            Messrs. Jacobs and Weisberg resigned as directors, and Mr. George resigned as a director and from his position as our President and Chief Executive Officer, in each case effective on or around January 10, 2003, at which time Mr. George was appointed Managing Director of Operations for California, a position from which he later resigned as of April 15, 2003.

            On August 26, 2002, Forest Home Investors I, LLC ("Forest Home") and Phoenix Business Trust ("Phoenix Trust"), lenders of Titan PCB West, converted indebtedness owed by Titan PCB West into shares of Titan PCB West common stock at the conversion price of $1.50 per share, which resulted in the issuance of 6,667 shares and 123,823 shares to Forest Home and Phoenix Trust, respectively.

             Immediately after the Merger, each of Ohio Investors of Wisconsin and Irrevocable Children's Trust converted certain outstanding indebtedness of Titan PCB West into shares of our common stock at a conversion price of $1.50 per share, resulting in the issuance of 1,160,764 shares of common stock to Ohio Investors of Wisconsin and 68,667 shares of common stock to Irrevocable Children's Trust. The conversion price at which Ohio Investors of Wisconsin and Irrevocable Children's Trust agreed to convert our indebtedness into shares of common stock was initially determined by reference to our then contemplated offering price of Units (as defined below) to be issued in the Private Placement. On October 28, 2002, we revised the offering price to $0.75 per share of common stock. Accordingly, on December 9, 2002, we entered into a letter agreement with each of Irrevocable Children's Trust and Ohio Investors of Wisconsin to provide for the issuance of 1,160,764 additional shares to Ohio Investors of Wisconsin and 68,667 additional shares of common stock to Irrevocable Children's Trust , to reflect a corresponding adjustment of the conversion price to $0.75 from $1.50. The Shares related to the conversion of these debts were issued subsequent to August 31, 2002 include the corresponding effect of the translation.

            Upon the effectiveness of the Merger, we commenced the Private Placement pursuant to which we sold 2,792,567 shares of common stock in the Private Placement for net proceeds of $1,990,516. We also issued 332,557 as a company self imposed penalty on the timing of the registration of these shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations - Liquidity and Capital Resources."

            On February 27, 2003, through our wholly-owned subsidiary Titan PCB East, we acquired certain assets of Eastern Manufacturing Corporation, for approximately $513,160 in a foreclosure sale from Eastern Manufacturing
Corporation's secured lender Eastern Bank. The results from Eastern Manufacturing Corporation's operations have been reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition. For more information concerning the acquisition of assets from Eastern Manufacturing Corporation, see Note 3 under "Mergers and Acquisitions" to the consolidated financial statements.

            Effective March 5, 2003, we purchased shares of common stock of Coesen Inc. representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of common stock and $5,000 in cash. In connection with the share purchase, David M. Marks, one of our Directors, was elected to the Board of Directors of Coesen Inc. and Mr. Doane resigned as a director of Coesen Inc. In addition, Mr. Doane and the two other stockholders of Coesen Inc. entered into a stockholders agreement with Coesen Inc. dated as of March 5, 2003 pursuant to which they agreed not to take actions not in the ordinary course of business without our prior written consent.

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

            For the year ended August 31, 2003 and 2002, ten customers accounted for 30% and 41% of our sales, respectively. As of August 31, 2003, we had a working capital deficit of $3,574,211 and an accumulated deficit of $8,208,979. We generated sales of $10,204,672 and $8,321,292 for the years ended August 31, 2003 and 2002, respectively and incurred net losses of $6,500,428 and $1,730,801, respectively. In addition, during the years ended August 31, 2003 and 2002, net cash used in operating activities was $2,564,005 and $539,868.

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

      O to aggressively market specialty manufacturing services for time sensitive, high-tech prototype and pre-production Rigid and HVR Flex(TM) (rigid-flex) PCBs to the high technology industry industry and cater to customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface whether for production production or research and development;

      O to expand our services to include rigid-flex combinations in order to diversify sources of revenue;

      O to expand our sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex(TM) process available as a results of our acquisition of assets from Eastern Manufacturing Corporation in February 2003;

      O to acquire and integrate strategic assets of companies producing time sensitive, high tech prototype and pre-production PCBs with other unique customers, technology or processes in order to accelerate entry into our target market;

      O to acquire manufacturing facilities that have military certification or add value to our current time sensitive manufacturing service business; and

      O to develop and continuously improve fabrication and sales processes in order to improve margins and competitive pricing.

            We plan to add additional inside and independent sales representatives to extend our selling capacity. Commission costs will fluctuate depending on the origin of sales orders with our internal sales team or our independent sales representative organization. We also plan to increase our marketing expenditures. There are no assurances that additional inside or independent sales representatives or increased marketing expenditures will increase our revenues.

            We expect our general and administrative costs to increase in future periods due to our operating as a public company whereby we will incur added costs for filing fees, increased professional services and insurance costs.

            We have completed our move to our new facilities in Fremont, California from Santa Clara, California during the fiscal year ended August 31, 2003. We expect to have all the clean up of the former facility in Santa Clara completed by the end of calendar year 2003. The cost of the move, which was expensed in the 3rd and 4th quarters of 2003 was financed from the proceeds of the previous private offering of our equity securities as well as funds from operations.

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

            Below we describe a number of basic accounting principles which we employ in determining our recognition of revenues and expenses, as well as a brief description of the effects that we believe that our anticipated growth will have on our revenues and expenses in the future.

SALES

            We recognize sales upon shipment to our customers. We record net sales as our gross sales less an allowance for returns. At August 31, 2003, we had approximately 360 customers. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on our historical results. Because our customers quickly test the PCBs we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At August 31, 2003, we provided an allowance for returns of $24,000. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

            We expect sales to grow as we develop our  reputation  in our target market and as a result of our move to our facility in Fremont, California and the re-opening of our newly acquired facility in Amesbury Massachusetts. Management anticipates fluctuations in production as operations will be disrupted and in flux for a short period of time in connection with our move to Fremont, our re-opening of the Amesbury, MA facility, and as we establish our reputation, quality processes, and acquire certification with customers and certification agencies on both coasts as well as new customers across the US. Additional acquisitions will also increase sales as well as cause disruption as facilities, employees, and processes are integrated. We expect these fluctuations to be relatively short lived while expecting the sales growth to be more permanent with the variable of market demand as a condition.

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

            In each case, our plan of operations anticipates that our internal growth, as well as acquisitions of competitors, shall materially contribute to our ability to increase our revenues as described above.

            Through August 2003, we anticipate that our primary source of sales will be from rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCB's to the electronics industry at a competitive price. We are focused on higher layer counts and finer line production. Our sales have been derived from different areas including delivery of prototype/pre-prototype boards from 24 hours to 14-day standard time as well as pre-production with numerous types of materials. The essential element of our success, current and future, will be to service those customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface.

            In the future, Titan PCB West expects to receive sales from customers who need rigid-flex and increasingly complex rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCBs. In addition, after an initial inspection and certification period, Titan PCB East and Titan PCB West intend to expand their sales focus to the military market place, which includes those vendors supplying the U.S. military with products in our target market.

COST OF SALES

            Cost of sales consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of our products. Many factors affect our gross margin, including, but not limited to, capacity utilization, production volume, production quality and yield. We do not participate in any long-term supply contracts and we believe there are a number of high quality suppliers for the raw materials we use. Our cost of goods, as a percentage of revenues, varies depending on the complexity of the PCBs we manufacture in any given period.

            Based upon our plan of operations, we anticipate that our cost of sales will increase as our sales increase, but that cost of sales as a percentage of net sales shall generally decrease for a period of time as our sales increase. We believe that the amount of the decrease of this percentage over the next several fiscal periods will be dependent in large part upon the source of the increase in sales. For example, an increase in our penetration in the existing market for our goods and services will permit us to increase sales at a low cost in part by causing us to utilize a greater portion of our existing manufacturing capacity, an expense which we already incur. On the other hand, an increase in our sales attributable to our offering a greater portfolio of products and services or an increase in the technology or complexity of products and services may result in less of a decrease in such percentage as such activities may initially be less efficient than our existing operations.

            Included in cost of sales is overhead which is relatively fixed on an annual basis. Materials are variable and labor is semi-variable and are influenced by the complexity of orders as well as the quantity of orders. As our business is continually changing with regard to the type of product produced, we plan to implement broader use of production systems to control the overtime in production as well as the use of materials in production. We anticipate that these systems will assist in the pricing of its products with the objective to be more competitive and profitable in our target market.

            We  intend  to  continue  to  expand  and  upgrade  our   production
capability as well as our production systems and processes and the financial systems interface in order to better manage material, labor and overhead costs.

OPERATING AND NON-OPERATING EXPENSES

            Our operating expenses for the years ended August 31, 2003 and August 31, 2002 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities. All non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities and moving costs incurred have been accounted for in the fiscal years ended August 31, 2003 and 2002.

            Selling and marketing expenses consist primarily of salaries and commissions paid to our internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. We expect our selling and marketing expenses to fluctuate as a percentage of sales as we add new personnel, develop new independent sales representative channels and advertise our products and company.

            We intend to expand our direct, indirect and distributed channels sales plan in order to best utilize our newly acquired HVR Flex(TM) (rigid-flex) manufacturing capability as a result of our acquisition of the assets from Eastern Manufacturing Corporation as well as our geographic expansion in rigid bare board products.

            General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, network administration and systems/data processing, training, rent/leases and professional services. We expect these expenses to increase as a requirement of operating as a public company and we further expect these expenses to fluctuate as a percentage of sales as we expand our business. We intend to expand our customer and sales support operation in order to support the increased complexity and volume of our PCB business and our anticipated use of indirect sales. We do not expect a material increase in sales and marketing expense that is not consistent with an increase in sales over a reasonable period of time. We anticipate our sales and marketing costs to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

            For the years ended August 31, 2003 and 2002, restructuring costs include loss on disposal of SID and write-off of capitalized cost related to this product line while merger costs related primarily to professional and consulting cost in connection with the Ventures/Titan merger. The Company also incurred costs in relation to moving its manufacturing and assembling plants. As a part of our business strategy we will continue to seek additional acquisitions. Therefore, we anticipate incurring merger costs in the future.

            Interest expense, including finance charges, relates primarily to our $640,000 24% note used for the purchase of EMC, an accounts receivable and inventory line of credit with an entity owned by a former member of our board of directors, an accounts receivable line of credit, a term loan secured by the equipment of Titan PCB East. We expect interest expenses to fluctuate as a percentage of revenues based on the timing of borrowings under our line of credit.

RESULTS OF OPERATIONS.

            The following table sets forth income statement data for the years ended August 31, 2003 and 2002 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this form 10KSB.

                                          FOR THE YEARS ENDED AUGUST 31,
                                          -----------------------------
                                             2003             2002
                                             ----             ----

Sales                                       100.0%             100.0%
Cost of Sales                                94.0               85.1
  Gross Profit                                6.0               14.9
Operating Expenses:
  Sales and Marketing                        12.1               10.2
  General and Administrative                 39.5               14.9
  Merger Costs                                6.4                5.1
  Restructuring Costs                         5.7                 --
  Costs of moving manufacturing plants        1.6                 --
    Total Operating Expenses                 65.3               30.2
  Operating Loss                            (59.3)             (15.3)
Interest Expense                             (5.5)              (5.8)
Other income/expense, net                     1.1                0.3
    Net Loss                                (63.7)             (20.8)


           YEAR ENDED AUGUST 31, 2003 COMPARED TO THE YEAR ENDED AUGUST 31, 2002

           Sales. Sales increased by $1,883,380 or 22.6% from $8,321,292 in the year ended August 31, 2002 to $10,204,672 in the year ended August 31, 2003. This increase resulted primarily from the sales achieved in our latest acquisition of Eastern Manufacturing Corporation ("EMC") of $2,402,615. This was offset by a decrease in average pricing as a result of product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium revenue. While we see some stabilization in pricing as competitors are unable to effectively compete and are being forced to close, we expect this situation to continue for the near future. As a result of a smaller number of competitors, we are currently experiencing a rebound in sales orders.

            COST OF SALES. Cost of sales increased $2,508,350, or 35.4%, from $7,079,941 in the year ended August 31, 2002 to $9,588,291 in the year ended August 31, 2003. The increase in cost of sales resulted from a greater number of PCBs sold, process inefficiencies, and an increase in labor costs primarily due to inefficiencies incurred during the transition between the new facility in Fremont and the facility in Santa Clara and the opening of the Amesbury, MA facility. During the first part of the year gross margins on our products did not meet our expected level and we have adapted our pricing accordingly and expect to achieve higher gross margins in the future. As a percentage of sales, cost of sales increased from 85.1% of sales in the year ended August 31, 2002 to 94.0% of sales in the year ended August 31, 2003. Such increase was caused by the reduction of prices for the PCBs as well as the reasons described above, the inefficiencies that we experienced in our acquisition of EMC in February 2003. and the increase in labor and inefficiencies that we experienced in relocating our California manufacturing facilities from Santa Clara to Fremont. We believe we have identified and fixed most of the inefficiencies in our EMC division and expect the division to begin to be profitable in the first half of fiscal 2004. We also have successfully completed the transition of our California manufacturing facilities from Santa Clara to Fremont.

            GROSS PROFIT. Gross profit decreased by $624,970 or 50.3%, from $1,241,351 in the year ended August 31, 2002 to $616,381 in the year ended August 31, 2003. The decrease in gross profit resulted primarily from a greater volume of PCBs produced at decreased prices as well as the increased labor costs primarily due to inefficiencies incurred during the transition between the new facility in Freemont and the facility in Santa Clara, and inefficiencies in process management especially in our newly acquired division. Our gross profit was 14.9% of sales in the year ended August 31, 2002 compared to 6.0% of sales in the year ended August 31, 2003. The impact of the increases in sales was also mitigated by various costs relating to materials, production personnel, production processes and overhead expenses not in place in the preceding comparable period. We expect our gross profit to fluctuate as a percentage of sales based on the demand from our customers which affects our costs and volatility in prices we charge our customers due to intense competition in the PCB industry.

            SALES AND MARKETING. Sales and marketing expenses increased by $384,363, or 45.1%, from $851,444 in the year ended August 31, 2002 to
$1,235,807 in the year ended August 31, 2003. As a percentage of sales, sales and marketing expense increased from 10.2% of revenue in the year ended August 31, 2002 to 12.1% of sales in the year ended August 31, 2003. This increase was primarily due to the addition of sales personnel in fiscal year 2003 in our California location as well as the additional sales personnel upon the acquisition of EMC.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2,792,888 or 224.9% from $1,241,777 in the year ended August 31, 2002 to $4,034,665 in the year ended August 31, 2003. These expenses mainly increased as a result of the personnel and associated benefits and expenses of our new East coast facility in Amesbury, MA ($672,330) as well as costs associated with our initial year of our being a public company and the promotion and exposure associated therewith such as professional fees. These expenses also included expenses incurred by our largest shareholder on our behalf. The Company also paid rent and other administrative expenses for both the Santa Clara building and Fremont building during the transition period of the move.

            RESTRUCTURING COSTS. Restructuring costs included expenses for setup and eventual sale of our SID product-line or 579,456.

            MERGER COSTS. During the year ended August 31, 2003, the Company incurred merger costs of $649,139 or 6.4% of sales as compared to $420,611 or 5.1% of sales in the year ended August 31, 2002. These merger costs related to the Ventures/Titan merger and included the cost of merger-related consulting services paid through issuance of Company stock and professional fees. As part of our business strategy we will continue to seek additional acquisitions. Therefore, we anticipate incurring merger-related costs in the future.

            COSTS OF MOVING MANUFACTURING PLANTS. During the year ended August 31, 2003, the Company incurred $164,512 dealing with cost related to our move of our manufacturing and assembling plants from Santa Clara, California to Fremont, California.

            INTEREST EXPENSE. Interest expense, including amortization of loan fees and financing cost in the year ended August 31, 2003, increased by $81,490, or 16.8%, from interest expense of $484,487 in the year ended

August 31, 2002 to $565,977 in the year ended August 31, 2003. As a percentage of sales, interest expense decreased from 5.8% in the year ended August 31, 2002 to 5.5% in the year ended August 31, 2003. In the year ended August 31, 2003, interest expense relates primarily to interest expense associated with our 24% $640,000 principal amount of private placement promissory notes (the "Notes") which carried $240,000 stock value issuance as financing cost which is being amortized over the one-year life ($105,965 expensed during the year ended August 31, 2003) and our credit facilities with Alco Financial Services ("Alco") and Equinox Business Credit Corp. ("Equinox") described below. The Notes were primarily issued to facilitate our purchase of EMC in February 2003. We anticipate retiring these 24% promissory notes in December 2003. Interest expense in the year ended August 31, 2002 primarily related to a real estate loan of approximately $3,349,000, factoring of our accounts receivable and, to a lesser degree, interest expense from lease obligations and a $100,000 renewal fee on our term loan. We anticipate interest expense, thereafter, to fluctuate as a percentage of revenue based on the timing and amounts borrowed under our line of credit and other credit facilities we may enter into from time to time.

            OTHER INCOME AND EXPENSE. NET. Other income and expense, net increased by $86,580 or 330.9%, from $26,167 in the year ended August 31, 2002 to $112,747 in the year ended August 31, 2003. This increase was primarily attributable to gain on the settlement of payables for professional fees with warrants issued in the fiscal year ended August 31, 2003.

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

            On November 20, 2003, we entered into a Security Agreement (the "Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we may borrow from Laurus such amount as shall equal 85% of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the "Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note. As of December 10, 2003, we had borrowed an aggregate of approximately $2.1 million under the Security Agreement.

            In connection with the issuance of the Revolving Note and the Initial Minimum Borrowing Note pursuant to the Security Agreement, we issued to Laurus a warrant (the "First Warrant") to purchase up to 600,000 shares of our common stock, par value $0.001 per share ("Common Stock"), having an exercise price of $0.83 per share for the first 250,000 shares of Common Stock acquired under such warrant, $0.90 per share for the next 200,000 shares of Common Stock acquired thereunder, and a price of $0.97 per share for any additional shares of Common Stock acquired thereunder. The First Warrant expires on November 20, 2010 and has a cashless exercise provision.

            Also on November 20, 2003, we entered into a Securities Purchase Agreement (the "SPA") pursuant to which we issued and sold to Laurus (i) a Convertible Term Note (the "Convertible Term Note", together with the Revolving Note, the Minimum Borrowing Notes, the "Notes") in the principal amount of $2,100,000 and (ii) a warrant (the "Second Warrant", and together with the First Warrant, the "Warrants") to purchase up to 350,000 shares of Common Stock having an exercise price of $0.83 per share for the first 200,000 shares of Common Stock acquired thereunder, $0.90 per share for the next 100,000 shares of Common Stock acquired thereunder, and $0.97 per share for any additional shares of Common Stock acquired thereunder. The Second Warrant expires on November 20, 2010 and has a cashless exercise provision.

            Each of the Notes accrues interest at a rate per annum equal to the greater of (i) the prime rate published in The Wall Street Journal plus three (3%) percent and (ii) seven (7%) percent, subject to possible downward adjustment if (x) we shall have registered the shares of our Common Stock underlying the conversion of such Note and the related Warrant, and (y) the volume weighted average price of the Common Stock as reported by Bloomberg, L.P. on the principal market for any of the trading days immediately preceding an interest payment date under such Note exceeds the then applicable Fixed Conversion Price by twenty five (25%) percent, in which event the interest rate for the succeeding calendar month shall automatically be reduced by twenty five (25%) percent. The first payment under the Notes is due 90 days from the issue date thereof. Each of the Notes has a maturity date of November 20, 2006.

            The outstanding principal and accrued interest under each Notes is convertible, at the holder's option, into shares of our Common Stock at a conversion price equal to $0.77 per share (the "Fixed Conversion Price"), subject to certain adjustments upon reclassifications, stock splits, combinations, stock dividends and similar events as well as downward adjustment upon an issuance of shares of Common Stock by the Company at a price per share below the then current Fixed Conversion Price, upon which issuance the Fixed Conversion Price shall be adjusted to equal such lower issue price (subject to certain exceptions set forth in the Notes).

            Each Note may be prepaid by us in cash by paying to the holder 115% of the principal and related accrued and unpaid interest thereon being prepaid. In addition, the Convertible Term Note may be prepaid at our option in shares of Common Stock if and to the extent the average closing price of the Common Stock is greater than 110% of the Fixed Conversion Price for at least 5 consecutive trading days, subject to certain limitations.

            Our obligations under the Security Agreement, SPA and the Notes are secured by a pledge by us of shares representing 100% of the share capital of our wholly-owned subsidiaries Titan PCB East, Inc. and Titan PCB West, Inc. (collectively, the "Subsidiaries"), a guaranty of such obligations by each of the Subsidiaries, and the grant of a security interest by each of the Subsidiaries in their respective assets.

            Laurus shall not be entitled to be issued shares of Common Stock in repayment of any portion of the Notes or upon exercise of either of the Warrants if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of the issued and outstanding Common Stock upon such issuance, unless Laurus shall have provided at least 75 days' prior written notice to us of its revocation of such restriction.

            We are obligated, pursuant to two Registration Rights Agreements each between us and Laurus dated November 20, 2003 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the Notes (excluding Minimum Borrowing Notes not yet issued) and the Warrants on or before December 20, 2003 or, with respect to the future Minimum Borrowing Notes, within 30 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 90 days following the relevant filing date. To the extent, subject to certain conditions set forth in the Registration Rights Agreements, either (i) we fail to make such initial filing, (ii) the relevant registration statement is not declared effective by the Commission within 90 days of such filing, (iii) such registration statement ceases to be effective as to the securities to have been covered thereby for a period of 20 consecutive trading days or 30 days total in any 365 day period commencing on the effective date of such registration statement, or (iv) our Common Stock ceases to be traded on any trading market for a period of three consecutive trading days which has not been cured within 30 days of notice thereof, then we shall be liable to pay to Laurus, as liquidated damages, for each 30-day period during which the relevant default remains uncured 2.0% of the original principal amount of each applicable Note.

            As of December 10, 2003, we had borrowed a total of approximately $4.0 million from Laurus, of which approximately $3.0 million was used to repay outstanding indebtedness, $260,000 was used to pay transaction fees relating to the borrowing facility, and approximately $250,000 was used to satisfy outstanding trade payables.

            We will require additional financing in order to implement our business plan. We currently anticipate capital expenditures of at least $500,000 during the next 12 months in order to upgrade our capacity for our expected growth. If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. There can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our common stock may experience substantial dilution. In addition, as our results may be negatively impacted and thus delayed as a result of political and economic factors beyond our control, including the war in the Middle East and its impact on the high technology market and the economy in general, our capital requirements may increase.

            The following factors,  among others,  could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; the loss of any of our major customers; a downturn in the economy in general or in the technology sector; a further decrease in demand for electronic products or continued weak demand for these products; significant changes or problems in our manufacturing facilities; our ability to attract new customers; our ability to reduce costs, including those associated with our restructuring plan; an increase in competition in the market for electronic interconnect solutions; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

            Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

            In the year ended August 31, 2002, net cash used in operations was $539,868 while in the year ended August 31, 2003 we used net cash of $2,564,005 in operating activities, an increase of $2,024,137. This increase was caused, in part, primarily by an increase in net losses of $4,769,627.

            In the year ended August 31, 2003, we used $744,264 for the purchase of fixed assets compared to $620,417 used for the purchase of fixed assets in the year ended August 31, 2002, an increase of $123,847, or 20.0%. We acquired equipment to outfit our new facility in Fremont, California and expect to expend additional funds to obtain other necessary equipment for both of our subsidiaries. On February 27, 2003, we purchased substantially all of the assets of Eastern Manufacturing Corporation ("EMC") for $513,160. In separate transactions, we purchased $50,000 of accounts receivable of EMC in February 2003 and on March 5, 2003, we purchased a 33.3% interest in Coesen Inc. (the company holding the patent for the HVR Flex(TM) process).

            Upon the effectiveness of the Merger, we commenced the Private Placement, initially of units (each a "Unit"), each Unit being comprised of one share of our common stock and a 5 year warrant to purchase one share of our common stock at an exercise price of $1.50 per share. Effective October 28, 2002, we amended the offering structure to provide for, among other things, the offering of shares of common stock (without common stock purchase warrants) at $0.75 per share, reduced from its previous offering price of $1.50 per Unit (the "Repricing"). Each investor in the Private Placement who had purchased Units prior to October 28, 2002 was provided an opportunity to rescind its purchase and receive a refund of their purchase when the terms of the offering were amended. None of the investors availed themselves of the refund offer, instead, those investors agreed to surrender their rights to Units and to apply their respective investment amounts toward the purchase of shares of common stock at $0.75 per share. During the year 2003, we sold 2,792,567 shares of common stock in the Private Placement for net proceeds of $1,990,516. We also issued 332,557 shares as a Company self imposed penalty on the timing of the registration of these chares. We used the majority of the proceeds of the Private Placement, after deducting fees and expenses related to the Private Placement, for general working capital needs and the build-out of new facilities. Fees and expenses related to the Private Placement included $113,905 paid to R. F. Lafferty and Co., Inc., and $30,000 paid to Berry-Shino Securities in consideration of their assistance with the Private Placement. These costs were paid out of the proceeds received from the Private Placement.

            During the year ended August 31, 2003, we increased our borrowings under our credit agreement with Alco, an entity owned by a former member of our Board of Directors, by $257,875. Under the terms of the agreement, we can borrow up to the sum of (1) 80% of the net face amount of Titan's eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of the eligible inventory. Also during the year ended August 31, 2003, we repaid obligations from notes, loans and capital lease obligations totaling $148,493. During the second quarter 2003, Titan PCB East entered into a promissory note agreement with several individual lenders for $640,000. The note was subsequently assigned to, and assumed by, Titan PCB West. We received financing of $801,797 through short-term and long-term debt in addition to the ALCO agreement. In the year ended August 31, 2002, we received note and loan proceeds of $367,370 and repaid $264,309 of those obligations, and we also received $200,000 loan from a related party to finance our day-to-day operations. During the year ended August 31, 2003, as a result of the Merger, $2,144,146 in loans and notes were converted to equity.

            Under the terms of our agreement with Alco, we can borrow up to the sum of (1) 80% of the net face amount of our eligible accounts receivable, plus
(2) the lesser of (i) $100,000 or (ii) 50% of the eligible inventory. Borrowings under the loan agreement incur interest charges at a rate equal to the greater of (a) 3.5% over the prime rate or (b) interest rate at the date of the loan agreement (June 28, 2002), and matures on June 28, 2005. This loan is subject to a loan fee of $24,000 for one year and a minimum monthly interest charge of $7,500, and it is secured by the accounts receivable and inventory of Titan. As of August 31, 2003, the balance of the loan was $1,005,639. Under our agreement with Alco, after an event of default under the credit facility we may not (a) grant any extension of time for payment of any accounts, (b) settle any accounts for less than the full amount of the account (c) release any account debtor; or
(d) grant any credits with respect to any account. we are subject to certain restrictions and covenants.

            On February 27, 2003, through our subsidiary, Titan PCB East, we acquired substantially all of the assets of Eastern Manufacturing

Corporation, for approximately $513,160 in a sale from Eastern Manufacturing Corporation's secured lender, Eastern Bank. The acquired assets included equipment, work-in-progress, inventory, technology, technology and patent licenses and customer lists. In connection with this acquisition, we were assigned Eastern Manufacturing Corporation's rights under a license agreement with Coesen Inc., to manufacture PCBs using the HVR Flex(TM) Process. We also entered into a lease for the facility in Amesbury, Massachusetts, previously leased by Eastern Manufacturing Corporation. We financed the acquisition of Eastern Manufacturing Corporation's assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement. The promissory notes have an aggregate face amount of $640,000, bear interest at the rate of 24% per annum, payable quarterly, and have an expiration date of February 27, 2004. The promissory notes are secured by the equipment assets of Titan PCB West and an option to purchase real estate held by Titan PCB East. We expect to repay the promissory notes with the proceeds from the issuance of other short-term promissory notes with more favorable terms. In connection with the issuance of the promissory notes, the investors were issued an aggregate of 320,000 shares of common stock, pro rata according to their respective investment amounts.

            On May 9, 2003, we entered into a loan and security agreement (the "Equinox Agreement") with Equinox, and paid a loan fee of $19,000 which was expensed during the year. Under the terms of the Equinox Agreement, we can borrow up to the sum of (1) 70% of the net face value of the Titan PCB East Inc.'s eligible accounts receivable, plus (2) $400,000 against the eligible property and equipment. The Equinox Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement matures on June 28, 2003 and is secured by all accounts receivable and inventory of the Titan PCB East, Inc. We are subject to certain restrictions and covenants under the Agreement. The outstanding principal balance outstanding under the Equinox Agreement was $750,973 at August 31, 2003 of which $346,421 were included in lines of credit and $404,552 were included in long-term debt.

            We expect to significantly increase our manufacturing capacity in the first half fiscal 2004 as a result of our move to our leased facility in Fremont, California, our acquisition of assets from EMC and our entry into a new lease for the manufacturing facility in Amesbury, Massachusetts that was formerly leased by EMC. In connection with this capacity increase, we anticipate improved production and process utilization once all systems are in place, upgraded and operating within expected range at these two facilities. Once completed, we expect these expansion projects to increase production capacity and we anticipate that at such time our company will support production of rigid and rigid-flex PCBs.

         Our planned capacity expansions involve risks. We may encounter construction delays, equipment delays, supplier delays, manufacturing problems, process inefficiencies, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers' delivery schedules. We expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expenses and lease expenses. The current unfavorable economic conditions affecting major customers or the electronics industry in general may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner. If our revenues do not increase sufficiently to offset increased expenses, our operating results may be adversely affected.

CRITICAL ACCOUNTING POLICIES

            The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts, which affects the general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The Company believes the following represents its critical accounting policies:

            INVENTORY VALUATION. Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

            ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of August 31, 2003 over the next five years and thereafter:

                                                                    Payments by Period

Contractual Obligations               Amount           Less than        1-3 years         4-5 years       After 5 years
                                                       one year
Employment Agreements             $    2,266,232     $  1,859,982      $    250,000      $    156,250     $          -
Long-Term Debt                           635,380          377,938           257,442                 -                -
Capitalized Leases                       494,689          260,690           233,999                 -                -
Operating Leases                       2,070,268          369,362           669,055           847,157          184,694
Short Term Debt                          870,000          870,000                 -                 -                -
Short Term Agreements                     44,754           44,754                 -                 -                -
                                   -------------     ------------      ------------      ------------     ------------
     Total Contractual
        Cash Obligations           $   6,381,323     $  3,782,726      $  1,410,496      $  1,003,407     $    184,694
                                   ==============    ============      ============      ============     ============

 INFLATION AND COSTS

         The cost of the Company's products is influenced by the cost of a wide variety of raw materials, including precious metals such as gold used in plating, copper and brass used for contacts, and plastic material used in molding connector components. In the past, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs. There can be no assurance, however, that the Company will be able to similarly offset such cost increases in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement does not have a material effect on the Company's financial position, results of operations, or cash flows.

            In  January   2003,   the  FASB   issued   Interpretation   No.  46,
"Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

         During October 2003, the FASB issued Staff Position No. FIN 46, deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----
Independent Auditors' Report........................................................................   35

Consolidated Balance Sheet as of August 31, 2003.....................................................   36

Consolidated Statements of Operations for the years ended August 31, 2003 and 2002...................   37

Consolidated Statements of Stockholders' Deficit for the years ended August 31, 2003 and 2002........   38

Consolidated Statements of Cash Flows for the years ended August 31, 2003 and 2002...................   39

Notes to the Consolidated Financial Statements.......................................................   40

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ventures-National Incorporated
  (dba Titan General Holdings, Inc.)
Fremont, California

We have audited the accompanying consolidated balance sheet of Ventures-National Incorporated (dba Titan General Holdings, Inc.) as of August 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended August 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventures-National Incorporated (dba Titan General Holdings, Inc.) as of August 31, 2003, and the results of its operations and its cash flows for the years ended August 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
December 2, 2003

                         VENTURES-NATIONAL INCORPORATED
                      (D/B/A TITAN GENERAL HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEET
                              AS OF AUGUST 31, 2003


                                ASSETS

Current assets:
  Cash..............................................................   $     96,973
  Accounts receivable-- trade (less allowance for doubtful accounts
    of $65,211 and allowance for sales returns of $24,000) .........      1,643,599
  Inventory, net....................................................        408,189
  Prepaid expenses and other current assets.........................         50,241
                                                                       ------------
       Total current assets.........................................      2,199,002
Equipment and improvements, net.....................................      2,751,648
Intangible assets, net..............................................         36,938
Other assets........................................................        155,092
                                                                       ------------
       Total assets.................................................   $  5,142,680
                                                                       ============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of capitalized lease obligations..................   $    204,751
  Current portion of long-term debt.................................        377,938
  Lines of credit...................................................      1,352,060
  Loans and notes payable to related parties........................        905,965
  Accounts payable-- trade..........................................      1,940,649
  Accrued liabilities...............................................        991,850
                                                                       ------------
       Total current liabilities....................................      5,773,213
Capitalized leases less current portion.............................        228,881
Long-term debt less current portion.................................        257,442
                                                                       ------------
       Total liabilities............................................      6,259,536

Commitments and contingencies                                                     -

Stockholders' deficit:
Common stock-- $0.001 par value;  950,000,000 shares authorized;
  14,624,687 shares issued and outstanding..........................         14,625
Additional paid-in capital..........................................      9,149,669
Accumulated deficit.................................................     (8,208,979)
Deferred compensation...............................................     (2,072,171)
                                                                       -------------
       Total stockholders' deficit..................................     (1,116,856)
                                                                       ------------
       Total liabilities and stockholders' deficit..................   $  5,142,680
                                                                       ============

        The accompanying notes form an integral part of the consolidated financial statements

                         VENTURES-NATIONAL INCORPORATED
                      (D/B/A TITAN GENERAL HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED AUGUST 31,
                                                            ----------------------
                                                               2003           2002
                                                           -----------     ----------
Sales.................................................    $ 10,204,672    $ 8,321,292
Cost of sales.........................................       9,588,291      7,079,941
                                                          ------------    -----------
  Gross profit........................................         616,381      1,241,351
Operating expenses:
  Sales and marketing.................................       1,235,807        851,444
  General and administrative expenses.................       4,034,665      1,241,777
  Merger costs........................................         649,139        420,611
  Restructuring costs ................................         579,456             --
  Costs of moving manufacturing plants ...............         164,512             --
                                                          ------------    -----------
  Income (loss) from operations.......................      (6,047,198)    (1,272,481)
Other income (expenses):

Interest expense......................................        (565,977)      (484,487)
Miscellaneous.........................................         112,747         26,167
                                                          ------------    -----------
Loss before income taxes..............................      (6,500,428)    (1,730,801)
Income taxes..........................................               -              -
                                                          ------------    -----------
Net loss..............................................    $ (6,500,428)   $(1,730,801)
                                                          ============    ===========

Loss per share:

  Basic and diluted...................................    $  (0.52)       $  (0.26)
                                                          ========        ========

Number of weighted average shares-:

  Basic and diluted...................................      12,398,023      6,615,598
                                                          ============    ===========



        The accompanying notes form an integral part of the consolidated financial statements

                         VENTURES-NATIONAL INCORPORATED
                      (D/B/A TITAN GENERAL HOLDINGS, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                  FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002


                                                           COMMON STOCK          ADDITIONAL
                                                        -------------------       PAID-IN       ACCUMULATED
                                                         SHARES   PAR VALUE       CAPITAL         DEFICIT
                                                        -------- -----------     ---------      -----------
Balance, August 31, 2001 ..............................    800,000   $    800   $    898,423   $     22,250
Acquisition of SVPC Partners LLC assets ...............  5,800,000      5,800           (800)             -
Issuance of common stock to related
 party as consulting fees at $0.10 per share ..........    100,000        100          9,900              -
Issuance of common stock for compensation
 to related party at $1.50 per share ..................     50,000         50         74,950              -
Issuance of common stock to retire loans payable
  to related parties at $1.50 per share ...............    130,490        130        195,605              -
Reverse acquisition between Titan Acquisition
  Corp, and Titan PCB West, Inc. on August 30, 2001 ...     99,211         99         (9,759)             -
Issuance of warrants to consultants ...................          -          -         13,396              -
Net loss ..............................................          -          -              -     (1,730,801)
                                                        ----------    -------   ------------    -----------
Balance, August 31, 2002 ..............................  6,979,701      6,979      1,181,715     (1,708,551)

Issuance of common stock as financing cost ............    320,000        320        239,680              -
Issuance of common stock for professional services ....  1,161,000      1,161        920,019              -
Issuance of common stock for investment in Coesin......     30,000         30         22,470              -
Issuance of common stock for  debt conversion to
  related parties .....................................  2,458,862      2,459      1,841,688              -
Issuance of common stock for debt conversion to loan
  holders .............................................    400,000        400        299,600              -
Issuance of common stock in relation to employee
  contracts ...........................................     50,000         50         37,450              -
Issuance of common stock in public offering ...........  3,125,124      3,126      1,987,390              -
Issuance of stock in private offering .................    100,000        100         74,900              -
Issuance of warrants as financing costs for future
  offering ............................................          -          -        507,375              -
Issuance of options as director fees ..................          -          -        161,532              -
Issuance of employee options ..........................          -          -        173,250              -
Issuance of warrants by stockholder for consulting
 service ..............................................          -          -      1,537,600              -
Issuance of warrants by stockholder for professional
  services .............................                         -          -        165,000              -
Amortization of deferred compensation .................          -          -              -              -
Net Loss ..............................................          -          -              -     (6,500,428)
                                                        ----------    -------   ------------    -----------
Balance, August 31, 2003 .............................. 14,624,687    $14,625   $  9,149,669    $(8,208,979)
                                                        ==========    =======   ============    ===========

                                                                              TOTAL
                                                            DEFERRED       STOCKHOLDERS'
                                                          COMPENSATION    EQUITY/(DEFICIT)
                                                         --------------  ------------------
Balance, August 31, 2001 ..............................    $          -     $    921,473
Acquisition of SVPC Partners LLC assets ...............               -            5,000
Issuance of common stock to related
 party as consulting fees at $0.10 per share ..........               -           10,000
Issuance of common stock for compensation
 to related party at $1.50 per share ..................               -           75,000
Issuance of common stock to retire loans payable
  to related parties at $1.50 per share ...............               -          195,735
Reverse acquisition between Titan Acquisition
  Corp, and Titan PCB West, Inc. on August 30, 2001 ...               -           (9,660)
Issuance of warrants to consultants ...................               -           13,396
Net loss ..............................................               -       (1,730,801)
                                                           ------------     ------------
Balance, August 31, 2002 ..............................               -         (519,857)

Issuance of common stock as financing cost ............               -          240,000
Issuance of common stock for professional services ....         (39,000)         882,180
Issuance of common stock for investment in Coesin......               -           22,500
Issuance of common stock for  debt conversion to
  related parties .....................................               -        1,844,147
Issuance of common stock for debt conversion to loan
  holders .............................................               -          300,000
Issuance of common stock in relation to employee
  contracts ...........................................         (37,500)               -
Issuance of common stock in public offering ...........               -        1,990,516
Issuance of stock in private offering .................               -           75,000
Issuance of warrants as financing costs for future
  offering ............................................        (507,375)               -
Issuance of options as director fees ..................               -          161,532
Issuance of employee options ..........................        (173,250)               -
Issuance of warrants by stockholder for consulting
 service ..............................................      (1,537,600)               -
Issuance of warrants by stockholder for professional
  services .............................                              -          165,000
Amortization of deferred compensation .................         222,554          222,554
Net Loss ..............................................               -       (6,500,428)
                                                           ------------     ------------
Balance, August 31, 2003 ..............................    $ (2,072,171)    $ (1,116,856)
                                                           ============     ============

       The accompanying notes form an integral part of the consolidated financial statements

                         VENTURES-NATIONAL INCORPORATED
                      (D/B/A TITAN GENERAL HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED AUGUST 31,
                                                                 ----------------------
                                                                  2003           2002
                                                                  ----           ----
Cash flows from operating activities:
  Net income (loss) ........................................   $(6,500,428)   $(1,730,801)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities: ..............       422,391        420,727
    Depreciation ...........................................        13,044         13,029
    Amortization of intangible assets ......................        21,260        126,182
    Bad debt and sale return allowance .....................            --        100,000
    Loan fees to lender ....................................     1,431,265         98,396
    Non cash compensation ..................................        10,000             --
    Inventory reserve ......................................       105,965         20,000
    Interest expense as stock issuance amortization ........       495,274             --
    Loss on sale of SID equipment
    Changes in operating assets and liabilities: ...........      (427,109)      (227,668)
      Accounts receivable ..................................       (73,877)       142,609
      Inventory ............................................        64,021         35,202
      Prepaid expenses and other current assets ............         3,467       (115,834)
      Other assets .........................................     1,354,976        578,290
      Accounts payable .....................................       515,746             --
                                                               -----------    -----------
      Accrued liabilities ..................................     3,936,423      1,190,933
                                                               -----------    -----------
        Total adjustments ..................................    (2,564,005)      (539,868)
                                                               -----------    -----------
         Net cash provided by (used in) operating activities
Cash flows from investing activities:
  Purchases of assets pursuant to
    purchase agreements, net of cash acquired ..............      (518,160)            --
  Proceeds from sale of SID Equipment ......................        30,000             --
  Equipment and improvements expenditures, net .............      (744,264)      (620,417)
                                                               -----------    -----------
          Net cash used in investing activities ............    (1,232,424)      (620,417)
                                                               -----------    -----------
Cash flows from financing activities:
  Principal proceeds on notes
     and loans payable from related parties ................            --      1,582,419
  Proceeds from issuance of long term debt .................       441,296             --
  Proceeds from issuance of lines of credit ................       618,376             --
  Proceeds from public stock offering, net .................     1,990,516             --
  Proceeds from private stock offering, net ................        75,000             --
  Proceeds from issuance of  notes payable .................       640,000             --
  Proceeds from related party borrowing ....................       200,000             --
  Payments on notes and loans payable ......................       (64,893)      (334,730)
  Payments on long-term debt ...............................       (66,349)      (104,693)
  Payments on capitalized lease obligations ................       (17,251)       (91,138)
  Proceeds from contributions by stockholders ..............            --          5,000
                                                               -----------    -----------
          Net cash provided by (used in) financing
             activities ....................................     3,816,695      1,056,858
                                                               -----------    -----------
Net increase (decrease) in cash ............................        20,266       (103,427)
Cash and cash equivalents at beginning of year .............        76,707        180,134
                                                               -----------    -----------
Cash and cash equivalents at end of year ...................   $    96,973    $    76,707
                                                               ===========    ===========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest ...............................................   $   275,392    $  504,713
                                                               ===========    ==========
    Income taxes ...........................................   $        --    $       --
                                                               ===========    ==========
  Non cash activities:
    Loans and notes payable for
      purchase of property and equipment ...................   $        --    $   15,700
                                                               ===========    ==========
    Company self imposed penalty for
      timing of registration statement .....................   $   209,443    $        -
                                                               ===========    ==========
    Issuance of common stock for consulting fees ...........   $ 1,086,180    $   10,000
                                                               ===========    ==========
    Issuance of common stock to related party as
        compensation .......................................   $        --    $   75,000
                                                               ===========    ==========
    Issuance of common stock
      to related parties to retire debt ....................   $ 2,144,147    $  195,735
                                                               ===========    ==========
    Issuance of common stock for acquisition
      of intangible assets from related party ..............   $    22,500    $        -
                                                               ===========    ==========
    Borrowings from related party to retire term loan ......   $        --    $1,741,146
                                                               ===========    ==========
    Issuance of common stock as interest expense ...........   $   105,965    $       --
                                                               ===========    ==========
    Issuance of common stock as deferred compensation ......   $    37,500    $       --
                                                               ===========    ==========
    Issuance of warrants as financing costs ................   $   507,375    $       --
                                                               ===========    ==========
    Issuance of options at less than market value ..........   $   161,532    $       --
                                                               ===========    ==========
     Issuance of options/warrants as deferred
       compensation ........................................   $ 1,710,850    $       --
                                                               ===========    ==========


       The accompanying notes form an integral part of the consolidated financial statements

                         VENTURES-NATIONAL INCORPORATED
                      (D/B/A TITAN GENERAL HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS:

            BUSINESS ACTIVITY:

            Ventures-National, Inc. (dba Titan General Holdings, Inc.) (the "Company") was formed on March 1, 1985 as an Utah corporation. Before its wholly owned subsidiary, Titan EMS Acquisition Corp. (Acquisition Corp.), merged with Titan PCB West, Inc. (Titan) (formerly Titan EMS, Inc.), the Company had no revenue and minimal amount of expenses.

            Titan, a wholly owned subsidiary of Ventures-National, Inc., was formed on March 27, 2001, as a Delaware corporation, with its former principal office in Santa Clara, California. In its Santa Clara facilities, Titan manufactures PCBs, with emphasis on time critical production for both prototype and low-to-medium volume orders. Its customers are located throughout the United States with a concentration in California. During the year ended August 31, 2003, Titan PCB West, Inc. was relocated to a facility in Fremont, CA and Ventures National formed a subsidiary, Titan PCB East, Inc., and purchased the assets of Eastern Manufacturing Corporation.

            NATURE OF BUSINESS

            We are a fabrication service provider of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards ("PCBs") providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers through our wholly-owned subsidiaries Titan PCB West, Inc. and Titan PCB East, Inc. Our prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

            Our time sensitive and high quality manufacturing services enable our customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Our focus is on high quality niche Rigid and HVR Flex(TM) (rigid flex) printed circuit boards consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a competitive price.

            Beginning in the year 2001, Titan began acquiring cutting edge technology equipment and processes from competitors unable to remain in business due to a severe market downturn and overwhelming debt.

            MERGER ACTIVITY:

            On August 12, 2002, Titan entered into an Agreement and Plan of Merger (the "Merger") with Titan EMS Acquisition Corp., a wholly owned subsidiary of Ventures-National, Inc. ("Ventures"). The Merger became effective on August 30, 2002 at which time Titan became a wholly owned subsidiary of Ventures. Under the Merger, the holders of capital stock of Titan received an aggregate of 6,880,490 shares of common stock of Ventures, representing approximately 80% of the outstanding common stock of Ventures immediately following the Merger. Upon the completion of the Merger, Titan's directors and officers became directors and officers of the merged company. In addition, each outstanding option of Titan was converted into one option of Ventures.

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

            BASIS OF PRESENTATION:

            The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At August 31, 2003, the Company had a working capital deficit of $3,574,211 and an accumulated deficit of $8,208,979.

            Management plans to take the following steps that it believes will be sufficient to provide Titan with the ability to continue its operations:
Management intends to raise additional equity through a combination of equity and non-equity financing.. Titan plans to use the proceeds of theses transactions to expand its current product offering to allow for additional processing services for its customers. Management anticipates sales to grow as a result of additional customer offerings. Management believes that theses financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

            The accompanying consolidated statements of operations also include the operating results of SVPC Partners, LLC from September 1, 2001 to August 6, 2002 (date of merger with Titan), of Titan from August 7, 2002 to August 30, 2002, and of Ventures on August 31, 2002. During fiscal 2003, we purchased the assets of Eastern Manufacturing Corporation and therefore the results of this division have also been included since February 27, 2003.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            CONSOLIDATION POLICY:

            The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Titan EMS Acquisition Corp., which merged with Titan PCB West, Inc. under a reverse-merger effective August 30, 2002 and Titan PCB East, Inc. All material intercompany transactions have been eliminated.

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

            REVENUE RECOGNITION:

            The Company derives its revenue primarily from the sale of PCBs using customers' design plans and recognizes revenues when products are shipped to customers. Provisions for discounts to customers, estimated returns and allowances are provided for the same period the related revenue is recorded by using an estimate based on a percent of Accounts Receivable which is consistent with or historical activity and our industry peers policy. This allowance is also checked against the percentage of Accounts Receivable that are over 90 days and Accounts Receivable that may be in dispute due to a change in customer specifications. Given the current market conditions that percent is approximately four percent of outstanding accounts receivable. The percentage used may fluctuate as market conditions for our customers change over time.

            CASH AND CASH EQUIVALENTS:

            The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents and consist primarily of interest-bearing bank accounts and short-term debt securities. As of August 31, 2003, the Company had no short-term debt securities.

            CONCENTRATION OF CREDIT RISK:

            The Company generally extends credit to its customers, which are concentrated in the computer and electronics industries and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and provides an allowance for potentially uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At August 31, 2003, the Company provided an allowance for doubtful accounts of $65,211 and an allowance for sales returns of $24,000.

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

            The estimated service lives of property, equipment and improvements are as follows:

            Automobile                     5 years
            Office equipment               7 years
            Production equipment           7 years
            Leasehold improvements         3 years
            Software                       3 years

            INTANGIBLE ASSETS:

         Intangible assets include cost to acquire customer accounts, which is amortized on a straight-line basis over a period of five years. Accumulated amortization was $28,256 at August 31, 2003.

            LONG-LIVED ASSETS:

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

            During the year ended August 31, 2002, the Company purchased certain assembling equipment and fixed assets and incurred certain setup cost for its System Integration Division. Such cost was being capitalized as Construction in Progress. During the year ended August 31, 2003, the Company decided not to pursue this aspect of the business, sold the assets for $30,000 and wrote off the prior year's capitalized costs. Included in the non-recurring cost is loss of $495,274 related to disposing such assets and capitalized costs.

            ADVERTISING:

            The Company expenses advertising costs when incurred. Advertising expense totaled $22,483 and $6,146 for the years ended August 31, 2003 and 2002, respectively.

            BASIC AND DILUTED LOSS PER SHARE:

            In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. The number of outstanding shares and weighted average shares reflects a stock split of 3,866.667 to 1 which took place during the year ended August 31, 2002. As of August 31, 2003, the Company has approximately 2,364,000 common stock equivalents.

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

            COMPREHENSIVE INCOME:

            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2003 and 2002, the Company had no items that represented other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

            SEGMENT REPORTING:

            Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended August 31, 2003 and 2002, substantially all revenue has been derived from domestic operations.

            RECLASSIFICATION:

            Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

            STOCK BASED COMPENSATION;

            The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123. "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends, SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS NO. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the third quarter of fiscal 2003.

         At August 31, 2003, the Company had not adopted a stock-based compensation plan, but has issued options to certain of its employees and executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25. ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION to stock based employee compensation:

                                                  2003           2002
                                                  ----           ----
   Net loss, as reported ...................  $(6,500,428)   $(1,730,801)
   Add: Compensation recognized under
   APB No. 25 ..............................       34,650              -
   Deduct: Compensation recognized under
   FAS 123 .................................      (50,883)             -
                                              -----------    -----------
   Proforma net loss .......................  $(6,516,661)   $(1,730,801)
                                              -----------    -----------
   Loss per share:
     Basic and diluted, as reported ........  $     (0.52)   $     (0.26)
     Basis and diluted, proforma ...........  $     (0.53)   $     (0.26)

            NEW ACCOUNTING PRONOUNCEMENTS:

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

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement does not have a material effect on the Company's financial position, results of operations, or cash flows.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this Statement did not have a material impact to the Company's financial position, results of operations or cash flows.

         During October 2003, the FASB issued Staff Position No. FIN 46, deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement
133 on Derivative Instruments and Hedging Activities." Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement with the definitions of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instrument including puttable shares, convertible bonds, and dual indexed financial instruments. This Statement is effective for financial instruments entered into modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

3.  MERGERS AND ACQUISITIONS:

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

            MERGER WITH SVPC PARTNERS, LLC

            On August 6, 2002, prior to its merger with Ventures, and except for real estate and related obligations, Titan purchased all operating assets and assumed all operating liabilities of SVPC Partners, LLC (an affiliate company of Titan), by issuing 800,000 shares of Titan's stock to SVPC Partners, LLC. Before this acquisition, Titan had no revenue and limited operating expenses.
Subsequent to the transactions, SVPC Partners, LLC owned approximately 12% of the total issued and outstanding shares of Titan, while approximately 88% of those were owned by Irrevocable Children's Trust.

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

            ACQUISITION OF EASTERN MANUFACTURING CORPORATION

            On February 27, 2003, the Company's wholly owned subsidiary, Titan PCB East, Inc. ("Titan East"), acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuit boards using the patented HVR Flex(TM) process ("EMC"). Pursuant to an agreement, dated February 27, 2003, between Titan East and Eastern Bank ("Eastern Bank"), the secured lender of EMC, Eastern Bank sold to Titan East, among other things, equipment, work-in-progress, inventory, technology, patent licenses, and customer lists, by means of a foreclosure sale in accordance with the laws of the Commonwealth of Massachusetts and with the consent of EMC. The Company intends to continue to use the purchased assets to manufacture rigid-flex printed circuit boards, as well as time sensitive, high tech, prototype, and pre-production printed circuit boards.

            Pursuant to the terms of the Agreement, the purchase price was $500,000. The purchase price was determined by negotiation between the Company and Eastern Bank. The company incurred additional cost of $13,160 related to the purchase which have been added to the original purchase price.

            In a related but separate transaction, prior to the purchase of the EMC assets by Titan East, Titan East entered into an accounts receivable factoring agreement whereby Titan East purchased the current accounts receivable of $53,507 from EMC for $50,000.

            The purchase price of acquisition of EMC's assets was allocated as follows:

            Inventories                         $ 46,313
            Property and equipment               460,017
            Furniture and fixtures                 6,830
                                               ---------
            Purchase Price                      $513,160
                                                ========

            The allocation of the purchase price is preliminary and is subject to revision, which is not expected to be material, based on the final valuation of the net assets acquired. Merger related cost was expensed as incurred.

            The  proforma  financial   information  is  not  presented  as  this
acquisition was not considered significant or material on the date of the acquisition.

            INVESTMENT IN COESEN, INC.

            Effective March 5, 2003, the Company purchased ten (10) shares (the "Shares") of common stock, par value $0.01 per share, of Coesen Inc. Inc., a New Hampshire corporation ("Coesen Inc."), representing 33.3% of the issued and outstanding shares of Coesen Inc. common stock from Mr. Howard Doane pursuant to a Stock Purchase Agreement among the Company, Coesen Inc. and Mr. Doane (the "Stock Purchase Agreement"). In consideration for the Shares, the Company issued thirty thousand (30,000) shares of its common stock and paid $5,000 in cash, to Mr. Doane. In connection with the acquisition of the Shares, David M. Marks, Director of the Registrant, was elected to the Board of Directors of Coesen Inc. and Mr. Doane resigned as a director of Coesen Inc.. In addition, Mr. Doane and the two other stockholders of Coesen Inc. entered into a stockholders agreement with Coesen Inc. dated as of March 5, 2003 pursuant to which the stockholders agreed not to take actions not in the ordinary course of business including, without limitation, incurring of indebtedness outside the ordinary course, liquidating or dissolving Coesen Inc., merging or consolidating Coesen Inc. with another entity, issuing or redeeming any equity, in each case without the prior written consent of the Company.

4.  INVENTORIES:

            Inventories as of August 31, 2003 consist of the following:

            Raw materials          $158,765
            Work in process         198,849
            Finished goods           50,575
                                   --------
                                   $408,189
                                   ========

            At August 31, 2003, the reserve for obsolescence was $30,000, which represents an increase of $10,000 from August 31, 2002

5.  PROPERTY, EQUIPMENT, AND IMPROVEMENTS:

            A summary as of August 31, 2003, is as follows:

            Automobiles                                        $   26,684
            Office equipment                                       56,895
            Production equipment                                3,065,355
            Leasehold improvements                                373,674
            Software                                               26,149
                                                               ----------
                                                                3,548,757

            Less accumulated depreciation and amortization        797,109
                                                               ----------
                                                               $2,751,648
                                                               ==========

            Depreciation and amortization expense for property, equipment, and improvements amounted to $422,391 and $420,727 for the years ended August 31, 2003 and 2002, respectively.

6.  INTANGIBLE ASSETS:

            A summary is as follows:

            Customer list                    $  65,194
            Less accumulated amortization       28,256
                                             ---------
                                             $  36,938
                                             =========

            Amortization expense for intangible assets amounted to $13,044 and $13,029 for the years ended August 31, 2003 and 2002.

7.  PRIVATE PLACEMENT OFFERING AND DEBT CONVERSION:

            We raised $1,990,516 (net of related cost) from our private placement offering that closed on January 9, 2003 (the "Private Placement") and two additional private placements on February 3, 2003. In connection with these placements, the Company issued 3,125,124 shares of Common Stock at $0.75 per share (which includes self imposed company penalty for late registration of shares). Of the total raised to date, we received $1,690,516 during the year 2003 and $300,000 during August 2002.

            During the quarter ended February 28, 2003, the Company had two notes/loans payable to related parties, which were converted into a total of 2,458,862 shares of common stock at $0.75 per share. During the quarter ended November 30, 2002, the Company had two non-interest bearing loans payable totaling $300,000 ($150,000 each) which were converted into 400,000 shares of common stock at $0.75 per share.

8.  LOANS AND NOTES PAYABLE:

            NON-RELATED PARTIES

             On June 28, 2002, the Company entered into a loan and security agreement (the "Alco Agreement") with Alco Financial Services ("Alco"), an entity owned by an individual who subsequently became a member of its Board of Directors at the time, and paid a loan fee of $24,000 which is being amortized to interest expense at $2,000 per month. Under the terms of the Alco Agreement, the Company can borrow up to the sum of (1) 80% of the net face value of the Titan PCB West Inc.'s eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of eligible inventory. The Alco Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement originally matures on June 28, 2003 and extended to December 2003, and is secured by all accounts receivable and inventory of the Titan PCB West, Inc. The Company is subject to certain restrictions and covenants under the Alco Agreement. During the year ended August 31, 2003, the Company amortized loan fees of $18,000 and paid interest of $159,438. During the quarter ended February 28, 2003, the owner of Alco resigned as a member of the Company's Board of Directors. The outstanding principal balance was $1,005,639 at August 31, 2003 and was paid off in November 2003.

                       On May 9, 2003, the Company entered into a loan and security agreement (the "Equinox Agreement") with Equinox Business Credit Corp. ("Equinox"), and paid a loan fee of $19,000 which was expensed during the year. Under the terms of the Equinox Agreement, the Company can borrow up to the sum of (1) 70% of the net face value of the Titan PCB East Inc.'s eligible accounts receivable, plus (2) $400,000 against the eligible property and equipment. The Equinox Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement matures on June 28, 2005 and is secured by all accounts receivable and inventory of the Titan PCB East, Inc. The Company is subject to certain restrictions and covenants under the Agreement. During the year ended August 31, 2003, the Company paid interest of $77,017. The outstanding principal balance was $346,421 at August 31, 2003.

            RELATED PARTIES

            Before the re-capitalization between Titan and SVPC Partners, LLC on August 6, 2002, Ohio Investors of Wisconsin, an affiliate of Titan, paid off the outstanding balance of the term loan owed by SVPC Partners, LLC for approximately $3,141,146. SVPC Partners, LLC sold the land and buildings to Ohio Investors Wisconsin for approximately $1,400,000, which was used to reduce the amount owed to Ohio Investors of Wisconsin to $1,741,146. The Company entered into a loan agreement with Ohio Investors of Wisconsin for the remaining unpaid balance of $1,741,146. At the option of Ohio Investors of Wisconsin loan balance is convertible into 2,321,528 shares of Ventures' common stock after the merger with Ventures at a price of $0.75 per share, which approximates the fair market value per share based on the management's assessment. Based on the conversion terms, no beneficial conversion feature is included with this convertible note. According to EIFT 00-27, no discount or premium is recorded. Subsequent to August 31, 2002, the Company converted the outstanding balance of this loan into 2,321,528 shares of Ventures' common stock at $0.75 per share.

            At November 30, 2002, the Company owed approximately $353,000 of a non-interest bearing loan to a major shareholder. In December 2002, $103,000 of the obligation was converted into 137,333 shares of common stock at $0.75 per share. In addition, the Company made cash repayments of $50,000 during the year. $200,000 remained unpaid as of August 31, 2003.

            In August 2002, the Company obtained two non-interest bearing loans payable totaling $300,000 ($150,000 each). Subsequent to August 31, 2002, the Company converted the outstanding balance of this loan into 400,000 shares of Ventures' common stock at $0.75 per share.

            The Company had two unsecured 10% loans payable totaling $195,735 to affiliated companies. On August 31, 2002, the Company converted the loans into 130,490 shares of its common stock at $1.50.

            On February 27, 2003, the Company entered into an unsecured promissory note agreement with several individual lenders. Under the terms of the agreement, the Company agreed to sell up to $640,000 principal amount of promissory notes to these individual lenders which notes have an interest rate of the lower of (i) 24% or (ii) maximum legal rate. Interest on these notes is payable quarterly, and unpaid principal and interest shall be payable on February 27, 2004. In connection with this financing, on February 27, 2003, the Company issued 320,000 shares of its common stock to the lenders as a financing cost with a value of $240,000, which was classified as discount of the notes. For the year ended August 31, 2003, the Company amortized $106,965 of the discount using the interest method. As of August 31, 2003, the investors had purchased and the Company had issued promissory notes under this Agreement having an aggregate principal amount of $505,965 (net of unamortized discount of $134,035)

         In August 2003, the Company received two short-term loans from our CEO and President in the amounts of $150,000 and $50,000, respectively.

9.  LONG-TERM DEBT:

            A summary as of August 31, 2003, is as follows:

            Unsecured 6.25% note payable to a financing company, payable in monthly installments of $11,133, including interest. The unpaid balance of $230,771 is all current as of August 31, 2003. The Company also has a term loan form Equinox which it entered into on May 9, 2003 for $441,330 which is payable in equal monthly installments of $12,259 thru May 2006.

            In January 2002, SVPV Partners, LLC secured a non-interest bearing auto loan for $15,700 and is required to make monthly payments of $436 through February 2005. As of August 31, 2003, the outstanding balance of this loan was $7,850 which was expected to be repaid within the next fiscal year. The Company assumed the outstanding balance of this loan pursuant to its purchase of SVPC Partners, LLC on August 6, 2002.

            A summary of the long-term debt maturities at August 31, 2003 is as follows:

            Year ending August 31,
            2004                        $377,938
            2005                         147,110
            2006                         110,332
            Thereafter                        --
                                        --------
                                        $635,380
                                        ========

10.  OBLIGATIONS UNDER CAPITAL LEASES:

            The following is a schedule by years of future minimum lease payments required under capital lease obligations together with the present value of the net minimum lease payments, as of August 31, 2003:

            Year ending August 31,

            2004                                           $260,690
            2005                                            137,005
            2006                                             96,994
            Thereafter                                           --
                                                           --------
            Total minimum lease payments                    494,689
            Less amounts representing interest               61,057
                                                           --------
            Present value of net minimum lease payments     433,632
            Less current portion                            204,751
                                                           --------
                                                           $228,881
                                                           ========

            The  cost  of  property  and  equipment  under   capitalized   lease
obligations was $550,000, with related accumulated depreciation and amortization of $170,238 as of August 31, 2003.

11.  INCOME TAXES:

            Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of August 31, 2003 and 2002, has been established to reflect these uncertainties. As of August 31, 2003, the deferred tax asset before valuation allowances is approximately $2,368,000, for federal purposes.

            Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

            Income tax provision amounted to $0 for each of the years ended August 31, 2003 and August 31, 2002 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Computed tax at federal statutory rate of 34%           $(2,210,000)
Other changes of temporary differences                      (60,000)
Change in valuation allowance                             2,270,000
                                                        -----------
                                                        $        --
                                                        ===========

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

            Deferred tax assets:
              Allowance for doubtful accounts                   $     30,000
              Inventory reserve                                       10,000
              Accrued vacation                                        30,000
              Reserve for lawsuit                                     48,000
              Net operating losses carryforwards                   2,250,000
                                                                ------------
              Net deferred assets before valuation allowance       2,368,000
              Valuation allowance                                 (2,368,000)
                                                                ------------
                Net deferred tax assets                         $         --
                                                                ============

            At August 31, 2003, the Company has available unused net operating losses carryforwards of approximately $6,618,000 for federal purposes that may be applied against future taxable income and that, if unused, begin to expire in 2022.

12.  STOCK OPTIONS:

            As of August 31, 2003, the Company has not established an employee stock option plan. However, in August 2002, the Company granted 710,000 stock options to its Chief Executive Officer and its Vice President of Sales. The exercise price for these options, based on the management's assessment, is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than five years from the grant date and are vested upon granted. During the year 2003, the Company issued 1,920,000 options at prices ranging from $0.75 to $4.00. The Company also cancelled certain options which ranged in price from $1.50 thru $2.00.

                                                                     WEIGHTED
                                                                     AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ----------   --------------

    Options outstanding at August 31, 2001........             -    $   -
    Options granted...............................       710,000        1.50
    Options canceled..............................             -        -
    Options exercised.............................             -        -
                                                      ----------
    Options outstanding at August 31, 2002........       710,000        1.50
    Options granted...............................     1,920,000        1.62
    Options canceled..............................    (1,415,000)       1.42
    Options exercised.............................             -        -
                                                      ----------
    Options outstanding at August 31, 2003........     1,215,000        1.23
                                                      ==========


         Summarized information about stock options outstanding at August 31, 2003 is as follows:

                                                                                    EXERCISABLE
                                                             WEIGHTED    -------------------------------
                                                             AVERAGE      WEIGHTED              WEIGHTED
                                               NUMBER OF    REMAINING      AVERAGE              AVERAGE
    RANGE OF                                    OPTIONS    CONTRACTUAL    EXERCISE  NUMBER OF   EXERCISE
 EXERCISE PRICES                              OUTSTANDING     LIFE          PRICE    OPTIONS      PRICE
 ---------------                              -----------  -----------    --------- ---------   ---------
   $ 0.75...............................        515,000         4.92      $  0.75     103,000   $  0.75
     1.50...............................        675,000         4.08         1.50     207,000      1.50
     4.00...............................         25,000         4.33         4.00       5,000      1.00
                                              ---------                                ------
                                              1,215,000                               315,000
                                              =========                               =======

         For the years ended August 31, 2003 and 2002, options to purchase 315,000 and 142,000 shares, at weighted average exercise prices of $1.29 and $1.50, respectively, of Common Stock were exercisable with the remaining options becoming exercisable at various dates through July 31, 2008.

         Generally, when shares acquired pursuant to the exercise of incentive stock options are sold within one year of exercise or within two years from the date of grant, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised. When nonqualified stock options are exercised, the Company derives a tax deduction measured by the amount that the fair market value exceeds the option price at the date the options are exercised.

The fair value of each stock  option is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

                                                      2003      2002
                                                    --------  --------

                        Dividend yield...........       0%      N/A
                        Expected volatility......      67%      N/A
                        Risk free interest rate..    4.17%      N/A
                        Expected life (years)....     3.0       N/A


            The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. Additional awards in future years are anticipated.

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

13.  WARRANTS:

            There were 350,000 warrants issued to Star Consulting in the year ended August 31, 2002, but these were subsequently cancelled in the year ended Augusts 31, 2003. There were three issuances of warrants in 2003. The first warrant for 48,753 was issued to Reitler Brown, our legal counsel, in connection with the payment for legal services. The second and third sets of warrants were issued to SBI-Securities and SBI-USA for a total of 1,100,000 shares at $0.75 per share. This is in connection with the private offering registered in our SB-2 filing in August 2003 in which to date we have raised approximately $520,000 of which $445,000 has been raised subsequent to year end.

            Our largest shareholder, Irrevocable Children's Trust ("ICT"), issued 1,000,000 warrants to purchase shares of common stock owned by ICT to each of Mr. Ciri and Mr. Glashow to entice them to serve as our Chief Executive Officer and President, respectively. These warrants were issued for the purchase of their shares at $0.50 each and no additional stock will be issued from the Company in exchange for these warrants, but will be forthcoming from this shareholder.

14.  RETIREMENT PLAN:

            The  Company  has  established  a 401(k)  plan for the  benefits  of employees effective September 1, 2003 and therefore made no contributions for the year ended August 31, 2003 and 2002. This plan allows for the employee to contribute up to 75% of their pay to the IRS maximum allowable contribution per year. The Plan includes a discretionary match based on the Company's profitability.

15.  COMMITMENTS:

            The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of August 31, 2003:

                                  REAL ESTATE     OTHER         TOTAL
                                  -----------     -----         -----

    Year Ending August 31,
       2004                       $   358,087    $  6,478     $   364,565
       2005                           301,688       6,478         308,166
       2006                           352,934       5,358         358,292
       2007                           406,887       2,600         409,487
       2008                           437,670           -         437,670
       Thereafter                     184,694           -         184,694
                                  -----------    --------     -----------
           Totals                 $ 2,041,960    $ 20,914     $ 2,062,874
                                  ===========    ========     ===========

            All leases expire prior to January 2009. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. Rent expense totaled $793,070 and $309,614 for the years ended August 31, 2003 and 2002.

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

            In February 2003, the Company entered into an at-will employment agreement with its divisional Vice President of Sales ("Sales VP") that allows for either the Company or the Sales VP to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary plus bonuses, which are based on achieving certain monthly sales quotas and normal employee benefits. This at-will employment agreement is for a term of one year from the date of the agreement. In the event the Sales VP is terminated without cause, the Company will pay two (2) months of base salary as severance and continuation of normal employee benefits during the two (2) month severance period. In addition, the Company granted 25,000 restricted shares of the Company's common stock to the Executive.

            In May 2003, the Company entered into an at-will employment agreement with its Chief Technology Officer ("CTO") that allows for either the Company or the CTO to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary plus bonuses, which are based on achieving certain monthly sales quotas and normal employee benefits. This at-will employment agreement is for a term of one year from the date of the agreement. In the event the CTO VP is terminated without cause, the Company will pay twelve (12) months of base salary as severance and continuation of normal employee benefits during the twelve (12) month severance period. In addition, the Company granted 25,000 restricted shares of the Company's common stock to the Executive.

            In July 2003, the Company entered into an at-will employment agreement with its Chief Executive Officer ("CEO") that allows for either the Company or the CEO to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary of $1. Our largest shareholder, Irrevocable Children's Trust has also granted our CEO 1,000,000 warrants to purchase shares of common stock owned by ICT at $.50 per share exercisable for a period of three years.

            In July 2003, the Company entered into an at-will employment agreement with its President that allows for either the Company or the President to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary of $1. Our largest shareholder, Irrevocable Children's Trust has also granted our President 1,000,000 warrants to purchase shares of common stock owned by ICT at $.50 per share exercisable for a period of three years.

16.  STOCKHOLDERS' EQUITY:

            Transactions of stockholders' equity during the year ended August 31, 2003 are summarized by type in the following table:

                                                                                        COMMON STOCK
                                                                          NUMBER        & ADDITIONAL
                                                                         OF SHARES     PAID IN CAPITAL
                                                                        ------------   ---------------
Beginning balance at 8/31/02.....................................         6,979,701       $1,188,694
Issuance of common stock as financing costs (1)..................           320,000          240,000
Issuance of common stock for professional services (2)...........         1,161,000          921,180
Issuance of common stock as investment in Coesen , Inc.(3).......            30,000           22,500
Issuance of common stock for debt conversion (4).................         2,858,862        2,144,147
Issuance of common stock in relation to employment contracts (5).            50,000           37,500
Issuance of common stock in public offering, net (6).............         3,125,124        1,990,516
Issuance of common stock in private offering (7).................           100,000           75,000
Issuance of warrants as financing costs for future offering (8)..                 -          507,375
Issuance of options as director fees (9).........................                 -          161,532
Issuance of options as employee options (10).....................                 -          173,250
Issuance of warrants by shareholder for consulting service (11)                   -        1,537,600
Issuance of warrants by stockholder for professional services (12)                -          165,000
                                                                         ----------       ----------
Ending balance at 8/31/03........................................        14,624,687       $9,164,294
                                                                         ==========       ==========

(1) In order to facilitate the purchase of the assets of Eastern Manufacturing Corporation ("EMC"), mentioned elsewhere within this document, the Company issued $640,000 24% notes which carried attached common stock at a share for every $2.00 invested.. This stock was issued at a price of $0.75 and is being amortized to interest expense using the interest method over the one-year life which ends in February 2004.

(2) The Company had many consultants and professionals during the year and as part of their compensation, these consultants were issued stock in the amount of 1,161,000 shares in varying prices ranging from $0.75 to $1.30 or an average price of $0.79/share

(3) On March 5, 2003, the Company purchased a 33.3% share in Coesen, Inc. for $5,000 and the issuance of 30,000 shares.

(4) During the year 2003, the Company had two notes/loans payable to related parties, which were converted into a total of 2,458,862 shares of common stock at $0.75 per share. During the quarter ended November 30, 2002, the Company had two non-interest bearing loans payable totaling $300,000 ($150,000 each) which were converted into 400,000 shares of common stock at $0.75 per share.

(5) As part of two employment agreements, the Company issued to two employees 25,000 shares each.

(6) We raised $1,990,516 (net of related cost) from our private placement offering that closed on January 9, 2003 (the "Private Placement") and two additional private placements on February 3, 2003. In connection with these placements, the Company issued 3,125,124 shares of Common Stock at $0.75 per share (which includes self imposed company penalty for late registration of shares).

(7) In August 2003, the Company raised $75,000 through the exercise of 100,000 SBI warrants.

(8) The Company issued to SBI warrants as financing cost related to upcoming offerings.

(9) On July 24, 2003, the Company issued 50,000 options at $0.75 per share to each of its four directors. At the time of grant, the market price was $1.30. The Company computed the fair value of these options using the Black-Scholes model. Since these options were vested immediately, the fair value of the options was expensed upon granted.

(10) On July 24, 2003, the Company issued 315,000 options at $0.75 per share to five of its employees. At the time of grant, the market price was $1.30. The Company expensed the intrinsic value of these options in accordance with APB 25. 20% of these options were vested upon granted and additional 20% will be vested at the each of the anniversary date. The Company expensed 20% of the intrinsic value of these options during the year ended August 31, 2003 and the remaining amount was classified as deferred compensation.

(11) On July 29, 2003, Irrevocable Children's Trust, our largest shareholder, issued 1,000,000 warrants to purchase shares of common stock owned by ICT at $0.50 per share to each Mr. Bob Ciri and Mr. Andrew Glashow as part of employment agreements to serve as our Chief Executive Officer and President, respectively. The Company computed the fair value of these warrants using the Black-Scholes model. The fair value of the options was amortized and expensed over the term of the employment contracts.

(12) Irrevocable Children's Trust, our largest shareholder, issued 150,000 shares to Trilogy Capital Partners in order to entice Trilogy to promote the Company's stock. The Company expensed the fair value of the shares upon grant.

17. RELATED PARTY TRANSACTIONS:

            On August 18, 2003, Irrevocable Children's Trust ("ICT"), our largest shareholder granted 150,000 shares of the Company's common stock to Trilogy Capital Partners, Inc. for service performed for the Company. Fair value of shares totaling $165,000 was expensed during the year ended August 31, 2003.

            On July 29, 2003, ICT, our largest shareholder, issued 1,000,000 warrants to purchase shares of common stock owned by ICT at $0.50 per share to each Mr. Bob Ciri and Mr. Andrew Glashow to purchase ICT's ownership of the Company's common stock as part of employment agreements to serve as our Chief
Executive Officer and President, respectively. The fair value is determined based on the Black-Scholes model with a total valuation of $1,537,600. The Company expensed $164,292 during the year ended August 31, 2003 and the remaining amount was classified as deferred compensation which will be amortized over the term of the employment contracts. In addition, under the employment agreements, ICT will issue 50,000 shares of common stock to each Mr. Ciri and Mr. Glashow upon the completion of the agreements. The Company expensed $24,574 related to these shares granted during the year ended August 31, 2003.

            The Company accounted for the transactions between ICT and consultants and employees in accordance with Staff Bulletin Board (SAB) 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)" which requires the Company to record expense for services paid by the stockholders.

            During the year ended August 31, 2003, the Company converted outstanding loans to related parties totaling $1,844,147 into 2,458,862 shares of common stock.

18.  LEGAL PROCEEDINGS:

TITAN V. ELECTRONIC MANUFACTURING GROUP, INC. ("EMG")

The Company filed a litigation in California Superior Court for collection of unpaid invoices for sales made to EMG. The motion is set for hearing on November 13, 2003. Based on the preliminary evaluation of case, it is not clear that these receivables will be collectible. As of August 31, 2003, the Company accrued $12,000 as allowance for doubtful accounts.

TITAN V. CVPC, INC.

The Company filed a litigation in California Superior Court for collection of unpaid invoices for sales made to CVPC, Inc. and its principal, Greg Short, based on personal guarantee and alter ego theories. Titan dismissed Mr. Short without prejudice and has obtained default judgment for approximately $44,000 against CVPC, Inc., it is not clear that these receivables will be collectible. As of August 31, 2003, the Company accrued $44,000 as allowance for doubtful accounts.

NORTHERN LAMINATE V. TITAN

Northern Laminate Sales, Inc. ("Norther Laminate") filed an action against the Company in the Superior Court on a claim of successor liability to enforce a default judgment in the amount of $61,033 entered against Eastern Manufacturing Corporation ("EMC"). Northern Laminate alleges that the Company succeeded to EMC's alleged contractual obligations when the Company purchased EMC's assets in a secured party sale form Eastern Bank in February 2003. The Company denies liabilities for EMC's debts on the grounds that it does not hold itself out as a continuation of EMC, and that the mere purchase of EMC's assets, without more, does not make the Company the "successor" of EMC as a mater of law. Northern Laminate has since moved to amend its complaint to add claims for breach of contracts and violations of G.L. c. 93A, based on the Company's failure to pay for goods in the amount of $11,327 received since commencement of the action. The Company believed that the case is without merit and has not accrued any of this claims in the accompanying financial statements.

DISPUTE WITH ORBOTECH

The Company has a dispute with Orbotech regarding a claim of approximately $300,000 involved a default under a CAM Software License and Service Agreement and Consolidated Agreement executed by SVPC Partners, LLC on July 30, 2001. The Company has outstanding payable to Orbotech approximately $223,000 as of August 31, 2003. The Company is in negotiation with Orbotech and attempt to reconcile the claim amount and the Company's records. The Company believes that its payable amount is sufficient in pursuant with the original debt agreement and does not believe any additional accrual is necessary.

DANA WARD V. SVPC CIRCUIT SYSTEMS, INC. AND SVPC PARTNERS, LLC
--------------------------------------------------------------

Dana Ward, a former employee of SVPC Circuit Systems, Inc. and SVPC Partners, LLC, is alleging pregnancy discrimination and wrongful termination. The Company plan on settling this case for approximately $85,000. As of August 31, 2003, the Company accrued $140,000 related to the settlement and legal fees.

19.  SUBSEQUENT EVENT:

            On November 24, 2003, the Company restructured all of its existing debt into a new debt instrument from Laurus Master Fund, Ltd. The new debt instrument consists of a $2.1 million 36 month term note with the first note payment occurring 90 days from the closing date as well as a $4.0 million revolving line of credit; whereby the Company can borrow up to 85% of the eligible accounts receivable. Both notes are convertible into shares of the Company's common stock and have attached warrants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

            Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below are the directors executive officers of the Company and their ages as of August 31, 2003 and positions held with the Company, as follows:

         NAME                      AGE               POSITION
         ----                      ---               --------
         Robert Ciri               51      Chairman of the Board, Chief Executive  Officer, and Director
         Andrew Glashow            40      President and Director
         James Patty               48      Director
         David M. Marks            35      Director
         Joel Gold                 66      Director
         Stephen Saul Kennedy      35      Vice President Sales, Titan PCB West, Inc.
         Daniel Guimond            45      Acting Chief Financial Officer and Corporate Controller
         Alfred Covino             44      Divisional Vice President of Sales
         Joseph Thoman             48      Chief Technology Officer

            Robert Ciri. Mr. Ciri has been a Director of the Company since March 3, 2003 and was appointed as Chairman of the Board of Directors on May 13, 2003 and Chief Executive Officer on July 29, 2003. Since July, 1998, Mr. Ciri has been a partner in and is a co-founder of a financial management consulting firm STAR Associates, LLC where he focuses in various areas of high technology and health care. Prior to this, from January 1996 to May 1998, Mr. Ciri was associated with the Venture Fund of Washington where he held various positions in affiliated companies including that of CEO of ConexSys, Inc., an internet and data warehouse company and President and COO of APACHE Medical Systems, Inc., a public healthcare software and data mining corporation which he led to a successful initial public stock offering. Previously, Mr. Ciri had been with Hewlett-Packard Company for fifteen years until 1995 where he served in various positions including North American Field Operations Manager. Effective July 29, 2003 Mr. Ciri was elected as our Chief Executive Officer and remains as a Director.

            Andrew Glashow. Mr. Glashow was appointed President effective July 29, 2003. Mr. Glashow is a senior director and founding partner of Star Associates, LLC, a financial management consulting firm and has been a managing director of Star Associates, LLC since July 1998. Mr. Glashow specializes in various areas of high technology, financial services, and transition technology in the consumer products industry. From 1996 to 1998, Mr. Glashow owned and operated a corporate finance firm, Glashow Associates, specializing in the placement of capital for small emerging growth companies. Andrew graduated from the University of New Hampshire's Whitemore School of Business and Economics with a B.A. in Economics.

            James E. Patty. Mr. Patty has been a Director and our President and Chief Executive Officer since February 21, 2003 too July 29, 2003. Before joining us, from June 2001 until his becoming Chief Executive Officer of our Company, Mr. Patty was President and Founder of Global Business Solutions Inc., a management consulting firm based in Campbell, California that provides services to executive management and boards of directors of several companies. From May 1999 to June 2001, Mr. Patty was President and Chief Executive Officer of VPNet Technologies (Milpitas, CA), where he was instrumental in significantly increasing the market value of the company prior to its sale to Avaya Communications, Inc. for $235.0 million. From March 1998 to May 1999, Mr. Patty was vice president of GET Manufacturing, an Asian electronic manufacturing services company, where he was instrumental in re-engineering the company's operations in Asia, Mexico and the United States before its sale to Jabil Circuits for $280 million. From March, 1996 to February, 1998 Mr. Patty was chief executive officer and operating and senior vice president of Alsphasource Manufacturing Services, an international EMS company headquartered in Bangkok, Thailand. Mr. Patty has had additional senior management and engineering experience with ATI, Maxtor, Motorola, and Four Phase Systems.

            David M. Marks. Mr. Marks was our Chairman of the Board of Directors from September 15, 2002 to May 13, 2003. Mr. Marks remains as one of our Director. Mr. Marks has served as Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 (the "Trusts") since 1994. The Trusts currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has the responsibility in overseeing all investments by the Trusts with responsibilities beginning at acquisition and continuing through ownership. Mr. Marks generally acts in the capacity of officer or director for all of the operating companies that are vehicles for investments by the Trusts and is involved in strategic planning, and major decision-making. Mr. Marks holds a BS in Economics from the University of Wisconsin.

            Joel Gold. Mr. Gold was appointed as a Director on May 13, 2003. Since December 1999, Mr. Gold has been Executive Vice President - Investment Banking at Berry-Shino Securities, Inc., a brokerage services firm which provides institutional sales, investment banking and proprietary research to clients around the world. From September 1997 to December 1999, Mr. Gold was Vice Chairman of Coleman and Company Securities, Inc., an underwriting firm. From April 1996 through September 1997, Mr. Gold was Executive Vice President and head of investment banking at L.T. Lawrence Co., an investment banking firm. From April 1995 to April 1996, Mr. Gold was a managing director and head of investment banking at Fechtor & Detwiler. Previously, Mr. Gold was a managing director Bear Stearns & Co., an investment banking firm and before that a managing director at Drexel Burnham Lambert for nineteen years. He is currently a member of the Board of Directors of Concord Camera and Sterling Vision, Inc. and Geneva Financial Corp. Mr. Gold has a law degree from New York University and an MBA from Columbia Business School.

            Stephen Saul Kennedy. Mr. Kennedy has been an employee of our predecessor companies SVPC and Circuit Systems Inc. since 1988. Mr. Kennedy was a top Sales Manager and Sales Executive for SVPC and subsequently Circuit Systems Inc. Since 1988 Mr. Kennedy has worked as both as an Inside and Outside Sales Executive as well as overall sales management for the SVPC. He has been instrumental in SVPC's sales growth from 1988 to 1999. Mr. Kennedy holds a B.S. in Economics from Santa Clara University and was a Commissioned Officer in the United States Army.

            Daniel Guimond. Mr. Guimond has served as Acting Chief Financial Officer and Controller since July 2003. From 1997 until 2003, Mr. Guimond served as the Corporate Finance Manager of PCD Inc. From 1987 to 1997, Mr. Guimond was the Corporate and Tax Accounting Manager at Bailey Corporation specializing in all aspects of the corporate accounting environment. Mr. Guimond's areas of expertise include consolidations, FASB integration, external auditor and tax interaction and tax preparation. Mr. Guimond is a manga cum laude graduate of Southern New Hampshire University with a B.A. in Management Advisory Services.

            Alfred Covino. Mr. Covino has served as Divisional Vice President of Sales since the acquisition of Eastern Manufacturing Corporation in February 2003 where he was formerly the Vice President of Sales and Marketing. Mr. Covino has over twenty years of experience in the sale and development of flex, rigid-flex, and related packaging products. Prior to joining Eastern, he was the founder and President of Strataflex USA, a subsidiary of Strataflex Canada Corp., which specializes in the design and development of complex flex, sculptured, and rigid-flex printed circuits and assemblies. He has also held Sales and Project Management positions with Parlex Corp and Interflex Corp, and was involved in the development of MRP and business management systems. Fred is the co-founder and President of Coesen Inc. Inc. a technology development company located in Hudson New Hampshire.

         Joseph Thoman. Mr. Thoman has served as Chief Technology Officer since May 2003. For the past nine years, Mr. Thoman was the Vice President of Operations for Eastern Manufacturing Corporation. He has a twenty-nine year history in the engineering, development and manufacturing of both rigid and flexible printed circuits. Prior to joining Eastern, he held the position of Director of Engineering for one of the Teledyne Electronics divisions where he was responsible for R & D, product development, quick turn manufacturing and assembly. Mr. Thoman has shared authorship of several process patents for rigid-flex manufacturing. Prior to Teledyne he held a senior engineering position with Teradyne Connections Systems as part of a team to build a manufacturing facility for over sized backplane printed circuit manufacturing.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the Company's Chief Executive Officer and each of the other four highly paid executive officers during the year ended August 31, 2003.

                                                                              LONG-TERM
                                                                           COMPENSATION(2)
                                                                           ---------------
                                                                              NUMBER OF
                                                                                SHARES
                                                                             UNDERLYING
                                                                             ----------
                                                ANNUAL COMPENSATION (1)
                                                -----------------------        OPTIONS             ALL-OTHER
NAME AND PRINCIPAL POSITION          YEAR      SALARY($)         BONUS($)    GRANTED(#) (4)   COMPENSATION($)(X)
---------------------------          ----      ---------         --------    --------------   ------------------
Robert Ciri                            2003   $        1(2)       $    -               -          $  202,433(10)
Chairman of the Board and
Chief Executive Officer

Andrew Glashow                         2003   $        1(3)       $    -               -          $  202,433(10)
President and Director                 2002            -               -               -                   -
                                       2001            -               -               -                   -

James E. Patty                         2003   $   84,000(4)       $    -               -                $  -
Former President, Chief Executive      2002            -               -               -                   -
Officer, and Acting Treasurer          2001            -               -               -                   -


Louis J. George                        2003   $  165,000(5)       $    -               -                $  -
Former Managing Director of
Operations for California; Former
President, Chief Executive Officer,
Acting Treasurer and Director

Stephen S. Kennedy                     2003    $125,000           $    -               -                $  -
Vice President, Sales,                 2002         528(6)             -               -                   -
Titan PCB West, Inc.


Alfred Covino                          2003   $  64,000(7)        $    -               -           $  18,750
Vice President, Sales,
Titan PCB East, Inc.

Joseph Thoman                          2003   $38,462(8)          $    -               -           $  18,750
Chief Technology Officer

Daniel Guimond                         2003   $   23,077(9)       $    -               -                $  -
Acting Chief Financial
Officer and Corporate Controller

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the executive officer during the years reported.

(2) Mr. Ciri was appointed Chairman on May 13, 2003 and Chief Executive Officer on July 29, 2003. Mr. Ciri has an annual salary of $1.00. Other compensation represents the value of warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50 and an expiration date of July 29, 2006 provided to Mr. Ciri by Irrevocable Children's Trust our largest shareholder and options to purchase 50,000 shares of common stock with an exercise price of $0.75 and an expiration date of July 24, 2008. Star Associates LLC, of which Mr. Ciri is a member, receives a monthly payment of $18,000 in return for consulting services provided to us.

(3) Mr. Glashow was appointed President and a Director on July 29, 2003. Mr. Glashow has an annual salary of $1.00. Other compensation represents the value of warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50 and an expiration date of July 29, 2006 provided to Mr. Glashow by Irrevocable Children's Trust our largest shareholder. Star Associates LLC, of which Mr. Glashow is a member, receives a monthly payment of $18,000 in return for consulting services provided to us.

(4) Mr. Patty was appointed President and Chief Executive Officer on February 21, 2003 and resigned as President and Chief Executive Officer on July 29, 2003. Mr. Patty's annual salary while Chief Executive Officer was $84,000. As of July 10, 2003 Mr. Patty's annual salary is $1.00. Other compensation represents the value of options to purchase 50,000 shares of common stock with an expiration date of July 24, 2008.

(5) Mr. George was appointed President and Chief Executive Officer effective August 30, 2002 upon completion of the merger with Titan PCB West, Inc. His then annual salary was $165,000. Mr. George resigned as an executive officer and director effective January 10, 2003 and as Manager of our Santa Clara, California operations effective April 15, 2003. Other compensation represents the value of options to purchase 350,000 shares of common stock with an exercise price of $1.50 per share and an expiration date of July 31, 2007. The options have been canceled with the mutual consent of Mr. George and the Company.

(6) Mr. Kennedy was appointed Vice-President-Sales effective August 30, 2002. The $538 represents one day's earnings based on an annual salary of $140,000 computed based on a 52-week year and a 5-day work week. Mr. Kennedy's original salary was $140,000 per annum. Mr. Kennedy's salary was adjusted to $125,000 per annum effective March 1, 2003. Other compensation represents the value of options to purchase 360,000 shares of Common stock with an exercise price of $1.50 per share and an expiration date of July 31, 2007.

(7) Mr. Covino has served as Divisional Vice President of Sales since the acquisition of Eastern Manufacturing Corporation in February 2003. His employment agreement carries a $120,000 salary with bonuses specified at certain financial targets. As part of his employment agreement, Mr. Covino was granted 25,000 restricted shares. The $18,750 other compensation is the value of these shares at $0.75 each. The Company amortized the fair value over the term of the agreement and expensed approximately $5,500 during the year ended August 31, 2003 and the remaining amount was classified as deferred compensation.

(8) Mr. Thoman has served as Chief Technology Officer since the acquisition of Eastern Manufacturing Corporation in May 2003. His employment agreement carries a $120,000 salary with bonuses specified at certain financial targets. As part of his employment agreement, Mr. Thoman was granted 25,000 restricted shares. The $18,750 other compensation is the value of these shares at $0.75 each. . The Company amortized the fair value over the term of the agreement and expensed approximately $5,500 during the year ended August 31, 2003 and the remaining amount was classified as deferred compensation.

(9) Mr. Guimond has served as Acting Chief Financial Officer and Corporate Controller since June 2003. As part of his compensation package, he was awarded 75,000 options at an exercise price of $0.75 on July 24, 2003. The Company does not have an employment agreement with Mr. Guimond.

(10) Represents (i) a value of $768,800 ascribed to warrants issued by Irrevocable Children's Trust ("ICT") to such individual to acquire 1,000,000 shares of our common stock having an exercise price of $0.50 per share and an expiration date of July 29, 2006 using the Black-Scholes Valuation method (ii) $108,000 attributed to each of Messrs. Glashow and Ciri out of a total of $216,000 paid to STAR Associates LLC, of which each of Messrs. Glashow and Ciri is a controlling member (iii) cash bonus of $50,000 for the employment term to be paid by the Company (iv) 50,000 shares of common stock granted by ICT upon completion of the employment term. Amortization of compensation related to employment contract totaled $94,433 and $108,000 paid to STAR Associates LLC , with total expense of $202,433 to each Mr. Ciri and Mr. Glashow.

OPTION/SAR GRANT TABLE

                           Number of         % of Total
                           Securities        Options/SARs
                           Underlying        Granted to
                          Options/SARs       Employees In    Exercise or Base Price
               Name         Granted            Fiscal Year   ($/Share)   Expiration Date
     Robert Ciri           50,000(1)              9.0%         $0.75          7/24/08
     Daniel Guimond        75,000(2)              13.5%        $0.75          7/24/08

(1) Issued to Mr. Ciri our Chairman Chief Executive Officer in return for services as a Director on July 24, 2003, the options have an $0.75 exercise price and are valid until July 24, 2008.

(2) Issued to Mr. Guimond our Acting Chief Financial Officer and Corporate Controller on July 24, 2003, the options have an $0.75 exercise price and are valid until July 24, 2008.

EMPLOYMENT AGREEMENTS

            Pursuant to the terms of an Agreement, dated as of August 12, 2002, between Stephen S. Kennedy and Titan PCB West, assumed by us pursuant to the Merger, Mr. Kennedy receives a salary equal to $140,000 per annum and received immediately exercisable options to purchase 360,000 shares of our common stock, at an exercise price of $1.50 per share, expiring on July 31, 2007. The agreement provides for a 5-year term subject to earlier termination by either party. In the event that Mr. Kennedy's employment is terminated without cause, Mr. Kennedy is entitled to receive severance pay and continued employee benefits for a period of six (6) months after such termination. Effective March 1, 2003, the Company and Mr. Kennedy agreed orally to reduce his salary to an annual rate of $125,000.

            Pursuant to the terms of an Agreement, dated as of February 26, 2003, between Alfred Covino and Titan PCB East, Mr. Covino receives a salary equal to $120,000 per annum and received immediately 25,000 restricted shares our common stock. The agreement provides for a 1-year term subject to earlier termination by either party. In the event that Mr. Covino's employment is terminated without cause, Mr. Covino is entitled to receive severance pay and continued employee benefits for a period of two months after such termination.

            Pursuant to the terms of an Agreement, dated as of May 21, 2003, between Joseph Thoman and Titan PCB East, Mr. Thoman receives a salary equal to $120,000 per annum and received immediately 25,000 restricted shares our common stock. The agreement provides for a 1-year term subject to earlier termination by either party. In the event that Mr. Thoman's employment is terminated without cause, Mr. Thoman is entitled to receive severance pay and continued employee benefits for a period of twelve months after such termination.

            Pursuant to the terms of an Agreement, dated as of July 29, 2003, between us and Andrew Glashow, our President, Mr. Glashow receives a salary equal to $1.00 per annum. Irrevocable Children's Trust has agreed to provide Mr. Glashow with warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.50, which such warrants expire July 29, 2008. The agreement provides for a one year term subject to earlier termination by either party. In the event that Mr. Glashow is terminated by us without cause, Mr. Glashow is entitled to receive severance pay of $50,000 from us and 50,000 shares of our common stock from Irrevocable Children's Trust. Mr. Glashow also participates in the employee benefits programs.

            Pursuant to the terms of an Agreement, dated as of July 29, 2003, between us and Robert Ciri, our Chairman and Chief Executive Officer, Mr. Ciri receives a salary equal to $1.00 per annum. Irrevocable Children's Trust has agreed to provide Mr. Ciri with warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.50, which such warrants expire July 29, 2006. The agreement provides for a one year term subject to earlier termination by either party. In the event that Mr. Ciri is terminated by the Company without cause, Mr. Ciri is entitled to receive severance pay of $50,000 from us and 50,000 shares of our common stock from Irrevocable Children's Trust. Mr. Ciri also participates in the employee benefits programs. See also "Certain Relationships and Related Party Transactions."

DIRECTOR COMPENSATION

            During the year ended August 31, 2002 and as of the date of this report, directors received no compensation for their services, except as follows:

            (i) On December 18, 2002, we granted two options, each to purchase 50,000 shares (an aggregate of 100,000 shares) of common stock having an exercise price of $1.50 per share and an expiration date of December 18, 2007, 100% vested on the date of grant, to Messrs. Robert Weisberg and Gregory Jacobs, former Directors;

            (ii) On December 18, 2002, we granted options to purchase 50,000 shares of its common stock to David Marks having an exercise price of $1.50 per share and an expiration date of December 18, 2007, 100% vested on the date of grant;

            (iii) On April 22, 2003, we issued Mr. Lawrence McFall 15,000 shares of common stock in exchange for services performed by Mr. McFall. Mr. McFall resigned as a Director on April 30, 2003;

            (iv) On July 24, 2003, we granted options to purchase up to 50,000 shares of common stock to Lawrence McFall, Joel Gold, Robert E. Ciri and James
E. Patty at an exercise price of $0.75 and an expiration date of July 24, 2008 for services as past or current directors;

            (v) On July 29, 2003, Irrevocable Children's Trust ("ICT") issued warrants to purchase 1,000,000 shares of common stock to each of Robert E. Ciri and Andrew J. Glashow, each having an exercise price of $0.50 per share, which expire on July 24, 2006. In addition, ICT will issue 50,000 shares of common stock and the Company will pay $50,000 cash bonus to each of Robert E. Ciri and Andrew J. Glashow. Fair value of these grants and bonus was amortized over the term of the employment. The Company expensed $94,433 related to each of the employment contracts during the year ended August 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information as of August 31, 2003 with respect to the beneficial ownership of the outstanding shares of our common stock by (i) each person known by us to beneficially own five percent (5%) or more of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group.

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

                Name and Address of              Shares of Common Stock          Percentage of Class
                 Beneficial Owner                  Beneficially Owned           Beneficially Owned (1)
     David M. Marks                                   9,029,352(2)                      61.5%
     c/o Ventures-National Incorporated
     44358 Old Warm Springs Boulevard
     Fremont, California 94538

     James E. Patty                                     213,733(3)                      1.5%
     c/o Ventures-National Incorporated
     44358 Old Warm Springs Boulevard
     Fremont, California 94538

     Robert E. Ciri                                   1,165,200(4)                       7.9%
     c/o Ventures-National Incorporated
     44358 Old Warm Springs Boulevard
     Fremont, California 94538

     Joel Gold                                          328,000(5)                       2.2%
     c/o Ventures-National Incorporated
     44358 Old Warm Springs Boulevard
     Fremont, California 94538

     Andrew Glashow                                   1,165,200(6)                       7.9%
     c/o Ventures-National Incorporated
     44358 Old Warm Springs Boulevard
     Fremont, California 94538

     Irrevocable Children's Trust                     9,057,120(7)                      61.9%
     1818 North Falwell Avenue
     Milwaukee, WI 53202

     SBI-USA                                          1,600,000(8)                       10.18%
     2361 Campus Drive, Suite 210
     Irvine 92612

     All Directors and Executive                       11,901,485                       80.01%
       Officers as a Group (5 persons)               (2)(3)(4)(5)(6)

------------------------------

(1) Applicable percentage of ownership is based on 14,624,687 shares of common stock outstanding as of August 31, 2003, together with securities exercisable or convertible into shares of common stock within 60 days of August 31, 2003 for each stockholder, as applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 31, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes (i) 8,907,120 shares held by Irrevocable Children's Trust, of which Mr. Marks is the trustee with voting and dispositive powers with respect to the shares of common stock that it holds directly or indirectly;
     (ii) 72,232 shares held by Irrevocable Children's Trust No.2 of which Mr. Marks is the trustee with voting and dispositive powers with respect to the shares of common stock that it holds directly or indirectly; and (iii) options to purchase 50,000 shares of common stock at an exercise price of $0.75 with an expiration date of July 24, 2008 issued to Mr. Marks on December 18, 2002. On July 29, 2003, Irrevocable Children's Trust granted
     (i) warrants exercisable for an aggregate of 1,000,000 shares of the Company's common stock to each of Mr. Ciri and Mr. Glashow having an exercise price of $0.50 per shares and an expiration date of July 29, 2006, in order to induce them to become our employees and serve in their respective capacities with us and (ii) warrants exercisable for an aggregate of 500,000 shares of the Company's common stock to SBI-USA to purchase at an exercise price of $0.38 in return for consulting services, which warrants expire on July 24, 2004.

(3)  Includes (i) 30,400 shares purchased by Mr. Patty in the Private  Placement
     (ii) 133,333 shares purchased by Mr. Patty at a price of $0.75 in an additional private placement and (iii) options to purchase 50,000 shares of common stock at an exercise price of $0.75 with an expiration date of July 24, 2008 issued to Mr. Patty on July 24, 2003.

(4) Includes (i) 100,000 shares of common stock granted to Mr. Ciri in consideration of consulting services; (ii) 15,200 shares purchased by Star Associates, LLC of which Mr. Ciri is a member in the Private Placement;
     (iii) warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 and an expiration date of July 29, 2006 issued to Mr. Ciri by Irrevocable Children's Trust in order to induce Mr. Ciri to enter into an employment agreement dated as of July 29, 2003 and (iv) options to purchase 50,000 shares of common stock at an exercise price of $0.75 with an expiration date of July 24, 2008 issued to Mr. Ciri on July 24, 2003.

(5) Includes 228,000 shares of common stock purchased by Mr. Gold in the Private Placement and 50,000 shares of common stock issued to Mr. Gold in return for his investment in 24% Promissory Notes issued by our subsidiary Titan PCB East, Inc; and (ii) options to purchase 50,000 shares of common stock at an exercise price of $0.75 with an expiration date of July 24, 2008 issued to Mr. Gold on July 24, 2003.

(6) Includes (i) 150,000 shares of common stock granted to Mr. Glashow pursuant to a consulting agreement dated March 15, 2003; (ii) 15,200 shares purchased by Star Associates, LLC of which Mr. Glashow is a member in the Private Placement; and (iii) warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 and an expiration date of July 29, 2006 issued to Mr. Glashow by Irrevocable Children's Trust in order to induce Mr. Glashow to enter into an employment agreement dated as of July 29, 2003.

(7) Represents (i) 5,800,000 shares of common stock issued to Irrevocable Children's Trust in connection with the Merger; (ii) 137,334 shares issued to Irrevocable Children's Trust in consideration for the cancellation of $103,000 of indebtedness of Titan PCB West; (iii) 2,321,296 shares of common stock distributed to Irrevocable Children's Trust from Ohio Investors of Wisconsin LLC; (iv) 668,000 shares of common stock distributed to Irrevocable Children's Trust from SVPC Partners LLC; (v) 123,823 shares held by Phoenix Business Trust, which is controlled by Irrevocable Children's Trust; and (vi) 6,667 shares held by Forest Home Investors I, LLC, which is controlled by Irrevocable Children's Trust. Effective July 24, 2003, Irrevocable Children's Trust granted (i) warrants exercisable for an aggregate of 1,000,000 shares of the Company's common stock to each of Mr. Ciri and Mr. Glashow having an exercise price of $0.50 per shares and an expiration date of July 29, 2006, in order to induce them to become our employees and serve in their respective capacities with us; and (ii) warrants exercisable for an aggregate of 500,000 shares of the Company's common stock to SBI-USA to purchase at an exercise price of $0.38 in return for consulting services, which warrants expire on July 24, 2004.

(8) Represents (i) warrants granted to SBI-USA by the Company to purchase 500,000 shares of common stock at the exercise price of $0.75 (with cashless exercise provisions) in return for consulting services, which warrants expire on July 24, 2005; (ii) warrants granted by Irrevocable Children's Trust to purchase 500,000 shares of common stock with an exercise price of $0.38, which warrants expire on July 29, 2004; and (iii) warrants granted by the Company to purchase 600,000 shares of common stock with an exercise price of $0.75, which warrants expire on May 18, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Our policy is to enter into transactions with related parties on terms that, on the whole, are more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

            In June 2002, Titan PCB West entered into a loan and security agreement with Alco, an entity owned by Robert Weisberg, who became a former member of our Board of Directors. As of August 30, 2002, the outstanding balance of the loan was $733,684. During the year ended August 30, 2002, we paid interest and financing costs of $202,515 to Alco. As of August 31, 2003, the balance of the loan was $1,005,639. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations-Liquidity and Capital Resources."

            On July 29, 2002, we issued 100,000 shares of common stock to Mr. Robert Ciri, a Director since March 3, 2003 and Chairman since May 13, 2003, in consideration of certain consulting services rendered pursuant to a letter agreement dated July 29, 2002 by and between the Company and Mr. Ciri. Mr. Ciri was named our Chief Executive Officer effective July 29, 2003.

            We are party to a Consulting Agreement (the "Star Consulting Agreement") dated July 29, 2002 with Star Associates, LLC, a Wyoming limited liability company, of which Mr. Ciri is a member, pursuant to which Star Associates, LLC was issued warrants to purchase up to 350,000 shares of common stock at a purchase price of $2.00, exercisable until August 31, 2007 in consideration of consulting services provided by Star Associates, LLC. The Star Consulting Agreement was amended on March 15, 2003 to provide for additional services to be performed by Star Associates, LLC in return for cash payments of $18,000 per month for a period of one year, beginning April 1, 2003, and additional warrants to purchase 200,000 shares of common stock at a purchase price of $2.00, exercisable until March 15, 2008. All warrants issued to Star Associates LLC were canceled by mutual agreement of Star Associates, LLC in an Amendment Agreement between the parties dated July 24, 2003. In addition, Star Associates, LLC purchased 13,333 shares of common stock in the Private Placement for $0.75 per share.

            On August 6, 2002, Titan PCB West acquired all of the non-real estate assets and assumed all of the non-term loan liabilities of SVPC in exchange for the issuance to SVPC of 800,000 shares of Titan PCB West common stock, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities dated August 6, 2002. SVPC is controlled by Irrevocable Children's Trust. Our Director, Mr. Marks is the trustee with sole voting and dispositive powers of Irrevocable Children's Trust

            On August 6, 2002, Titan PCB West acquired certain intangible assets contributed by Louis George, a former executive officer and director, in exchange for 50,000 shares of Titan PCB West common stock valued at $1.50 per share, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities dated August 6, 2002.

            On August 26, 2002, each of Ohio Investors of Wisconsin and Irrevocable Children's Trust converted certain outstanding indebtedness of Titan PCB West into shares of our common stock at a conversion price of $1.50 per share, resulting in the issuance of 1,160,764 shares of common stock to Ohio Investors and 68,667 shares of common stock to Irrevocable Children's Trust. The conversion price at which Ohio Investors of Wisconsin and Irrevocable Children's Trust agreed to convert their our indebtedness into shares of our common stock was initially determined by reference to the then contemplated offering price of the Units in the Private Placement. Accordingly, on December 9, 2002, we entered into a letter agreement with each of Irrevocable Children's Trust and Ohio
Investors  of  Wisconsin  to provide for the  issuance of  1,160,764  additional restricted shares to Ohio Investors of Wisconsin and 68,667 additional restricted shares of common stock to Irrevocable Children's Trust, to reflect a corresponding adjustment of the conversion price to $0.75 from $1.50. The shares related to the conversion of these debts were issued subsequent to August 31, 2002. Our Director, Mr. Marks is the trustee with sole voting and dispositive powers of Irrevocable Children's Trust and Ohio Investors of Wisconsin is controlled by Irrevocable Children's Trust.

            On August 26, 2002, Forest Home and Phoenix Trust, lenders of Titan PCB West, converted indebtedness owed by Titan PCB West into shares of Titan PCB West common stock at the conversion price of $1.50 per share, which resulted in the issuance of 6,667 shares and 123,823 shares to Forest Home and Phoenix Trust, respectively. Phoenix Trust, and Forest Home, are both controlled by Irrevocable Children's Trust of which Mr. Marks, our Director, is the trustee with sole voting and dispositive powers.

            Our prior manufacturing facility in Santa Clara, California was leased by us on a month-to-month basis at a rate of $12,500 per month from Ohio Investors of Wisconsin, a related party.

            In February 2003, we paid a consulting fee in the amount of $10,000 to Phoenix Investors LLC, a company controlled by David M. Marks, our Director, for services rendered on behalf of the Company.

            On February 3, 2003 we issued 133,333 shares of common stock to Lawrence McFall, a former Director of the Company, for an aggregate purchase price of $100,000 and 133,333 shares of common stock to James E. Patty, a Director and Former Chief Executive Officer and Former President of the Company for an aggregate purchase price of $100,000, in each case in private placement transactions. In addition, Mr. McFall purchased 13,333 shares of common stock and Mr. Patty purchased 26,667 shares of common stock, in the Company's Private Placement, at a purchase price of $0.75 per share. Mr. McFall resigned as Director and Executive Vice President of the Company on April 30, 2003. Mr. Patty resigned as President and Chief Executive of the Company effective July 10, 2003, however will remain as a Director of the Company.

            On March 15, 2003, we granted warrants to purchase up to 200,000 shares of our common stock having an exercise price of $2.00 per share, with an expiration date of March 15, 2008 to Phoenix Investors LLC in consideration for the performance of consulting services. Phoenix Investors LLC is controlled by Irrevocable Children's Trust of which Mr. Marks, our Director, is the trustee with sole voting and dispositive powers. These warrants have now been canceled with the mutual consent of Phoenix Investors LLC and the Company.

            On April 22, 2003, we issued Mr. Lawrence McFall, then a Director and Executive Vice President of the Company, 15,000 shares of Company common stock in exchange for services performed by Mr. McFall. Mr. McFall resigned as a Director and as Executive Vice President on April 30, 2003.

            On March 5, 2003, we issued 30,000 shares of common stock to Mr. Howard Doane, now our employee, in partial consideration for the acquisition of 10 shares of common stock, par value $0.01 per share, of Coesen Inc., which owns certain patented technology relating to a method of manufacture of rigid-flex PCBs that we license from Coesen Inc.. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

            On March 15, 2003 we issued 150,000 shares of common stock to Mr. Andrew Glashow, the current President of Titan PCB East at a price of $0.01 per share in exchange for consulting services. These shares were issued without registration under the Securities Act in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act. Mr. Glashow is also a managing director of Star Associates LLC, a company co-owned by Mr. Glashow, our President and a Director and Mr. Robert Ciri, our Chairman and Chief Executive Officer.

            On April 22, 2003, we issued Mr. Alfred Covino 25,000 shares of Company common stock pursuant to an employment agreement between the Company and Mr. Covino dated as of February 26, 2003.

            On May 27, 2003, we issued Mr. Joseph Thoman 25,000 shares of Company common stock pursuant to an employment agreement between the Company and Mr. Thoman dated as of May 21, 2003.

            On July 24, 2003 the Company granted non-qualified options to purchase 315,000 shares of common stock to a total of five of our employees which options have an exercise price of $0.75 per share and vest in equal annual installments over a five-year period from the date of grant. These options were issued without consideration therefore and, as none of such employees is an accredited investor, as defined in Rule 501 (a) of Regulation D, such options are not exercisable until a registration statement under the Securities Act relating to such issuance shall be effective under such act.

            On July 24, 2003 we granted options to purchase 50,000 shares of our common stock to Mr. Robert E. Ciri, Mr. Lawrence McFall, Mr. Joel Gold and Mr. James E. Patty for a total of 200,000 shares having an exercise price of $0.75 per share and an expiration date of July 24, 2008, 100% vested on the date of grant.

            On July 24, 2003, Irrevocable Children's Trust issued warrants to purchase 500,000 shares of common stock to SBI-USA on behalf of the Company, which such warrants have an exercise price of $0.38 per share, which expire on July 24, 2004.

            On July 29, 2003, Irrevocable Children's Trust issued warrants to purchase 1,000,000 shares of common stock to each of Robert E. Ciri, our Chairman and Chief Executive Officer and a Director, and Andrew J. Glashow, our President and a Director, each having an exercise price of $0.50 per share, which expire on July 29, 2006.

            On August 18, 2003, Irrevocable Children's Trust granted 150,000 shares of common stock to Trilogy Capital Partners Inc. on behalf of the Company pursuant to a Consulting Agreement between the Company, Trilogy Capital Partners Inc. and Irrevocable Children's Trust dated as of August 18, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

            (a) The exhibits to this report are listed in the Exhibit Index at the end of this report.

            (b) The Company filed report on Form 8-K on July 31, 2003 under Item 5, reporting the resignation of James E. Patty as CEO and President, and the appointment of Andrew Glashow as President.

                                   SIGNATURES

            In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                                            VENTURES-NATIONAL INCORPORATED


                                            /s/ ROBERT E. CIRI
                                            ------------------------------------
                                            By: Robert E. Ciri, Chairman, Chief
                                            Executive Officer and Director


            In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE             TITLE                                            DATE
            ---------             -----                                            ----
/s/ ROBERT CIRI                   Director, Chief Executive Officer and            December 10, 2003
-----------------------
Robert Ciri                       Chairman

/s/ ANDREW GLASHOW                Director and President                           December 10, 2003
-----------------------
Andrew Glashow

/s/ DAVID MARKS                   Director                                         December 10, 2003
-----------------------
David Marks

                                  Director                                         December 10, 2003
-----------------------
Joel Gold

/s/ DANIEL GUIMOND                Acting Chief Financial Officer                   December 10, 2003
-----------------------            (Principal Financial and Accounting Officer)
Daniel Guimond

                                 EXHIBIT INDEX

Exhibit
Number        Description

   3.1(1)  -- Certificate of Incorporation of Ventures-National Incorporated, as
              amended.

   3.2(1)  -- By-Laws of Ventures-National Incorporated, as amended.

  10.1(2)  -- Agreement and Plan of Merger,  dated as  of August 12, 2002, among
              Ventures-National     Incorporated,    Titan    EMS    Acquisition
              Corporation, and Titan PCB West, Inc.(2).

  10.2(2) Contribution Agreement dated as of August 6, 2002, by and between Titan PCB West, Inc. and SVPC Partners, LLC

  10.3(2) Contribution Agreement dated as of August 6, 2002 by and between Titan PCB West, Inc. and Louis George

  10.4(2) Employment Agreement dated as of August 6, 2002 by and between Titan PCB West, Inc. and Louis George

  10.5(2) Employment Agreement dated as of August 12, 2002 by and between Titan PCB West, Inc. and Stephen Saul Kennedy

  10.6(2) Consulting Agreement dated as of July 29, 2002 by and between Robert Ciri and Ventures-National Incorporated

  10.7(2) Consulting Agreement dated as of July 29, 2002, by and among Ventures-National Incorporated, Jenson Services, Inc., Duane S. Jenson, Jeffrey D. Jenson, Travis T. Jenson, Thomas J. Howells, Jeffrey D. Jensen, Leonard W. Burningham and James P. Doolin

  10.8(2) Consulting Agreement dated as of July 29, 2002 by and between Ventures-National Incorporated and STAR Associates, LLC

  10.9(2) Financial Advisory Agreement dated as of July 29, 2002 by and between Ventures-National Incorporated and STAR Associates, LLC

  10.10(2) Letter Agreement dated August 26, 2002 by and between Titan PCB West, Inc. and Phoenix Business Trust

  10.11(2) Letter Agreement dated August 26, 2002 by and between Titan PCB West, Inc. and Forest Home Investors I, LLC

  10.12(2) Indemnification Agreement dated August 19, 2002 by and among Ventures-National Incorporated, Titan EMS and Jenson Services, Inc

  10.13(3) Option Agreement dated as of August 22, 2002 by and among Ventures-National Incorporated, Jenson Services, Inc., Duane S. Jenson, Jeffrey D. Jenson, Travis T. Jenson, Thomas J. Howells, James P. Doolin, Leonard W. Burningham, Esq. and Interwest Transfer Company

  10.14(4) Consulting Agreement, dated as of May 1, 2001, between SVPC Partners, LLC and Frank Crivello

  10.15(5) Letter Agreement, dated August 30, 2002, between Ventures-National Incorporated and Irrevocable Children's Trust

  10.16(5) Letter Agreement, dated August 30, 2002, between Ventures-National Incorporated and Ohio Investors of Wisconsin LLC

  10.17(6)    Warrant, dated November 15, 2002, issued to William Mark

  10.18(6)    Agreement,    dated   as   of   September   10,   2002,    between
              Ventures-National Incorporated and Dunlap & Kieft

  10.19(6)    Form  of  Agreement,   dated  as  of  November  7,  2002,  between
              Ventures-National Incorporated and R.F. Lafferty & Co., Inc.

  10.20(7)    Warrant  dated as of January 9, 2003 issued to Reitler Brown LLC

  10.21(8)    2002 Stock Option Plan

  10.22(8)    2002 Stock Option Plan for Non-Employee Directors as amended

  10.23(8) Lease Indenture dated as of February 26, 2003, between Howard J. Doane JR, Trustee of HD Realty Trust - 1993 and Titan PCB East, Inc.

  10.24(9) Lease dated 6th of August 2002 by and between SVPC Partners, LLC and Titan PCB West, Inc

  10.25(8) Promissory Note dated as of February 27, 2003 by Titan PCB East, Inc. in favor of certain holders

  10.26(8) Security Agreement dated as of February 27, 2003, between Titan PCB East, Inc. and Personal Resources Management, Inc., as Collateral Agent

  10.27(8) Agency Agreement dated February 27, 2003 between the investors named therein, and Personal Resources Management, Inc., acting in its capacity as collateral agent for the investors

  10.28(8) Securities Purchase Agreement, dated as of February 27, 2003, among the purchasers named therein, Titan PCB East Inc., and Ventures-National Incorporated

  10.29(10)   Secured Party's Bill of Sale dated February 27, 2003

  10.30(11)   Stock Purchase Agreement,  dated as of March 5, 2003, among Howard
              Doane, Coesen, Inc. and Ventures-National Incorporated

  10.31(11)   Acknowledgment  of  Assignment  dated  March  5,  2003  among  the
              Registrant, Titan PCB East, Inc. and Coesen Inc. Inc.(

  10.32(11)   Stockholders Agreement dated March 5, 2003 among Coesen Inc. Inc.,
              Howard Doane, Joseph Thoman and Alfred Covino

  10.33(9) Amendment to Employment Agreement dated February 20, 2003 between Titan PCB West, Inc., and Mr. Louis George

  10.34(9) Sublease dated July 26, 2002 among Tyco Printed Circuit Group LP, Titan PCB West, Inc. and SVPC Partners, LLC and Phoenix Business Trust

  10.35(9) Standard Industrial/Commercial Multi-Tenant Lease dated February 4, 2000 among Kevan Del Grande and Salvatore Grassia, d/b/a K&S Enterprises and SVPC Circuit Systems, Inc

  10.36(13)   Consulting  Agreement  dated as of March 12,  2003 by and  between
              Fred Kudish and Ventures-National Incorporated

  10.37(13)   Consulting  Agreement  dated as of March  15,2003  by and  between
              Phoenix Investors LLC and Ventures-National Incorporated

  10.38(12)   Consulting  Agreement  dated as of March 15,  2003 by and  between
              Andrew Glashow and Ventures-National Incorporated

  10.39(12)   Consulting  Agreement  dated as of March 15,  2003 by and  between
              Frank Crivello and Ventures-National Incorporated

  10.40(13)   Addendum dated March 15, 2003 to Consulting  Agreement dated as of
              July  29,  2002  by  and   between   Star   Associates,   LLC  and
              Ventures-National Incorporated.

  10.41(13)   Mortgagee's  Waiver and  Consent  dated as of May 9, 2003,  by and among Eastern Bank,  Titan PCB East,  Inc.,  and Equinox  Business
              Credit Corp

  10.42(13)   Loan and Security Agreement dated as of May 9, 2003 by and between
              Equinox Business Credit Corp., a New Jersey corporation ("Lender") and Titan PCB East, Inc

  10.43(13)   Promissory Note between Titan PCB East, Inc., and Equinox Business
              Credit Corp

  10.44(13)   Guarantee  of Validity of  Collateral,  dated as of May 9, 2003 by
              Robert E. Ciri, in favor of Equinox Business Credit Corp

  10.45(13)   Letter dated as of May 9, 2003  between  Equinox  Business  Credit
              Corp. and Titan PCB East, Inc

  10.46(13)   Subordination  Agreement  dated as of May 9,  2003  among  Equinox
              Business Credit Corp.,  Ventures-National  Incorporated  and Titan
              PCB East, Inc

  10.47(13)   Amendment  Number  1  dated  as of May 5,  2003,  to the  Security
              Agreement  dated as of February 27, 2003,  between Titan PCB East,
              Inc.,  and Personal  Resources  Management,  Inc.,  as  Collateral
              Agent.

  10.48(13)   Assignment  and Assumption  Agreement,  dated as of May 5, 2003 by and among,  among Titan PCB East,  Inc., Titan PCB West, Inc., and
              Personal Resources Management, Inc. as Collateral Agent

  10.49(13)   Consulting   Agreement   dated  as  of  July  24,   2003   between
              Ventures-National Incorporated and SBI-USA

  10.50(13)   Employment   Agreement   dated   as   of  July  29,  2003  between
              Ventures-National Incorporated and Mr. Robert Ciri

  10.51(13)   Employment   Agreement   dated  as  of  July  29,   2003   between
              Ventures-National Incorporated and Mr. Andrew Glashow

  10.52(13)   Warrant granted to Robert E. Ciri by Irrevocable  Children's Trust dated July 29, 2003

  10.53(13)   Warrant  granted to Andrew J.  Glashow by  Irrevocable  Children's
              Trust date July 29, 2003

  10.54(13)   Warrant granted to SBI-USA by Ventures-National Incorporated dated
              July 24, 2003.

  10.55(13)   Warrant granted to SBI-USA by Irrevocable  Children's  Trust dated
              July 24, 2003

  10.56(14)   Form  of  Warrant   granted   to   SBI-USA  by   Ventures-National
              Incorporated dated August 18, 2003

  10.57(14)   Form of Letter of  Amendment  dated as of August 18, 2003  between
              SBI-USA and Ventures-National Incorporated

  10.58(14)   Form of Consulting  Agreement among Trilogy Capital Partners Inc.,
              Ventures-National  Incorporated  and  the  Irrevocable  Children's
              Trust

  10.59(15)   Form of Consulting  Agreement  dated as of July 24, 2003,  between
              Victor Nostas and Ventures-National Incorporated

  10.60(15)   Form of Consulting  Agreement  dated as of June 19, 2003,  between
              Trilogy Capital Partners Inc. and Ventures-National Incorporated

  10.61 Convertible Term Note dated November 20, 2003 issued to Laurus Master Fund, Ltd.

  10.62 Common Stock Purchase Warrant of Ventures-National Incorporated dated November 20, 2003 issued to Laurus Master Fund, Ltd.

  10.63 Registration Rights Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd.

  10.64 Securities Purchase Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd.

  10.65 Securty Letter Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund.

  10.66 Subsidiary Security Agreement dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West, Inc.

  10.67 Subsidiary Guaranty dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West, Inc.

  10.68 Stock Pledge Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd.

  10.69 Registration Rights Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd.

  10.70 Common Stock Purchase Warrant dated November 20, 2003 issued by Ventures-National Incorporated and Laurus Master Fund, Ltd.

  10.71 Secured Convertible Minimum Borrowing Note dated November 20, 2003 issued by Ventures-National Incorporated to Laurus Master Fund, Ltd.

  10.72       Secured   Revolving   Note  dated  November  20,  2003  issued  by
              Ventures-National  Incorporated  in favor of Laurus  Master  Fund,
              Ltd.

  10.73 Security Agreement dated as of November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd.

   21         Subsidiaries of the Registrant

              Titan PCB West, Inc.

              Titan PCB East, Inc.

   23         Consent of Independent Certified Public Accountant

   31.1       Certification of Robert Ciri required by Rule 13a-14(a).

   31.2       Certification of Daniel D. Guimond required by Rule 13a-14(a).

   32 Certification of Robert Ciri and Daniel D. Guimond pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

---------------------

(1) Previously filed and incorporated herein by reference to our Annual Report on Form 10-KSB, dated September 29, 2000. (Filing number: 002-98075-D)

(2) Previously filed and incorporated herein by reference to our Current Report on Form 8-K, dated August 30, 2002, and filed on September 4, 2002. (Filing number: 000-324847)

(3) Previously filed and incorporated herein by reference to our Current Report on Form 8-K dated August 30, 2002, and filed on September 4, 2002, and as amended in our Current Report on Form 8-K, dated September 11, 2002. (Filing number:000-32847)

(4) Previously filed and incorporated herein by reference to the Registration Statement on Form S-8, dated August 14, 2002, and filed on September 5, 2002. (Filing number: 333-99167)


(5) Previously filed and incorporated herein by reference to the 8-K Current Report dated September 11, 2002, and as amended in the Current Report on Form 8-K, dated December 9, 2002. (Filing number: 000-32847

(6) Previously filed and incorporated herein by reference to the 10-KSB Annual report filed December 16, 2002. (Filing number: 000-32847)

(7) Previously filed and incorporated herein by reference to the 10-QSB Quarterly Report filed January 16, 2002. (Filing number:000-32847)

(8) Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number:
      333-102697)

(9) Previously filed and incorporated by reference to the SB-2 pre-effective amendment number 2 filed April 9, 2003 (Filing number: 333-102697)

(10) Previously filed and incorporated herein by reference to our Current Report on Form 8-K, dated February 27, 2003 filed March 3, 2003. (Filing number: 000-32847)

(11) Previously filed and incorporated herein by reference to our Current Report on Form 8-K, filed March 11, 2003. (Filing number: 000-32847)

(12) Previously filed and incorporated herein by reference to the Form S-8 filed on April 8, 2003. (Filing number: 333-104365)

(13)  Previously   filed  and   incorporated   herein  by   reference   to  SB-2
      pre-effective  amendment number 1 filed on August 14, 2003 (Filing number:
      333-107497)


(14)  Previously   filed  and   incorporated   herein  by   reference   to  SB-2
      pre-effective  amendment number 2 filed on August 19, 2003 (Filing number:
      333-107497)

(15) Previously filed and incorporated by reference to the SB-2 pre-effective amendment number 3 filed on August 20, 2003 (Filing number: 333-107497)