Form 10QSB
period 2003-11-30
VENTURES NATIONAL INC
filed 2004-01-16
CIK 770471

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003

OR

[ ] TRANSITION REPORT PURSUTAN TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period to

Commission File Number: 000-32847

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

Number of shares of common stock, $0.001 par value, outstanding at January 1, 2004: 16,590,890
VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION Item 1. Consolidated Financial Statements Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3. Controls and Procedures	3 14 25
PART II. OTHER INFORMATION Item 1. Legal Proceedings Item 6. Exhibits and Reports on Form 8-K	27 27
Signatures Certifications	28 29

                             VENTURES-NATIONAL INCORPORATED
                              (dba TITAN GENERAL HOLDINGS, INC.)

                                                  FORM 10-QSB

                                  FOR THE QUARTER ENDED

                                        NOVEMBER 30, 2003

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

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) CONDENSED CONSOLIDATED BALANCE SHEET November 30, 2003 (In thousands) (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Inventory
  Deferred loan cost
  Prepaid expenses and other current assets
    Total current assets
Equipment and improvements, net
Intangible assets, net
Other assets
    Total assets

$ 114 2,432 496 421 43 3,506 2,712 34 155 $6,407
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long term debt
  Lines of credit
  Accounts payable - trade
  Accrued liabilities
  Warrant liabilities
    Total current liabilities
Long-term debt, net of current portion,
  including $428,000 to related parties
Total liabilities
Stockholders' deficit:
  Common stock, $0.001 par value, 950,000,000 shares
    authorized, 16,522,223 shares issued and outstanding
  Additional paid-in capital
  Deferred compensation
  Accumulated deficit
    Total stockholders' deficit
     Total liabilities and stockholders' deficit

$ 610 1,235 1,764 829 393 4,831 1,590 6,421 16 10,848 (1,089) (9,789) (14) $ 6,407

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited)
Three Months Ended
	11/30/03	11/30/02
Net sales Cost of sales Gross profit Sales and marketing General and administrative Loss from operations Interest expense Miscellaneous Loss before income taxes Provision for income taxes Net loss	$ 3,482 3,101 381 343 1,128 (1,090) (692) 201 (1,581) - $ (1,581)	$ 2,077 1,965 112 248 921 (1,057) (57) 1 (1,113) - $ (1,113)

Net loss per share: Basic and Diluted	$ (0.10)	$ (0.15)
Weighted average number of shares outstanding: Basic and Diluted	15,823,899	7,428,163

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
Three months Ended
	11/30/03	11/30/02

Cash flows from operating activities:
  Net loss
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Non cash compensation
    Amortization of deferred compensation
    Accrued expenses to be converted to notes payable
    Change in warrant valuation
    Depreciation
    Amortization
    Gain on debt extinguishment
    Changes in operating assets and liabilities:
      Accounts receivable
      Inventory
      Prepaid expenses and other current assets
      Other assets
      Accounts payable
      Accrued liabilities
        Net cash used in operating activities

	$(1,581) 548 485 168 85 143 3 (349) (786) (88) 7 (1) (137) (140) (1,643)	$ (1,113) 428 - - - 91 3 - 25 35 17 (7) 1 110 (410)
Cash flows from investing activities: Capital expenditures Net cash used in investing activities	(104) (104)	(138) (138)

Cash flows from financing activities:
  Borrowings on lines of credit, net of loan cost
  Borrowings on long-term debt , net of loan cost
  Proceeds from issuance of common stock
  Payments of long-term debt
  Payments of capital lease obligations
  Payments to related parties
  Payments on former lines of credit
        Net cash provided by financing activities

	1,696 1,993 667 (412) (85) (743) (1,352) 1,764	202 - 765 - (1) (17) - 949
Net (decrease) increase in cash Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	17 97 $ 114	401 77 $ 478
Supplementary cash flow disclosures Interest paid Income tax paid Non cash activities: Issuance of stock to pay off loans Issuance of common stock for debt conversion	$ 147 $ - $ 98 $ -	$ 57 $ - $ - $ 300

The accompanying notes form an integral part of the condensed consolidated financial statements.

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

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2003 as filed with the Securities and Exchange Commission on December 10, 2003. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

     As of November 30, 2003, Titan had a working capital deficit of $1,325,000 and an accumulated deficit of $9,789,000.

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

Note2. Loss Per Common Share

     In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not antidilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. The number of outstanding shares and weighted average shares reflect a stock split of 3,866.667 to 1 effected February 22, 2002. As of November 30, 2003, Titan had approximately 1,215,000 common stock equivalent

Note 3. Inventory Inventory (in thousands) at 11/30/03 consisted of the following:
Raw materials and finished subassemblies	$180
Work in process	261
Finished goods	55
-----
Total	$496

Note 4. Loans and Notes Payable

     NOTES PAID OFF DURING THE QUARTER ENDED NOVEMBER 30, 2003

     On June 28, 2002, the Company entered into a loan and security agreement (the "Alco Agreement") with Alco Financial Services ("Alco"), an entity owned by an individual who subsequently became a member of its Board of Directors at the time, and paid a loan fee of $24,000 which is being amortized to interest expense at $2,000 per month. Under the terms of the Alco Agreement, the Company can borrow up to the sum of (1) 80% of the net face value of the Titan PCB West Inc.'s eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of eligible inventory. The Alco Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement originally matured on June 28, 2003 and was extended to December 2003, and is secured by all accounts receivable and inventory of the Titan PCB West, Inc. The Company is subject to certain restrictions and covenants under the Alco Agreement. During the quarter ended November 30, 2003, this loan was retired and no balance remains.

     On May 9, 2003, the Company entered into a loan and security agreement (the "Equinox Agreement") with Equinox Business Credit Corp. ("Equinox"), and paid a loan fee of $19,000 which was expensed during the year. Under the terms of the Equinox Agreement, the Company can borrow up to the sum of (1) 70% of the net face value of the Titan PCB East Inc.'s eligible accounts receivable, plus (2) $400,000 against the eligible property and equipment. The Equinox Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement matured on June 28, 2005 and is secured by all accounts receivable and inventory of the Titan PCB East, Inc. This loan was retired during the quarter ended November 30, 2003 and there is no remaining balance.

     The Company received $400,000 advances from a related party during the quarter ended November 30, 2003. As part of the agreement, the Company agreed to issue 600,000 shares to this related party. The Company expensed $414,000 as interest expense related to this issuance. The Company paid off the advances during the quarter ended November 30, 2003.

     REVOLVING LINE OF CREDIT

     On November 20, 2003, we entered into a Security Agreement (the "Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we may borrow from Laurus such amount as shall equal 85% of our eligible accounts receivable as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the "Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note.

     In connection with the issuance of the Revolving Note and the Initial Minimum Borrowing Note pursuant to the Security Agreement, we issued to Laurus a warrant (the "First Warrant") to purchase up to 600,000 shares of our common stock, par value $0.001 per share ("Common Stock"), having an exercise price of $0.83 per share for the first 250,000 shares of Common Stock acquired under such warrant, $0.90 per share for the next 200,000 shares of Common Stock acquired thereunder, and a price of $0.97 per share for any additional shares of Common Stock acquired thereunder. The First Warrant expires on November 20, 2010 and has a cashless exercise provision. The fair value of these warrants totaling approximately $211,000 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85% (3) risk free interest of 4.17% and (4) dividend of 0%. The revolving lines mature on November 2006. The Company can elect to pay the outstanding loan balance in shares of common stock at a fixed conversion price of $0.77 which was amended to $0.60 per share retroactively to the date of the agreement. If the closing price of the Company's stock for any of the 10 trading days preceding the repayment date is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature of $475,000 and the relative fair value of the warrants of $190,000 are recorded as a discount of the lines of credit/term loan. For the quarter ended November 30, 2003, the amortization of the discount is immaterial to the accompanying financial statements.

     As of November 30, 2003, we had borrowed an aggregate of approximately $1.9 million under the Security Agreement. A discount consisting of fair value of warrants totaling $190,000 and a beneficial conversion feature of $475,000 was recorded as a reduction of the loan balance as of November 30, 2003.

     TERM NOTE

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

     The fair value of the these warrants totaling $125,000 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85% (3) risk free interest of 4.17% (4) dividend of 0%. The term loan is payable in monthly payments. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.77 which was amended to $0.60 per share retroactively to the date of the agreement. If the closing price of the Company's stock for any of the 10 trading days preceding the repayment date is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature of $433,000 and the relative fair value of the warrants of $118,000 are recorded as a discount of the lines of credit/term loan . For the quarter ended November 30, 2003, the amortization of the discount is immaterial to the accompanying financial statements.

     As of November 30, 2003, we had borrowed an aggregate of approximately $2.1 million under the Security Agreement. A discount consisting of fair value of warrants totaling $118,000 and a beneficial conversion feature of $433,000 was recorded as a reduction of the loan balance as of November 30, 2003.

     GENERAL TERMS TO BOTH LAURUS NOTES

     Each of the Notes accrues interest at a rate per annum equal to the greater of (i) the prime rate published in The Wall Street Journal plus three (3%) percent and (ii) seven (7%) percent, subject to possible downward adjustment if (x) we shall have registered the shares of our Common Stock underlying the conversion of such Note and the related Warrant, and (y) the volume weighted average price of the Common Stock as reported by Bloomberg, L.P. on the principal market for any of the trading days immediately preceding an interest payment date under such Note exceeds the then applicable Fixed Conversion Price by twenty five (25%) percent, in which event the interest rate for the succeeding calendar month shall automatically be reduced by twenty five basis points.

     The outstanding principal and accrued interest under each Notes is convertible, at the holder's option, into shares of our Common Stock at a conversion price equal to $0.77 per share (the "Fixed Conversion Price"), subject to certain adjustments upon reclassifications, stock splits, combinations, stock dividends and similar events as well as downward adjustment upon an issuance of shares of Common Stock by the Company at a price per share below the then current Fixed Conversion Price, upon which issuance the Fixed Conversion Price shall be adjusted to equal such lower issue price (subject to certain exceptions set forth in the Notes). The fixed conversion price was subsequently amended to $0.60 per share.

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

     We are obligated, pursuant to two Registration Rights Agreements each between us and Laurus dated November 20, 2003 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the Notes (excluding Minimum Borrowing Notes not yet issued) and the Warrants on or before December 20, 2003 or, with respect to the future Minimum Borrowing Notes, within 30 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 90 days following the relevant filing date. To the extent, subject to certain conditions set forth in the Registration Rights Agreements, either (i) we fail to make such initial filing, (ii) the relevant registration statement is not declared effective by the Commission within 90 days of such filing, (iii) such registration statement ceases to be effective as to the securities to have been covered thereby for a period of 20 consecutive trading days or 30 days total in any 365 day period commencing on the effective date of such registration statement, or (iv) our Common Stock ceases to be traded on any trading market for a period of three consecutive trading days which has not been cured within 30 days of notice thereof, then we shall be liable to pay to Laurus, as liquidated damages, for each 30-day period during which the relevant default remains uncured 1.0% of the original amounts for the convertible term note and 2% of the original amounts of the borrowing note and revolving note. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $117,000 for the convertible term note and $190,000 for the borrowing note and revolving note, the relative fair values of the warrants totaling $307,000, have been recorded as a short-term liability until the Company has obtained an effective registration statement for these shares. At January 12, 2003, the Company had not filed such a registration statement and Laurus has notified the Company that it will charge the Company 1.0% on the $3.6 million amount to be registered and will make this penalty payable in stock. This amount will be added to the first conversion which occurs one the registration statement is effective .

     In addition, the Company is required to report a value of the warrant as a fair market value and record the fluctuation to the fair value of the warrant liability to current operations. The increase of fair value for these warrants totaling $85,000 from November 20, 2003 to November 30, 2003 was recorded as warrant liabilities.

     As of November 30, 2003, we had borrowed a total of approximately $4.0 million from Laurus, of which approximately $3.0 million was used to repay outstanding indebtedness, $260,000 was used to pay transaction fees relating to the borrowing facility, approximately $250,000 was used to satisfy outstanding trade payables, and the remaining $490,000 was used as working capital for the Company.

     NOTES PAYABLE TO RELATED PARTIES

     In November 2003, the Company entered into agreements with three related parties to convert outstanding loans and accounts payable to 3-year term loans carrying an interest rate of prime plus 3%. As of November 30, 2003, outstanding loan balances due to these related parties totaled $428,000.

Note 5. Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through November 30, 2003, the Company has not been able to generate sufficient revenue from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates revenue to grow as a result of additional products offered to its customers after the move to its new facility. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6. Proforma Loss under FASB 148

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

     Had the Company chosen the fair value method of accounting for transactions involving stock option issuance to employees pursuant to SFAS No. 123, the Company would have recorded $0 and $0 in compensation costs for the nine months ended November 30, 2003 and 2002, respectively, as presented by the proforma loss statement, as follows:.

	Three Months Ended November 30,
	2003	2002
Net loss: As reported Compensation recognized under APB 25 Compensation recognized under SFAS 123 Proforma net loss Net loss per common share - basic and diluted: As reported Proforma	$ (1,581) - - $ (1,581) $ (0.10) $ (0.10)	$ (1,113) - - $ (1,113) $ (0.15) $ (0.15)

Note 7. Gain on Extinguishment of Debt

     During the quarter ended November 30, 2003, the Company settled an unpaid capital lease obligation with a gain of approximately $349,000 which is included in miscellaneous income in the accompanying condensed consolidated statements of operations.

Note 8. LITIGATION:

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In September 2002, a former employee filed a complaint against the Company alleging wrongful termination. During the quarter, we have settled this case for $85,000 for which we had accrued $140,000 which included fees for our lawyers expected to be approximately $40,000. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise form time to time that may harm Titan's business, financial condition and results of operations.

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

Overview

     A detailed overview of our business and history is set forth in our Annual Report on Form 10-KSB for the year ended August 31, 2003, to which overview we make reference.

Summary Corporate Background

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

     Our wholly-owned subsidiary Titan was incorporated on March 27, 2001. On August 30, 2002, Titan was acquired by us through the merger of Titan EMS Acquisition Corp. with and into Titan. In connection with the Merger, the stockholders of Titan received shares of our common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan was the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated, the historical financial statements of Titan became our historical financial statements after the Merger.

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

     Management has devoted substantial time since the Merger to the integration and reorganization of our various business units. We anticipate that this integration and reorganization of our business will continue to require substantial management resources for much of the fiscal year ending August 31, 2004 and that, as a result, we may not realize the anticipated economies of scale and scope, as well as the attendant improvements in our operating results, until possibly the next fiscal year.

Plan of Operations

     Our business strategy is:

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

    to expand our sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex process available;

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

Accounting Principles; Anticipated Effect of Growth

     Below we describe a number of basic accounting principles, which we employ in determining our recognition of revenues and expenses, as well as a brief description of the effects that we believe that our anticipated growth will have on our revenues and expenses in the future.

Net Sales

     We recognize sales upon shipment to our customers. We record net sales as our gross sales less an allowance for returns. At November 30, 2003, we had approximately 360 customers. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on our historical results. Because our customers quickly test the PCBs we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At November 30, 2003, we provided an allowance against gross revenues for returns of $24,000. Actual return may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

     In each, case our plan of operations anticipates that our internal growth, as well as acquisitions of competitors, shall materially contribute to our ability to increase our sales as described above.

     Through the time of our acquisition of EMC, the Company's primary source of sales were from rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCB's to the electronics industry at a competitive price. In the future, Titan expects to receive sales from customers who need rigid-flex and flex bare-board manufacturing that provides time sensitive, high technology, and superior quality PCBs. In addition, after an initial inspection and certification period, Titan intends to expand its sales focus to the military market place, which includes those vendors supplying the U.S. military with products in our target market.

Cost of Sales

     Cost of sales consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of our products. Many factors affect our gross margin, including, but not limited to, capacity utilization, production volume and yield. We do not participate in any long-term supply contracts and we believe there are a number of high quality suppliers for the raw materials we use. Our cost of goods, as a percentage of sales, varies depending on the complexity of the PCBs we manufacture in any given period.

     Based upon our plan of operations, we anticipate that our cost of sales will increase as our sales increase, but that cost of revenues as a percentage of net revenues shall generally decrease as our sales increase. We believe that the amount of the decrease of this percentage over the next several fiscal periods will be dependent in large part upon the source of the increase in sales. For example, an increase in our penetration in the existing market for our goods and services will permit us to increase sales at a low cost in part by causing us to utilize a greater portion of our existing manufacturing capacity, an expense which we already incur. On the other hand, an increase in our sales attributable to our offering a greater portfolio of products and services may result in less of a decrease in such percentage as such activities may initially be less efficient than our existing operations.

     Included in cost of sales is overhead which is relatively fixed. Materials and labor are semi-variable and are influenced by the complexity of orders as well as the quantity of orders. As our business is continually changing with regard to the type of product produced, we plan to implement broader use of production systems to control the overtime in production as well as the use of materials in production. We anticipate that these systems will assist in the pricing of its products with the objective to be more competitive and profitable in our target market.

     We intend to continue to expand and upgrade our production capability as well as our production systems and the financial systems interface in order to better manage material, labor and overhead costs.

Expenses

     Our operating expenses are comprised of costs for sales and marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

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

     General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, network administration and systems/data processing, training, rent/leases and professional services. We expect these expenses to increase as a requirement of operating as a public company and we further expect these expenses to fluctuate as a percentage of sales as we expand our business. We intend to slightly expand our customer and sales support operation in order to support the increased complexity and volume of our PCB business and our anticipated use of indirect sales. We expect a proportional increase in sales and marketing expense as our expected sales increase in the near future.

     Interest expense, including finance charges, relates primarily to an accounts receivable and inventory lines of credit with two lending institutions, Alco and Equinox. We expect interest expense to fluctuate as a percentage of revenues based on the timing of borrowings under our lines of credit.

Non-Cash Stock-Based Expenses

     During the three months ended November 30, 2003 and 2002, we recorded non-cash stock-based expenses and amortization of deferred compensation of $1,033,000 and $428,000, respectively. All of such non-cash expense during the three months ended November 30, 2003 was attributable to shares of common stock and common stock options and warrants granted in connection with executive and employee compensation and the payment of interest on our 24% notes described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Results of Operations

     The following table sets forth income statement data for the three month periods ended November 30, 2003 and 2002 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended
	11/30/03	11/30/02
Sales	100.0%	100.0%
Cost of sales	89.0	94.6
Gross profit	11.0	5.4

Operating expenses:
Sales and marketing	9.9	12.0
General and administrative	32.4	44.3
Total operating expenses	42.3	56.3

Loss from operations	(31.3)	(50.9)
Interest expense	(19.9)	(2.7)
Miscellaneous	5.8	0.0
Net (loss)	(45.4)	(53.6)

Three Months Ended November 30, 2003 Compared to the Three Months Ended November 30, 2002

Net Sales

     Sales increased by $1,405,000 or 67.7% from $2,077,000 in the three months ended November 30, 2002 to $3,482,000 in the three months ended November 30, 2003. This increase resulted primarily from the sales achieved from our acquisition of Eastern Manufacturing Corporation ("EMC"), which occurred in February 2003. The sales from this new division totaled $1,363,000. This was supplemented by an increase of $42,000 in our West operations. We expect sales in subsequent quarters to increase as we have seen bookings continually increase and have achieved an increase in our book to ship ratio.

Cost of Sales

     Cost of sales increased $1,136,000, or 57.8%, from $1,965,000 in the three months ended November 30, 2002 to $3,101,000 in the three months ended November 30, 2003. As a percentage of sales, these costs decreased from 94.6% in the three months ended November 30, 2002 to 89.0% in the three months ended November 30, 2003. The decrease in cost of sales resulted from a greater gross margin received from products sold, partially offset by higher overhead costs associated with the EMC acquisition mentioned above.

Gross Profit

     Gross profit increased by $269,000 or 242.2%, from $112,000 in the three months ended November 30, 2002 to $381,000 in the three months ended November 30, 2003. The increase in gross profit resulted primarily form the higher margin products being shipped from the West and gross margin generated from PCB East. In the West, most of our products are quick turn (3 - 5 business day turnaround) and as such normally carry higher margins. The material costs in these products decreased from 33.2% in the three months ended November 30, 2002 to 24.8% in the three months ended November 30, 2003.

Operating Expenses

     Sales and marketing expenses increased by $95,000, or 38.3%, from $248,000 in the three months ended November 30, 2002 to $343,000 in the three months ended November 30, 2003. As a percentage of revenue, sales and marketing expense decreased from 12.0% of sales in the three months ended November 30, 2002 to 9.9% of sales in the three months ended November 30, 2003. The dollar increase was due to the addition of sales personnel in our West division as well as additional sales personnel acquired with the purchase of EMC.

     General and administrative expenses increased by $207,000 or 22.5%, from $910,000 in the three months ended November 30, 2002 to $1,128,000 in the three months ended November 30, 2003. This increase was due to the amortization of deferred compensation of $485,000, the additional operating costs generated from the PCB East division of $196,000, charges from our largest shareholder for a consulting contract that was terminated and rent for the Santa Clara facility that we have vacated, offset by a decrease in merger costs and setup of the SID product-line of $613,000 in 2002.

Interest Expense

     Interest expense increased by $635,000, or 1114.0%, from interest expense of $57,000 in the three months ended November 30, 2002 to $692,000 in the three months ended November 30, 2003. As a percentage of revenue, interest expense increased from 2.7% in the three months ended November 30, 2002 to 19.9% in the three months ended November 30, 2003. In the three months ended November 30, 2003, interest expense relates primarily to the following: amortization of the remaining balance on the discount issued as part of the 24% notes, additional costs associated with one of our prior revolving A/R credit lines, and a short term interest loan, and the inclusion of a non-cash stock-based expense of $414,000 incurred primarily as a result of the issuance of stock for interest expense described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.". We anticipate the amount of interest expense to fluctuate as a percentage of revenue based on the timing and amounts borrowed under our line of credit and other credit facilities we may enter into from time to time.

Other Income/(Expense), net

     Miscellaneous income increased by $200,000 from $1,000 in the three months ended November 30, 2002 to $201,000 in the three months ended November 30, 2003. This increase was primarily attributable to a gain on debt extinguishments of $349,000 offset by fees paid in relation to the payoff of the loans with Alco and Equinox.

Liquidity and Capital Resources

     Our principal sources of liquidity have been cash provided by a exercise of warrants by consultants and borrowings under our new agreement with Laurus Funds described below. Our principal uses of cash have been for operations, to meet debt service requirements, and to finance capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

     We will require additional financing in order to implement our business plan. We currently anticipate capital expenditures of at least $1.3 million during the next 12 months. If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. Particularly in light of our limited operating history and losses incurred, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our common stock may experience substantial dilution. In addition, as our results may be negatively impacted and thus delayed as a result of political and economic factors beyond our control, and its impact on the high technology market and the economy in general, our capital requirements may increase.

     The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; the loss of any of our major customers; a continued downturn in the economy in general or in the technology sector; a further decrease in demand for electronic products or continued weak demand for these products; our ability to attract new customers; our ability to reduce costs, an increase in competition in the market for electronic interconnect solutions; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

      Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

     In the three months ended November 30, 2002, net cash used by operations was $410,000 while in the three months ended November 30, 2002 cash used in operating activities was $1,643,000, an increase of $1,233,000 This increase was primarily the result of an increase in net receivables and working capital improvement.

     In the three months ended November 30, 2003, we utilized $104,000 for the purchase of fixed assets compared to $138,000 used for the purchase of fixed assets in the three months ended November 30, 2002, a decrease of $34,000, or 24.6%.

     For the three months ended November 30, 2003, we recevied a total of $667,000 from the exercise of warrants by certain consultants.

     On November 20, 2003, we entered into a Security Agreement (the "Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we may borrow from Laurus such amount as shall equal 85% of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the "Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note. As of December 10, 2003, we had borrowed an aggregate of approximately $1.9 million under the Security Agreement.

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

     Each of the Notes accrues interest at a rate per annum equal to the greater of (i) the prime rate published in The Wall Street Journal plus three (3%) percent and (ii) seven (7%) percent, subject to possible downward adjustment if (x) we shall have registered the shares of our Common Stock underlying the conversion of such Note and the related Warrant, and (y) the volume weighted average price of the Common Stock as reported by Bloomberg, L.P. on the principal market for any of the trading days immediately preceding an interest payment date under such Note exceeds the then applicable Fixed Conversion Price by twenty five (25%) percent, in which event the interest rate for the succeeding calendar month shall automatically be reduced by twenty five basis points. The first payment under the Notes is due 90 days from the issue date thereof. Each of the Notes has a maturity date of November 20, 2006.

     The outstanding principal and accrued interest under each Notes is convertible, at the holder's option, into shares of our Common Stock at a conversion price equal to $0.77 per share (the "Fixed Conversion Price"), subject to certain adjustments upon reclassifications, stock splits, combinations, stock dividends and similar events as well as downward adjustment upon an issuance of shares of Common Stock by the Company at a price per share below the then current Fixed Conversion Price, upon which issuance the Fixed Conversion Price shall be adjusted to equal such lower issue price. The agreement was subsequently amended to reflect a new fixed conversion price of $0.60 per share retroactively to the date of the original agreement.

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

     We are obligated, pursuant to two Registration Rights Agreements each between us and Laurus dated November 20, 2003 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the Notes (excluding Minimum Borrowing Notes not yet issued) and the Warrants on or before December 20, 2003 or, with respect to the future Minimum Borrowing Notes, within 30 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 90 days following the relevant filing date. To the extent, subject to certain conditions set forth in the Registration Rights Agreements, either (i) we fail to make such initial filing, (ii) the relevant registration statement is not declared effective by the Commission within 90 days of such filing, (iii) such registration statement ceases to be effective as to the securities to have been covered thereby for a period of 20 consecutive trading days or 30 days total in any 365 day period commencing on the effective date of such registration statement, or (iv) our Common Stock ceases to be traded on any trading market for a period of three consecutive trading days which has not been cured within 30 days of notice thereof, then we shall be liable to pay to Laurus, as liquidated damages, for each 30-day period during which the relevant default remains uncured 1.0% of the original principal amount for the convertible term note and 2.0% of the original principal amount for the borrowing note and revolving note.

     As of November 30, 2003, we had borrowed a total of approximately $4.0 million from Laurus, of which approximately $3.0 million was used to repay outstanding indebtedness, $260,000 was used to pay transaction fees relating to the borrowing facility, and approximately $250,000 was used to satisfy outstanding trade payables.

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

Contractual Obligations
     The following table presents the Company's contractual obligations as of November 30, 2003 for the reamining of this fiscal year as well as over the next five fiscal years and thereafter:

Payment by period
Contractual Obligations Employment agreements Long-term debt Operating leases Short-term agreements Total Contractual Obligations	Amount $ 677,188 2,758,828 1,951,678 18,487 $5,406,181	During current fiscal year $ 222,188 676,283 250,772 18,487 $1,167,730	1 - 3 years $ 280,000 1,955,272 669,055 - $ 2,904,327	3 - 5 years $ 175,000 127,273 847,157 - $ 1,149,530	After 5 years $ - - 184,694 - $ 184,694

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

Critical Accounting Policies The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts and stock based compensation, which affects the general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Stock-Based Compensation The Company records stock-based compensation to outside consultants at fair market value in general and administrative expense. The Company does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. The Company reports pro-forma net loss and loss per share in accordance with the requirements of SFAS 148. This disclosure shows net loss and loss per share as if the Company had accounted for its employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method at the date of grant. This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               See Note 8 to the Company's Condensed Consolidated Financial Statements (above).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               99.1 Chief Executive Officer Certification
               99.2 Chief Financial Officer Certification

               (b) Reports on Form 8-K

               None

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURES-NATIONAL INCORPORATED (Registrant)

Dated: January 16, 2004	/s/ Kenneth Shirley President, CEO, and Director (Principal Executive Officer) /s/ Daniel Guimond Daniel Guimond Corporate Controller and Acting Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Kenneth Shirley, certify that:

    1.  I have reviewed this quarterly report on Form 10-QSB of VENTURES-NATIONAL INCORPORATED

    2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and  for, the periods presented in this quarterly report;

    4.  The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) and internal control for financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and we have:

             a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

             b)  evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             c)  disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5.  The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

             a)  all significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

         Date: January 16, 2004

                                                                    /s/ Kenneth Shirley .
                                                                    Kenneth Shirley
                                                                    Chief Executive Officer
                                                                    (Principal Executive Officer)

CERTIFICATIONS

I, Daniel Guimond, certify that:

    1.  I have reviewed this quarterly report on Form 10-QSB of VENTURES-NATIONAL INCORPORATED

    2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and  for, the periods presented in this quarterly report;

    4.  The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) and internal control for financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and we have:

             a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

             b)  evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             c)  disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5.  The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

             a)  all significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

         Date: January 16, 2004

                                                                    /s/ Daniel Guimond .
                                                                    Daniel Guimond
                                                                    Corporate Controller and
                                                                    Acting Chief Financial Officer
                                                                    (Principal Financial Officer)