Form 10QSB/A
period 2003-11-30
VENTURES NATIONAL INC
filed 2004-02-09
CIK 770471

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB Amendment No. 1

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

EXPLANATORY NOTE
This amended Form 10-QSB is filed solely for the purpose of furnishing, as Exhibits 32.1 and 32.2, the certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The certifications were inadvertently omitted from the Form 10-QSB which was filed with the Commission on January 16, 2004. No changes were made to the Form 10-QSB.

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

Note 4. Loans and Notes Payable

     NOTES PAID OFF DURING THE QUARTER ENDED NOVEMBER 30, 2003

     On June 28, 2002, the Company entered into a loan and security agreement (the "Alco Agreement") with Alco Financial Services ("Alco"), an entity owned by an individual who subsequently became a member of its Board of Directors at the time, and paid a loan fee of $24,000 which is being amortized to interest expense at $2,000 per month. Under the terms of the Alco Agreement, the Company can borrow up to the sum of (1) 80% of the net face value of the Titan PCB West Inc.'s eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of eligible inventory. The Alco Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement originally matured on June 28, 2003 and was extended to December 2003, and is secured by all accounts receivabl e and inventory of the Titan PCB West, Inc. The Company is subject to certain restrictions and covenants under the Alco Agreement. During the quarter ended November 30, 2003, this loan was retired and no balance remains.

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

     The fair value of the these warrants totaling $125,000 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85% (3) risk free interest of 4.17% (4) dividend of 0%. The term loan is payable in monthly payments. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.77 which was amended to $0.60 per share retroactively to the date of the agreement. If the closing price of the Company's stock for any of the 10 trading days preceding the repayment date is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accor dance with EITF 00-27. Total cost of beneficial conversion feature of $433,000 and the relative fair value of the warrants of $118,000 are recorded as a discount of the lines of credit/term loan . For the quarter ended November 30, 2003, the amortization of the discount is immaterial to the accompanying financial statements.

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

     We are obligated, pursuant to two Registration Rights Agreements each between us and Laurus dated November 20, 2003 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the Notes (excluding Minimum Borrowing Notes not yet issued) and the Warrants on or before December 20, 2003 or, with respect to the future Minimum Borrowing Notes, within 30 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 90 days following the relevant filing date. To the extent, subject to certain conditions set forth in the Registration Rights Agreements, either (i) we fail to make such initial filing, (ii) the relevant registration statement is not declared effective by the Commission within 90 days of such filing, (iii) such registration statement ceases to be effective as to the securities to have been covered thereby f or a period of 20 consecutive trading days or 30 days total in any 365 day period commencing on the effective date of such registration statement, or (iv) our Common Stock ceases to be traded on any trading market for a period of three consecutive trading days which has not been cured within 30 days of notice thereof, then we shall be liable to pay to Laurus, as liquidated damages, for each 30-day period during which the relevant default remains uncured 1.0% of the original amounts for the convertible term note and 2% of the original amounts of the borrowing note and revolving note. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $117,000 for the convertible term note and $190,000 for the borrowing note and revolving note, the relative fair values of the warrants totaling $307,000, have been recorded as a short-term liability until the Company has obtained an effective registration statement for these share s. At January 12, 2003, the Company had not filed such a registration statement and Laurus has notified the Company that it will charge the Company 1.0% on the $3.6 million amount to be registered and will make this penalty payable in stock. This amount will be added to the first conversion which occurs one the registration statement is effective .

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

Note 5. Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through November 30, 2003, the Company has not been able to generate sufficient revenue from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates revenue to grow as a result of additional products offered to its customers after the move to its new facility. Management beli eves that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     On November 20, 2003, we entered into a Security Agreement (the "Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we may borrow from Laurus such amount as shall equal 85% of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the "Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note. As of December 10, 2003, we had borrowed an aggregate of appr oximately $1.9 million under the Security Agreement.

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

     We are obligated, pursuant to two Registration Rights Agreements each between us and Laurus dated November 20, 2003 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the Notes (excluding Minimum Borrowing Notes not yet issued) and the Warrants on or before December 20, 2003 or, with respect to the future Minimum Borrowing Notes, within 30 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 90 days following the relevant filing date. To the extent, subject to certain conditions set forth in the Registration Rights Agreements, either (i) we fail to make such initial filing, (ii) the relevant registration statement is not declared effective by the Commission within 90 days of such filing, (iii) such registration statement ceases to be effective as to the securities to have been covered thereby f or a period of 20 consecutive trading days or 30 days total in any 365 day period commencing on the effective date of such registration statement, or (iv) our Common Stock ceases to be traded on any trading market for a period of three consecutive trading days which has not been cured within 30 days of notice thereof, then we shall be liable to pay to Laurus, as liquidated damages, for each 30-day period during which the relevant default remains uncured 1.0% of the original principal amount for the convertible term note and 2.0% of the original principal amount for the borrowing note and revolving note.

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

Critical Accounting Policies The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts and stock based compensation, which affects the general and administrative expenses. The methods, estimates and judgments we use in apply ing these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Inventory Valuation Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverabil ity of such costs is not certain. The application of this policy adversely affects our gross margin.

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

Stock-Based Compensation The Company records stock-based compensation to outside consultants at fair market value in general and administrative expense. The Company does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. The Company reports pro-forma net loss and loss per share in accordance with the requirements of SFAS 148. This disclosure shows net loss and loss per share as if the Company had accounted for its employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method at the date of grant. This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managemen t's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

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