Form 10QSB
period 2004-02-29
VENTURES NATIONAL INC
filed 2004-04-19
CIK 770471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

Number of shares of common stock, $0.001 par value, outstanding at April 1, 2004: 17,454,404
VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) TABLE OF CONTENTS

Page

PART I.   FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Controls and Procedures

3 14 26
PART II. OTHER INFORMATION Item 1. Legal Proceedings Item 6. Exhibits and Reports on Form 8-K	27 27
Signatures Certifications	28 29
- 1 -

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) FORM 10-QSB FOR THE QUARTER ENDED FEBRUARY 29, 2004 FORWARD-LOOKING INFORMATION

     Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of Ventures-National Incorporated are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service, dependence upon key personnel and the like. The Company's most recent filings with the Securities and Exchange Commission, including Form 10-KSB, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

                                                                 - 2 -

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) CONDENSED CONSOLIDATED BALANCE SHEET FEBRUARY 29, 2004 (In thousands) (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Inventory
  Prepaid expenses and other current assets
    Total current assets
Equipment and improvements, net
Intangible assets, net
Capitalized loan fees
Other assets
    Total assets

$ 63 2,625 520 108 3,316 2,601 30 386 157 $6,490
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long term debt
  Line of credit
  Loans and notes payable to related party
  Accounts payable - trade
  Accrued liabilities
    Total current liabilities
Long-term debt, net of current portion
Total liabilities
Stockholders' deficit:
  Common stock, $0.001 par value, 950,000,000 shares
    authorized, 17,105,404 shares issued and outstanding
  Additional paid-in capital
  Deferred compensation
  Accumulated deficit
    Total stockholders' deficit
     Total liabilities and stockholders' deficit

$ 339 387 926 1,840 903 4,395 196 4,591 17 14,308 (217) (12,209) 1,899 $ 6,490

The accompanying notes form an integral part of the condensed consolidated financial statements.

                                                                - 3 -

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)
	Three Months Ended		Six Months Ended
	02/29/04	02/28/03	02/29/04	02/28/03
Net sales Cost of sales Gross profit Sales and marketing General and administrative Loss from operations Interest expense Miscellaneous Loss before income taxes Provision for income taxes Net loss	$ 3,766 3,518 248 352 2,086 (2,190) (228) - (2,418) - $ (2,418)	$ 2,267 2,134 133 305 924 (1,096) (57) 84 (1,069) - $ (1,069)	$ 7,249 6,619 630 695 3,216 (3,281) (920) 201 (4,000) - $ (4,000)	$ 4,344 4,100 244 553 1,844 (2,153) (114) 86 (2,181) - $ (2,181)

Net loss per share: Basic and Diluted	$ (0.14)	$ (0.09)	$ (0.25)	$ (0.21)
Weighted average number of shares outstanding: Basic and Diluted	16,783,860	12,568,240	16,315,504	10,430,617

The accompanying notes form an integral part of the condensed consolidated financial statements.

                                                                               - 4 -

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
Six months Ended
	02/29/04	02/28/03

Cash flows from operating activities:
  Net loss
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Non cash compensation
    Change in warrant valuation
    Accrued expenses to be converted to notes payable
    Depreciation
    Amortization
   Gain on debt extinguishment
    Changes in operating assets and liabilities:
      Accounts receivable
      Inventory
      Deferred cost
      Prepaid expenses and other current assets
      Other assets
      Accounts payable
      Accrued liabilities
        Net cash used in operating activities

	$(4,000) 2,264 (10) 418 323 41 (349) (981) (112) - (58) (1) 78 (67) (2,454)	$ (2,181) 674 - - 176 3 (216) 18 35 26 4 213 78 (1,170)
Cash flows from investing activities: Capital expenditures Purchase of accounts receivable Acquisition, net of cash acquired Net cash used in investing activities	(173) - - (173)	(325) (50) (500) (875)

Cash flows from financing activities:
  Borrowings on line of credit, net of loan cost
  Borrowings on long-term debt, net of loan cost
  Proceeds from issuance of note payable to related parties
  Proceeds from issuance of common stock
  Proceeds from related parties
  Payments of long-term debt
  Payments of short-term debt
  Payments of capital lease obligations
  Payments to related parties
  Payments on former lines of credit
        Net cash provided by financing activities

	2,336 1,993 - 667 247 (468) (2) (85) (743) (1,352) 2,593	302 - 590 1,752 - - - (39) (50) - 2,555
Net (decrease) increase in cash Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	(34) 97 $ 63	510 77 $ 587
Supplemental disclosure of cash flow information: Interest paid Income tax paid	$ 220 $ -	$ 114 $ -
Non cash activities: Issuance of common stock for consulting fees Issuance of common stock to related party as prepaid financing cost Issuance of common stock for debt conversion	$ 2,264 $ - $ 98	$ 674 $ 240 $ 1,844

The accompanying notes form an integral part of the condensed consolidated financial statements.

                                                                  - 5 -     and      - 6 -

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

          These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2003 as filed with the Securities and Exchange Commission on December 10, 2003. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements

As of February 29, 2004, Titan had a working capital deficit of $1,079,000 and an accumulated deficit of $12,209,000.
The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Nature of Business

          We are a manufacturer of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards ("PCBs") providing time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers through our wholly-owned subsidiaries Titan EMS, Inc. and Titan PCB East, Inc. Our prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment

          Our time sensitive and high quality manufacturing services enable our customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Our focus is on high quality niche printed circuit boards consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 10 day lead times at a competitive price.

Beginning in the year 2001, Titan began acquiring cutting edge technology equipment and processes from competitors unable to remain in business due to a severe market downturn and overwhelming debt.
Titan has also obtained customer lists and orders from several of these firms, resulting in new business opportunities.

Note 2. Loss Per Common Share

          In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not antidilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. The number of outstanding shares and weighted average shares reflect a stock split of 3,866.667 to 1 effected February 22, 2002. As of February 29, 2004, Titan had common stock equivalents of approximately 2,685,000 shares related to the options and warrants and approximately 11,440,000 shares related to shares to be issued upon conversion on the convertible debt.

Note 3. Inventory
Inventory (in thousands) consisted of the following:
02/29/04
Raw materials and finished subassemblies Work in process Finished goods Total	$167 311 42 $520

Note 4. Loans and Notes Payable

NOTES PAID OFF DURING SIX MONTHS ENDED FEBRUARY 29, 2004

          On June 28, 2002, the Company entered into a loan and security agreement (the "Alco Agreement") with Alco Financial Services ("Alco"), an entity owned by an individual who subsequently became a member of its Board of Directors at the time, and paid a loan fee of $24,000 which is being amortized to interest expense at $2,000 per month. Under the terms of the Alco Agreement, the Company can borrow up to the sum of (1) 80% of the net face value of the Titan PCB West Inc.'s eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of eligible inventory. The Alco Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement originally matured on June 28, 2003 and extended to December 2003, and is secured by all accounts receivable and inventory of the Titan PCB West, Inc. The Company is subject to certain restrictions and covenants under the Alco Agreement. During the six months ended February 29, 2004,, this loan was retired and no balance remains.

           On May 9, 2003, the Company entered into a loan and security agreement (the "Equinox Agreement") with Equinox Business Credit Corp. ("Equinox"), and paid a loan fee of $19,000 which was expensed during the year. Under the terms of the Equinox Agreement, the Company can borrow up to the sum of (1) 70% of the net face value of the Titan PCB East Inc.'s eligible accounts receivable, plus (2) $400,000 against the eligible property and equipment. The Equinox Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement matures on June 28, 2005 and is secured by all accounts receivable and inventory of the Titan PCB East, Inc. This loan was retired during the six months ended February 29, 2004 and there is no remaining balance.

          The company received $400,000 advances from a related party during the quarter ended November 30, 2003. As part of the agreement, the Company agreed to issue 600,000 shares to this related party. The Company expensed $414,000 as interest expense related to this issuance. The Company paid off the advances during the six months ended February 29, 2004.

REVOLVING LINE OF CREDIT

          On November 20, 2003, we entered into a Security Agreement ("Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we may borrow from Laurus such amount as shall equal 85% of our eligible accounts receivable as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the ("Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note.

          In connection with the issuance of the Revolving Note and the Initial Minimum Borrowing Note pursuant to the Security Agreement, we issued to Laurus a warrant (the "First Warrant") to purchase up to 600,000 shares of our common stock, par value $0.001 per share ("Common Stock"), having an exercise price of $0.83 per share for the first 250,000 shares of Common Stock acquired under such warrant, $0.90 per share for the next 200,000 shares of Common Stock acquired thereunder, and a price of $0.97 per share for any additional shares of Common Stock acquired thereunder. The First Warrant expires on November 20, 2010 and has a cashless exercise provision. The fair value of the these warrants totaling $211,481 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85% and (3) risk free interest of 4.17% and (4) dividend of 0%. The revolving lines mature on November 20, 2006. The Company can elect to pay the outstanding balance in shares of common stock at a fixed conversion price of $0.77 which was later amended to $0.60 per share retroactively to the date of the agreement. The conversion price was subsequently changed to $0.40 per share effective February 25, 2004. If the closing price of the Company's stock for any of the 10 trading days preceding the repayment date is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized utilizing the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments.". During the quarter ended November 30, 2003, total cost of beneficial conversion feature of $475,000 and the relative fair value of the warrants of $190,000 were recorded as discounts of the lines of credit. During the quarter ended February 29, 2004, the conversion price was reduced to $0.40 and accordingly, a discount for the additional beneficial conversion feature of $1,092,500 was recorded. In addition, the Company increased its net borrowings by $640,200 and recorded a discount for the additional beneficial conversion feature of approximately $416,130. The Company recorded an interest expense for the amortization of discounts in the amount $21,028 during the three months ended February 29, 2004. As of February 29, 2004, outstanding loan balance approximated $2,540,000 and unamortized discounts for beneficial conversion feature and warrants totaled $2,153,000.

TERM NOTE

          Also on November 20, 2003, we entered into a Securities Purchase Agreement ( "SPA") pursuant to which we issued and sold to Laurus (i) a Convertible Term Note ( "Convertible Term Note", together with the Revolving Note and the Minimum Borrowing Notes, the "Notes") in the principal amount of $2,100,000 and (ii) a warrant ("Second Warrant" together with the First Warrant, the "Warrants") to purchase up to 350,000 shares of Common Stock having an exercise price of $0.83 per share for the first 200,000 shares of Common Stock acquired thereunder, $0.90 per share for the next 100,000 shares of Common Stock acquired thereunder, and $0.97 per share for any additional shares of Common Stock acquired thereunder. The Second Warrant expires on November 20, 2010 and has a cashless exercise provision. The first payment on the Notes is due 90 days from the issue date thereof. The term note has a maturity date of November 20, 2006.

          The fair value of the these warrants totaling $125,000 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and dividend rate of $0%. The term loan is payable in monthly payments. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.77 which was amended to $0.60 per share retroactively to the date of the agreement. The conversion was subsequently reduced to $0.40 per share effective February 25, 2004. If the closing price of the Company's stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments.". During the quarter ended November 30, 2003, total cost of beneficial conversion feature of $433,000 and the relative fair value of the warrants of $118,000 were recorded as discounts of the term loan. During the quarter ended February 29, 2004, the conversion price was reduced to $0.40 and accordingly, a discount for the additional beneficial conversion feature of $1,207,500 was recorded. The Company paid off $63,636 and reduced the unamortized discount of $52,132 as interest expense. In addition, the Company recorded an interest expense for the amortization of discounts in the amount of $37,244 during the quarter ended February 29, 2004. As of February 29, 2004, outstanding loan balance approximated $2,036,000 and unamortized discounts for beneficial conversion feature and warrants totaled $1,669,000.

GENERAL TERMS TO BOTH LAURUS NOTES

          Each of the Notes accrues interest at a rate per annum equal to the greater of (i) the prime rate published in The Wall Street Journal plus three (3%) percent and (ii) seven (7%) percent, subject to possible downward adjustment if (x) we shall have registered the shares of our Common Stock underlying the conversion of such Note and the related Warrant, and (y) the volume weighted average price of the Common Stock as reported by Bloomberg, L.P. on the principal market for any of the trading days immediately preceding an interest payment date under such Note exceeds the then applicable Fixed Conversion Price by twenty five (25%) percent, in which event the interest rate for the succeeding calendar month shall automatically be reduced by twenty five (25%) percent, in which event the interest rate for the succeeding calendar month shall automatically be reduced to twenty five basis points.

          The outstanding principal and accrued interest under each Notes is convertible, at the holder's option, into shares of our Common Stock at a conversion price equal to $0.77 per share (the "Fixed Conversion Price"), subject to certain adjustments upon reclassifications, stock splits, combinations, stock dividends and similar events as well as downward adjustment upon an issuance of shares of Common Stock by the Company at a price per share below the then current Fixed Conversion Price, upon which issuance the Fixed Conversion Price shall be adjusted to equal such lower issue price (subject to certain exceptions set forth in the Notes). The first conversion price was subsequently amended to $.60 per share and effective February 25, 2004 again amended to $0.40 per share.

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

          We are obligated, pursuant to two Registration Rights Agreements each between us and Laurus dated November 20, 2003 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the Notes (excluding Minimum Borrowing Notes not yet issued) and the Warrants on or before December 20, 2003 or, with respect to the future Minimum Borrowing Notes, within 30 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 90 days following the relevant filing date. To the extent, subject to certain conditions set forth in the Registration Rights Agreements, either (i) we fail to make such initial filing, (ii) the relevant registration statement is not declared effective by the Commission within 90 days of such filing, (iii) such registration statement ceases to be effective as to the securities to have been covered thereby for a period of 20 consecutive trading days or 30 days total in any 365 day period commencing on the effective date of such registration statement, or (iv) our Common Stock ceases to be traded on any trading market for a period of three consecutive trading days which has not been cured within 30 days of notice thereof, then we shall be liable to pay to Laurus, as liquidated damages, for each 30-day period during which the relevant default remains uncured 1.0% of the original amounts for the convertible term note and 2% of the original amounts of the borrowing note and revolving note. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $118,000 for the convertible term note and $190,000 for the borrowing note and revolving note, the relative fair values of the warrants totaling $308,000 have been recorded as a short-term liability as of November 30, 2003 as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the quarter ended November 30, 2003, the Company recorded an increase of warrant liability of $85,000 for the change of the fair value of warrants. The registration statement was declared effective on February 12, 2004. The Company recorded a reduction of warrant liability of $76,000 to reflect the fair value of the warrant liability of $317,000 as of the effective date and reclassified it to additional paid in capital.

Note 5. Going Concern

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through February 29, 2004, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates sales to grow as a result of additional products offered to its customers after the move to its new facility. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6. Proforma Loss under FASB 148

          The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since, the Company has granted all its stock options above the quoted market on the date of measurement date, no compensation expense related to grants of stock option to employees has been recorded.

During the three months and six months ended February 29, 2004, compensation expense recognized under SFAS 123 approximated that recognized under APB 25.

Note 7. Gain on Extinguishment of Debt

          During the six months ended February 29, 2004, the Company settled an unpaid capital lease obligation with a gain of approximately $349,000 which is included in miscellaneous income in the accompanying condensed consolidated statements of operations.

Note 8. Litigation:

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In September 2002, a former employee filed a complaint against the Company alleging wrongful termination. During the quarter ended November 30, 2003, we settled this case for $85,000 and during the quarter ended Febrary 29, 2004, we have completely paid this amount. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Titan's business, financial condition and results of operations.

Note 9. Settlement Agreements:

          During the quarter ended February 29, 2004, the Company reached agreements with both our immediate past President and Chief Executive Officer to cancel their existing warrants, each consisting of the right to purchase from our largest shareholder 1,000,000 shares at $0.50 each in exchange for 350,000 shares of common stock each to be issued by our largest shareholder. The value of this new agreement is measured based on the sum of (1) the remaining unamortized fair value of the warrants; (2) the amount by which (a) the fair value of the new equity instrument measured at the modification date is greater than (b) the fair value of the old equity instrument immediately before its terms were modified. Since the fair value of 700,000 shares of common stock is less than the fair value of the warrants, the Company expensed the remaining unamortized value of the warrants in the amount of $933,000 during the quarter ended February 29, 2004.

Note 10. Subsequent Event:

          In March 2004, the Company issued three convertible notes to our major stockholder and related parties to settle certain outstanding obligations of the Company. These notes totaling $1 million were issued as convertible notes with a conversion price of $0.32 per share and carries an interest at a rate of 10% per annum. The Company received a waiver from its lender of the lines of credit and term loans for such issuance. The Company expects to issue additional notes to others during the quarter ending May 31, 2004.

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

          Our wholly-owned subsidiary Titan PCB West ("Titan") was incorporated on March 27, 2001. On August 30, 2002, Titan was acquired by us through the merger of Titan EMS Acquisition Corp. with and into Titan. In connection with the Merger, the stockholders of Titan received shares of our common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan was the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated, the historical financial statements of Titan became our historical financial statements after the Merger.

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

to expand our services to include flexible circuits and rigid-flex combinations in order to diversify sources of sales;
to expand our sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex process available; - 15 -

    to acquire and integrate strategic assets of companies producing time sensitive, high tech prototype and pre-production PCBs with other unique customers, technology or processes in order to accelerate entry into our target market; and

to acquire manufacturing facilities that have military certification and achieve military certification for our current facilities.

            We plan to add additional independent sales representatives to extend our selling capacity. Commission costs therefore will fluctuate depending on the origin of sales orders with our internal sales team or our independent sales representative organization. We also plan to increase our marketing expenditures. There are no assurances that additional independent sales representatives or increased marketing expenditures will increase our sales.

            We expect our general and administrative costs to increase in future periods due to our operating as a public company whereby we will incur added costs for filing fees, increased professional services and insurance costs.

Accounting Principles; Anticipated Effect of Growth

            Below we describe a number of basic accounting principles, which we employ in determining our recognition of sales and expenses, as well as a brief description of the effects that we believe that our anticipated growth will have on our sales and expenses in the future.

Sales

            We recognize sales upon shipment to our customers. We record net sales as our gross sales less an allowance for returns. At February 29, 2004, we had approximately 360 customers. We provide our customers a limited right of returns for defective PCBs and record an allowance against gross sales for estimated returns at the time of sale based on our historical results. Because our customers quickly test the PCBs we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At February 29, 2004, we provided an allowance against gross sales for returns of $10,000. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

            We expect sales to grow as we develop our reputation in our target market and as a result of our move to our facility in Fremont, California. Management anticipates fluctuations in sales as operations will be disrupted and in flux for a short period of time in connection with our move to Fremont. Additional acquisitions will also increase sales as well as cause disruption as facilities, employees, and processes are integrated. We expect these fluctuations to be relatively short lived while expecting the sales growth to be more permanent with the variable of market demand as a condition.

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

            Based upon our plan of operations, we anticipate that our cost of sales will increase as our sales increase, but that cost of sales as a percentage of net sales shall generally decrease as our sales increase. We believe that the amount of the decrease of this percentage over the next several fiscal periods will be dependent in large part upon the source of the increase in sales. For example, an increase in our penetration in the existing market for our goods and services will permit us to increase sales at a low cost in part by causing us to utilize a greater portion of our existing manufacturing capacity, an expense which we already incur. On the other hand, an increase in our sales attributable to our offering a greater portfolio of products and services may result in less of a decrease in such percentage as such activities may initially be less efficient than our existing operations.

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

- 17 -
Operating Expenses

            Our operating expenses for the three and six month periods ended February 29, 2004 and February 28, 2003 are comprised of costs for sales and marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

            Sales and marketing expenses consist primarily of salaries and commissions paid to our internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. We expect our selling and marketing expenses to fluctuate as a percentage of sales as we add new personnel, develop new independent sales representative channels and advertise our products.

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

            Interest expense, including finance charges, relates primarily to an accounts receivable and inventory lines of credit with two lending institutions, Alco and Equinox, convertible lines of credit and term loans with Laurus, and amortization of discounts on convertible debt. We expect interest expense to fluctuate as a percentage of sales based on the timing of borrowings under our lines of credit.

Results of Operations

            The following table sets forth income statement data for the three and six month periods ended February 29, 2004 and February 28, 2003 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended		Six Months Ended
	02/29/04	02/28/03	02/29/04	02/28/03
Net sales Cost of sales Gross profit Operating expenses: Sales and marketing General and administrative Total operating expenses Operating loss Interest expense Miscellaneous Net loss	100.0% 93.4 6.6 9.3 55.4 64.7 (58.1) (6.1) 0.0 (64.2)	100.0% 94.1 5.9 13.5 40.8 54.3 (48.4) (2.5) 3.7 (47.2)	100.0% 91.3 8.7 |9.6 44.4 54.0 (45.3) (12.7) 2.8 (55.2)	100.0% 94.4 5.6 12.7 42.5 55.2 (49.6) (2.6) 2.0 (50.2)

Three Months Ended February 29, 2004 Compared to the Three Months Ended February 28, 2003.

Net Sales

            Net sales increased by $1,499,000 or 66.1% from $2,267,000 in the three months ended February 28, 2003 to $3,766,000 in the three months ended February 29, 2004. This increase resulted primarily from the sales achieved from our acquisition of Eastern Manufacturing Corporation ("EMC"), which occurred in February 2003. The sales from this new division totaled $1,376,000. This was supplemented by an increase of $123,000 in our West operations. We expect sales in our subsequent quarters to increase as we have seen bookings continually increase and have achieved an increase in our book to ship ratio.

Cost of Sales

            Cost of sales increased $1,384,000, or 64.9%, from $2,134,000 in the three months ended February 28, 2003 to $3,518,000 in the three months ended February 29, 2004. As a percentage of sales, these costs decreased from 94.1% in the three months ended February 28, 2003 to 93.4% in the three months ended February 29, 2004. The decrease in cost of sales % resulted from a greater gross margin received from products sold, partially overset from higher overhead costs associated with the EMC acquisition mentioned above. This decrease as a percent of sales is expected to favorably increase as there is a number of fixed costs that will not adjust at the same rate as the projected increase in sales.

Gross Profit

            Gross profit increased by $115,000 or 86.5%, from $133,000 in the three months ended February 28, 2003 to $248,000 in the three months ended February 29, 2004. The increase in gross profit resulted primarily form the higher margin products being shipped from the West. In the West, most of our products are quick turn (3 - 5 business day turnaround) and as such normally carry higher margins. The material costs in these products decreased from 31.2% in the three months ended February 28, 2003 to 27.2% in the three months ended February 29, 2004 and the direct labor costs also decreased from 25.0% in the three months ended February 28, 2003 to 22.3% in the three months ended February 29, 2004.

- 19 -
Operating Expenses

            Sales and marketing expenses increased by $47,000, or 15.4%, from $305,000 in the three months ended February 28, 2003 to $352,000 in the three months ended February 29, 2004. As a percentage of sales, sales and marketing expense decreased from 13.5% of sales in the three months ended February 28, 2003 to 9.3% of sales in the three months ended February 29, 2004. The dollar increase was due to the addition of sales personnel in our West division as well as additional sales personnel acquired with the purchase of EMC.

            General and administrative expenses increased by $1,164,000 or 126.0%, from $924,000 in the three months ended February 28, 2003 to $2,086,000 in the three months ended February 29, 2004. . This increase was due to the amortization of the $933,000 unamortized portion of both the previous Chief Executive Officer and President's warrants granted on July 24, 2003 which resigned this quarter, amortization of deferred compensation of $44,000, the additional costs associated with the EMC acquisition of $284,000 and the recruitment fee associated with our new Chief Executive Officer.

Interest Expense

            Interest expense increased by $171,000, or 300%, from interest expense of $57,000 in the three months ended February 28, 2003 to $228,000 in the three months ended February 29, 2004. As a percentage of sales, interest expense increased from 2.5% in the three months ended February 28, 2003 to 6.1% in the three months ended February 29, 2004. In the three months ended February 29, 2004, interest expense relates primarily to interest expense on the Laurus transaction as well as the associated amortization of the related warrants and beneficial conversion features of the Laurus funding.

Miscellaneous

            Miscellaneous income decreased by $84,000 from $84,000 in the three months ended February 28, 2003 to $0 in the three months ended February 29, 2004. In the three months ended February 28, 2003, the Company converted outstanding payables to stock and was able to record income for the difference between the payable and the value of such issuance.

Six Months Ended February 29, 2004 Compared to the Three Months Ended February 28, 2003.

Net Sales

            Net sales increased by $2,905,000 or 66.9% from $4,344,000 in the six months ended February 28, 2003 to $7,249,000 in the six months ended February 29, 2004. This increase resulted primarily from the sales achieved from our acquisition of Eastern Manufacturing Corporation ("EMC"), which occurred in February 2003. The sales from this new division totaled $2,739,000. This was supplemented by an increase of $166,000 in our West operations. We expect sales in our subsequent quarters to increase as we have seen bookings continually increase and have achieved an increase in our book to ship ratio.

Cost of Sales

            Cost of sales increased $2,519,000, or 61.4%, from $4,100,000 in the six months ended February 28, 2003 to $6,619,000 in the six months ended February 29, 2004. As a percentage of sales, these costs decreased from 94.4% in the six months ended February 28, 2003 to 91.3% in the six months ended February 29, 2004. The decrease in cost of sales % resulted from a greater gross margin received from products sold, partially overset from higher overhead costs associated with the EMC acquisition mentioned above. This decrease as a percent of sales is expected to favorably increase as there is a number of fixed costs that will not adjust at the same rate as the projected increase in sales.

- 20 -
Gross Profit

            Gross profit increased by $386,000 or 158.2%, from $244,000 in the six months ended February 28, 2003 to $630,000 in the six months ended February 29, 2004. The increase in gross profit resulted primarily form the higher margin products being shipped from the West. In the West, most of our products are quick turn (3 - 5 business day turnaround) and as such normally carry higher margins. The material costs in these products decreased from 32.1% in the six months ended February 28, 2003 to 28.5% in the six months ended February 29, 2004 and the direct labor costs also decreased from 26.0% in the six months ended February 28, 2003 to 20.8% in the three months ended February 29, 2004.

Operating Expenses

            Sales and marketing expenses increased by $142,000, or 25.7%, from $553,000 in the six months ended February 28, 2003 to $695,000 in the six months ended February 29, 2004. As a percentage of sales, sales and marketing expense decreased from 12.7% of sales in the six months ended February 28, 2003 to 9.6% of sales in the six months ended February 29, 2004. The dollar increase was due to the addition of sales personnel in our West division as well as additional sales personnel acquired with the purchase of EMC.

            General and administrative expenses increased by $1,372,000 or 74.4%, from $1,844,000 in the six months ended February 28, 2003 to $3,216,000 in the six months ended February 29, 2004. . This increase was due to the amortization of the unamortized portion of both the previous Chief Executive Officer and President of $1,373,310 which departed during the quarter ended February 29, 2004.

Interest Expense

            Interest expense increased by $806,000, or 707.0%, from interest expense of $114,000 in the six months ended February 28, 2003 to $920,000 in the six months ended February 29, 2004. As a percentage of sales, interest expense increased from 2.6% in the six months ended February 28, 2003 to 12.7% in the six months ended February 29, 2004. In the six months ended February 29, 2004, interest expense relates primarily to interest expense associated with a loan from a shareholder on extremely high interest and related financing cost which was retired as part of the Laurus transaction and amortization of discounts for the beneficial conversion feature and warrant of the convertible lines and term loans with Laurus.

Miscellaneous

            Miscellaneous income increased by $115,000 from $86,000 in the six months ended February 28, 2003 to $201,000 in the three months ended February 29, 2004. In the six months ended February 29, 2004, the Company recorded a gain on settlement of an existing capitalized lease obligation offset by penalties incurred in the early retirement of existing debt when the Company entered into the favorable Laurus transaction.

- 21 -
Liquidity and Capital Resources

            Our principal sources of liquidity have been cash provided by a private placement, an infusion of capital from our largest shareholder, and borrowings under our new agreement with Laurus Funds described below. Our principal uses of cash have been for operations, to meet debt service requirements, and to finance capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

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

            The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements included in this Form 10Q-SB: pricing pressures in the industry; the loss of any of our major customers; a continued downturn in the economy in general or in the technology sector; a further decrease in demand for electronic products or continued weak demand for these products; our ability to attract new customers; our ability to reduce costs, including those associated with our restructuring plan; an increase in competition in the market for electronic interconnect solutions; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

            Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

            In the six months ended February 29, 2004, net cash used by operations was $2,454,000 while in the six months ended February 28, 2003 cash used in operating activities was $1,170,000, an increase of $1,284,000. This increase was primarily the result of an increase in net loss and net receivables.

            In the six months ended February 29, 2004, we utilized $173,000 for the purchase of fixed assets compared to $325,000 used for the purchase of fixed assets in the six months ended February 28, 2003, a decrease of $152,000, or 46.8%. We expect our spending on capital expenditures to increase during the remainder of this fiscal year.

            As of February 29, 2004, we raised a total of $742,000 from certain private investors which we received $75,000 in the quarter ended August 31, 2003 and $667,000 in the six months ended February 29, 2004.

                                                                      - 22 -

            On November 20, 2003, we entered into a Security Agreement (the "Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we may borrow from Laurus such amount as shall equal 85% of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the "Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note. As of February 29, 2004, we had borrowed an aggregate of approximately $2.5 million under the Security Agreement.

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

            The outstanding principal and accrued interest under each Notes is convertible, at the holder's option, into shares of our Common Stock at a conversion price equal to $0.40 per share (the "Fixed Conversion Price"), subject to certain adjustments upon reclassifications, stock splits, combinations, stock dividends and similar events as well as downward adjustment upon an issuance of shares of Common Stock by the Company at a price per share below the then current Fixed Conversion Price, upon which issuance the Fixed Conversion Price shall be adjusted to equal such lower issue price.

                                                                     - 23 -

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

            As of February 29, 2004, we had borrowed a total of approximately $4.6 million from Laurus, of which approximately $3.0 million was used to repay outstanding indebtedness, $260,000 was used to pay transaction fees relating to the borrowing facility, approximately $250,000 was used to satisfy outstanding trade payables and the remainder has been utilized for current working capital purposes. .

            Our planned capacity expansions involve risks. We may encounter construction delays, equipment delays, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers' delivery schedules. We expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expenses and lease expenses. The current unfavorable economic conditions affecting major customers or the electronics industry in general may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner. If our sales do not increase sufficiently to offset increased expenses, our operating results may be adversely affected.

- 24 -
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

Contractual Obligations

            The following table presents the Company's contractual obligations as of February 29, 2004 for the remaining of this fiscal year as well as over the next five fiscal years. The Company does not have any contractual obligations that extend beyond five fiscal years:

Payment by period
Contractual Obligations Employment agreements Short-term debt Long-term debt Revolving line of credit Operating leases Short-term agreements Total Contractual Obligations	Amount $ 717,083 925,311 2,203,677 2,540,200 2,736,588 19,250 $9,142,109	During current fiscal year $ 245,833 925,311 485,496 2,540,200 234,682 19,250 $ 4,450,772	1 - 3 years $ 435,000 - 1,718,181 - 1,879,542 - $ 4,032,723	4 - 5 years $ 36,250 - - - 622,364 - $ 658,614

- 25 -
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

  Inventory Valuation Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our sales forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

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

                                                                     - 26 -

PART II OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

                 See Note 9 to the Company's Condensed Consolidated Financial Statements (above).

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                 31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule
                 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                 31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule
                 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                 (b) Reports on Form 8-K

                 On January 14, 2004, the Company filed a current report on Form 8-K stating that on January 13, 2004, the Company held an analyst conference call during which it discussed the Registrant's results of operations for the quarter ended November 30,
                 2003, summarized the history and presented an outlook for the Registrant

                 On January 16, 2004, the Company filed a current report on Form 8-K announcing the resignation of Robert Ciri as Chief Executive Officer and the appointment of
                 Kenneth Shirley to replace Robert Ciri as Chief Executive Officer

                 On February 5, 2004, the Company filed a current report on Form 8-K announcing the resignation of Andrew Glashow as President and the addition of the President position to Kenneth Shirley to replace Andrew Glashow. The Company also announced on this current report on Form 8-k the resignation of Robert Ciri and
                 Andrew Glashow from the Board of Directors

                 On February 10, 2004, the Company filed a current report on Form 8-K announcing the resignation of Joel Gold from the Board of Directors. The Company also announced on this current report on Form 8-K the addition of Frank Martin to the
                 Board of Directors.

                                                                   - 27 -

  S I G N A T U R E S

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURES-NATIONAL INCORPORATED (Registrant)

Dated: April 16, 2004	/s/ Kenneth Shirley President, CEO, and Director (Principal Executive Officer) /s/ Daniel Guimond Daniel Guimond Chief Financial Officer (Principal Financial Officer)
- 28 -

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

               a)  all significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting
Date: April 16, 2004
/s/ Kenneth Shirley . Kenneth Shirley Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer) - 29 -

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

               a)  all significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting
Date: April 16, 2004
/s/ Daniel Guimond . Daniel Guimond Chief Financial Officer (Principal Financial Officer) - 30 -