Form 10QSB
period 2004-05-31
VENTURES NATIONAL INC
filed 2004-07-07
CIK 770471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2004

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

Number of shares of common stock, $0.001 par value, outstanding at June 23, 2004: 24,306,723

--------------------------------------------------------------------------------------------------------------------

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) TABLE OF CONTENTS

Page

PART I.   FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Controls and Procedures

3 15 26
PART II. OTHER INFORMATION Item 1. Legal Proceedings Item 6. Exhibits and Reports on Form 8-K	28 28
Signatures Certifications	29 30
1 --------------------------------------------------------------------------------------------------------------------

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) FORM 10-QSB FOR THE QUARTER ENDED MAY 31, 2004 FORWARD-LOOKING INFORMATION

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

--------------------------------------------------------------------------------------------------------------------

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) CONDENSED CONSOLIDATED BALANCE SHEET MAY 31, 2004 (In thousands) (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Inventory
  Prepaid expenses and other current assets
    Total current assets
Equipment and improvements, net
Intangible assets, net
Capitalized loan fees
Other assets
    Total assets

$ 154 3,325 560 175 4,214 2,519 27 401 176 $7,337
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt
  Line of credit
  Short term debt
  Accounts payable - trade
  Accrued liabilities
  Warrant liability
    Total current liabilities
Long-term debt, net of current portion
Total liabilities
Stockholders' equity:
  Common stock, $0.001 par value, 950,000,000 shares
    authorized, 23,751,043 shares issued and outstanding
  Additional paid-in capital
  Deferred compensation
  Accumulated deficit
    Total stockholders' equity
     Total liabilities and stockholders' equity

$ 336 564 233 1,242 672 133 3,180 424 3,604 24 18,104 (636) (13,759) 3,733 $ 7,337

The accompanying notes form an integral part of the condensed consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (Unaudited)
	Three Months Ended		Nine Months Ended
	05/31/04	05/31/03	05/31/04	05/31/03
Net sales Cost of sales Gross profit Sales and marketing General and administrative Loss from operations Interest expense Miscellaneous Loss before income taxes Provision for income taxes Net loss	$ 4,727 3,832 895 361 364 170 (1,721) 1 (1,550) - $ (1,550)	$ 3,271 2,937 334 369 1,168 (1,203) (185) 2 (1,386) - $ (1,386)	$ 11,976 10,451 1,525 1,057 3,579 (3,111) (2,642) 203 (5,550) - $ (5,550)	$ 7,615 7,037 578 922 3,011 (3,355) (299) 87 (3,567) - $ (3,567)

Net loss per share: Basic and Diluted	$ (0.08)	$ (0.10)	$ (0.32)	$ (0.30)
Weighted average number of shares outstanding: Basic and Diluted	18,481,067	14,187,708	17,042,738	11,707,797

The accompanying notes form an integral part of the condensed consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
Nine Months Ended
	05/31/04	05/31/03

Cash flows from operating activities:
  Net loss
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Non cash compensation
    Amortization of beneficial conversion feature and
      warrants and change in warrant valuation
    Accrued expenses to be converted to notes payable
    Depreciation
    Amortization
   Gain on debt extinguishment
    Changes in operating assets and liabilities:
      Accounts receivable
      Inventory
      Prepaid expenses and other current assets
      Capitalized loan fees
      Other assets
      Accounts payable
      Accrued liabilities
        Net cash used in operating activities

	$(5,550) 2,369 1,641 418 460 10 (349) (1,682) (152) (125) 73 (21) (485) (270) (3,663)	$ (3,567) 1,080 - - 297 11 (695) 2 8 - (78) 756 153 (2,033)
Cash flows from investing activities: Capital expenditures Investments in Coesin, Inc. Acquisition, net of cash acquired Net cash used in investing activities	(228) - - (228)	(427) (5) (500) (932)

Cash flows from financing activities:
  Borrowings on line of credit, net of loan cost
  Borrowings on long-term debt, net of loan cost
  Proceeds from issuance of note payable to related parties
  Proceeds from issuance of common stock
  Proceeds from related parties
  Proceeds from issuance of short term debt
  Payments of long-term debt
  Payments of short-term debt
  Payments of capital lease obligations
  Payments to related parties
  Payments on former lines of credit
        Net cash provided by financing activities

	2,516 2,690 - 667 751 135 (599) (32) (85) (743) (1,352) 3,948	282 400 768 1,752 - - (24) - (18) (50) - 3,110
Net (decrease) increase in cash Cash and cash equivalents at beginning of period Cash and cash equivalents at end of period	57 97 $ 154	145 77 $ 222
Supplemental disclosure of cash flow information: Interest paid Income tax paid	$ 442 $ -	$ 219 $ -
Non cash activities: Issuance of common stock for consulting fees Issuance of common stock to related party as prepaid financing cost Issuance of common stock for debt conversion	$ 3,520 $ - $ 1,874	$ 1,001 $ 80 $ 2,144

The accompanying notes form an integral part of the condensed consolidated financial statements.

------------------------------------------------------------------------------------------------------------------

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Basis of Presentation and Nature of Business Operations: Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared by Ventures-National Incorporated, doing business as Titan General Holdings, Inc. ("Titan" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of Titan for the period presented.

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

          As of May 31, 2004, Titan had working capital of $1,034,000 and an accumulated deficit of $13,759,000.

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

------------------------------------------------------------------------------------------------------------------
          Beginning in the year 2001, Titan began acquiring cutting edge technology equipment and processes from competitors unable to remain in business due to a severe market downturn and overwhelming debt.

          Titan has also obtained customer lists and orders from several of these firms, resulting in new business opportunities.

Recent Accounting Pronouncements

                    In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB No. 101 that had been codified in SEC Topic No. 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not impact the condensed consolidated financial statements.

Note 2. Loss Per Common Share:

          In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not antidilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. The number of outstanding shares and weighted average shares reflect a stock split of 3,866.667 to 1 effected February 22, 2002. As of May 31, 2004, Titan had common stock equivalents of approximately 3,320,000 shares related to the options and warrants and approximately 13,372,200 shares related to shares to be issued upon conversion on the convertible debt.

------------------------------------------------------------------------------------------------------------------

Note 3. Inventory: Inventory (in thousands) consisted of the following:
05/31/04
Raw materials and finished subassemblies Work in process Finished goods Total	$168 343 49 $560

Note 4. Loans and Notes Payable:

          NOTES PAID OFF DURING NINE MONTHS ENDED MAY 31, 2004

          On June 28, 2002, the Company entered into a loan and security agreement (the "Alco Agreement") with Alco Financial Services ("Alco"), an entity owned by an individual who subsequently became a member of its Board of Directors at the time, and paid a loan fee of $24,000 which is being amortized to interest expense at $2,000 per month. Under the terms of the Alco Agreement, the Company can borrow up to the sum of (1) 80% of the net face value of the Titan PCB West Inc.'s eligible accounts receivable, plus (2) the lesser of (i) $100,000 or (ii) 50% of eligible inventory. The Alco Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement originally matured on June 28, 2003 and extended to December 2003, and is secured by all accounts receivable and inventory of the Titan PCB West, Inc. The Company is subject to certain restrictions and covenants under the Alco Agreement. During the nine months ended May 31, 2004, this loan was retired and no balance remains.

           On May 9, 2003, the Company entered into a loan and security agreement (the "Equinox Agreement") with Equinox Business Credit Corp. ("Equinox"), and paid a loan fee of $19,000 which was expensed during the year. Under the terms of the Equinox Agreement, the Company can borrow up to the sum of (1) 70% of the net face value of the Titan PCB East Inc.'s eligible accounts receivable, plus (2) $400,000 against the eligible property and equipment. The Equinox Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $7,500. The Agreement matures on June 28, 2005 and is secured by all accounts receivable and inventory of the Titan PCB East, Inc. This loan was retired during the nine months ended May 31, 2004 and there is no remaining balance.

          The company received $400,000 advances from a related party during the quarter ended November 30, 2003. As part of the agreement, the Company agreed to issue 600,000 shares to this related party. The Company expensed $414,000 as interest expense related to this issuance. The Company paid off the advances during the nine months ended May 31, 2004.

--------------------------------------------------------------------------------------------------------------------
          REVOLVING LINE OF CREDIT

          On November 20, 2003, we entered into a Security Agreement ("Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we may borrow from Laurus such amount as shall equal to 85% of our eligible accounts receivable as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the "Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note.

          In connection with the issuance of the Revolving Note and the Initial Minimum Borrowing Note pursuant to the Security Agreement, we issued to Laurus a warrant (the "First Warrant") to purchase up to 600,000 shares of our common stock, par value $0.001 per share ("Common Stock"), having an exercise price of $0.83 per share for the first 250,000 shares of Common Stock acquired under such warrant, $0.90 per share for the next 200,000 shares of Common Stock acquired thereunder, and a price of $0.97 per share for any additional shares of Common Stock acquired thereunder. The First Warrant expires on November 20, 2010 and has a cashless exercise provision. The fair value of the these warrants totaling $190,300 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85% and (3) risk free interest of 4.17% and (4) dividend of 0%. The revolving lines mature on November 20, 2006. The Company can elect to pay the outstanding balance in shares of common stock at a fixed conversion price of $0.77 which was later amended to $0.60 per share retroactively to the date of the agreement. The conversion price was subsequently changed to $0.40 per share effective February 25, 2004. If the closing price of the Company's stock for any of the 10 trading days preceding the repayment date is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized utilizing the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments.". During the quarter ended November 30, 2003, total cost of beneficial conversion feature of $475,000 and the relative fair value of the warrants of $190,000 were recorded as discounts of the lines of credit. During the quarter ended February 29, 2004, the conversion price was reduced to $0.40 and accordingly, a discount for the additional beneficial conversion feature of $1,092,800 was recorded. In addition, during the quarter ended February 29, 2004, the Company increased its net borrowings by $640,200 and recorded a discount for the additional beneficial conversion feature of approximately $416,100. During the quarter ended May 31, 2004, the Company increased its net borrowings by $179,700 and recorded a discount for the additional beneficial conversion feature of approximately $49,400. The Company recorded an interest expense for the amortization of discounts in the amount $46,400 during the three months ended May 31, 2004. As of May 31, 2004, outstanding loan balance approximated $2,720,000 and unamortized discounts for beneficial conversion feature and warrants totaled $2,156,000.

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

--------------------------------------------------------------------------------------------------------------------
          The fair value of the these warrants totaling $117,548 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and dividend rate of $0%. The term loan is payable in monthly payments. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.77 which was amended to $0.60 per share retroactively to the date of the agreement. The conversion was subsequently reduced to $0.40 per share effective February 25, 2004. If the closing price of the Company's stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." During the quarter ended November 30, 2003, total cost of beneficial conversion feature of $433,000 and the relative fair value of the warrants of $118,000 were recorded as discounts of the term loan. During the quarter ended February 29, 2004, the conversion price was reduced to $0.40 and accordingly, a discount for the additional beneficial conversion feature of $1,207,000 was recorded. The Company paid off $63,600 and reduced the unamortized discount of $52,000 as interest expense during the quarter ended February 29, 2004. In addition, the Company recorded an interest expense for the amortization of discounts in the amount of $37,000 during the quarter ended February 29, 2004. During the quarter ended May 31, 2004, the Company paid off an additional $360,000 and reduced the unamortized discount of $265,000 as interest expense. In addition, the Company recorded an interest expense for the amortization of discounts in the amount of $73,000 during the quarter ended May 31, 2004. As of May 31, 2004, outstanding loan balance approximated $1,676,000 and unamortized discounts for beneficial conversion feature and warrants totaled $1,330,000.

          ADDITIONAL TERM NOTE

          On March 30, 2004, we entered into an additional $750,000 Convertible Term Note pursuant to which we issued and sold to Laurus (i) a Convertible Term Note ( "Convertible Term Note #2",) in the principal amount of $750,000 and (ii) a warrant ("Term Note #2 Warrant") to purchase up to 750,000 shares of Common Stock having an exercise price of $0.50 per share. The Term Note #2 Warrant expires on March 30, 2011 and has a cashless exercise provision. The first payment on the Notes is due July 1, 2004. This term note has a maturity date of March 30, 2007.

          The fair value of the these warrants totaling $133,100 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and dividend rate of $0%. The term loan is payable in monthly payments. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company's stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt

---------------------------------------------------------------------------------------------------------------------
discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments.". During the quarter ended May 31, 2004, total cost of beneficial conversion feature of $245,600 and the relative fair value of the warrants of $133,100 were recorded as discounts of the term loan. During the quarter ended May 31, 2004, the Company recorded an interest expense for the amortization of discounts in the amount of $6,800. As of May 31, 2004, outstanding loan balance approximated $750,000 and unamortized discounts for beneficial conversion feature and warrants totaled $371,800.

          The Company is obligated, pursuant to a Registration Rights Agreement between the Company and Laurus dated March 30, 2004 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the additional term loan of $750,000 and the 750,000 warrants on or before April 30, 2004 or, within 30 days following the issuance thereof, and to use our best efforts to cause such registration statement to become effective within 90 days following the relevant filing date. To the extent, subject to certain conditions set forth in the Registration Rights Agreements, either (i) we fail to make such initial filing, (ii) the relevant registration statement is not declared effective by the Commission within 90 days of such filing, (iii) such registration statement ceases to be effective as to the securities to have been covered thereby for a period of 20 consecutive trading days or 30 days total in any 365 day period commencing on the effective date of such registration statement, or (iv) our Common Stock ceases to be traded on any trading market for a period of three consecutive trading days which has not been cured within 30 days of notice thereof, then we shall be liable to pay to Laurus, as liquidated damages, for each 30-day period during which the relevant default remains uncured 1.0% of the original amount of the additional term loan. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative fair values of the warrants of approximately $133,100 have been recorded as a short-term liability as of March 30, 2004 as the Company has not yet filed the registration statement. In addition, the Company is required to report a value of the warrant as a fair value and record the fluctuation to the fair value of the warrant liability to current operations. During the period from March 30, 2004 to May 31, 2004, the change of the relative fair value of the warrants is immaterial to the accompanying condensed consolidated financial statements.

GENERAL TERMS TO LAURUS NOTES

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

--------------------------------------------------------------------------------------------------------------------

Note 5. Going Concern:

          The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through May 31, 2004, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates sales to grow as a result of additional products offered to its customers after the move to its new facility. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6. Proforma Loss under FASB 148:

          The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. Since, the Company has granted all its stock options at or above the quoted market on the date of measurement date, no compensation expense related to grants of stock option to employees has been recorded.

          Had the Company chosen the fair value method of accounting for transactions involving stock option issuance to employees pursuant to SFAS No. 123, the Company would have recorded $33 and $9 in compensation costs for the three months ended May 31, 2004 and 2003, respectively, and $100 and $39 for nine months ended May 31, 2004 and 2003, respectively, as presented by the proforma loss statement, as follows:

	Three Months Ended May 31,
	2004	2003
Net loss: As reported Compensation recognized under APB 25 Compensation recognized under SFAS 123 Proforma net loss Net loss per common share - basic and diluted: As reported Proforma	$ (1,550) 12 (33) $ (1,571) $ (0.08) $ (0.08)	$ (1,386) - (9) $ (1,395) $ (0.10) $ (0.10)

	Nine Months Ended May 31,
	2004	2003
Net loss: As reported Compensation recognized under APB 25 Compensation recognized under SFAS 123 Proforma net loss Net loss per common share - basic and diluted: As reported Proforma	$ (5,550) 40 (100) $ (5,610) $ (0.32) $ (0.33)	$ (3,567) 35 (39) $ (3,571) $ (0.30) $ (0.31)
12 -----------------------------------------------------------------------------------------------------------------

Note 7. Gain on Extinguishment of Debt:

          During the nine months ended May 31, 2004, the Company settled an unpaid capital lease obligation with a gain of approximately $349,000 which is included in miscellaneous income in the accompanying condensed consolidated statements of operations.

Note 8. Litigation:

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In September 2002, a former employee filed a complaint against the Company alleging wrongful termination. During the quarter ended November 30, 2003, we settled this case for $85,000 and during the quarter ended February 29, 2004, we have completely paid this amount. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Titan's business, financial condition and results of operations.

Note 9. Settlement Agreements:

          During the quarter ended February 29, 2004, the Company reached informal agreements with both our immediate past President and Chief Executive Officer to cancel their existing warrants, each consisting of the right to purchase from our largest shareholder 1,000,000 shares at $0.50 each in exchange for 350,000 shares of common stock each to be issued by our largest shareholder. This has further been amended and they were both paid $60,000 each in lieu of common stock from our largest shareholder. The value of this new agreement is measured based on the sum of (1) the remaining unamortized fair value of the warrants; (2) the amount by which (a) the fair value of the new equity instrument measured at the modification date is greater than (b) the fair value of the old equity instrument immediately before its terms were modified. Since the $120,000 payment and an additional amount to be paid by the Company which has yet to be determined (which at most will be $100,000) is far less than the fair value of the warrants of $1,537,600, the Company expensed the remaining unamortized value of the warrants in the amount of $933,000 during the quarter ended February 29, 2004. As of June 22, 2004, the Company is in negotiations with these two individuals for a final settlement.

13 ------------------------------------------------------------------------------------------------------------------
Note 10. Other Convertible Notes Payable:

          In the three months ended May 31, 2004, the Company issued convertible notes to our major stockholder and other parties to settle certain outstanding obligations of the Company and for future cash infusions into the Company. These notes totaling $1.6 million were issued as convertible notes with a conversion price of $0.32 per share and carry an interest rate of 10% per annum. The Company received a waiver from its lender of the lines of credit and term loans for such issuance. The Company's largest shareholder converted the outstanding notes balance of $1,450,000 into 4,531,250 shares effective May 31, 2004. The Company has recorded a beneficial conversion feature on these notes of $1,182,000 and have expensed the full amount upon the conversion during the quarter ended May 31, 2004.

Note 11. Stock Option Repricing:

          During the nine month period ended May 31, 2004, the Company re-priced approximately 520,000 stock options from $1.50 to $0.79 under the Company's 1992 Stock Option Plan. In accordance with FASB Interpretation, FIN 44, Accounting for Certain Transactions Involving Stock Transactions, these options have subsequently been accounted for as variable from May 3, 2004 through the nine month period ended May 31, 2004. Since the stock price has been much less than the re-priced option price, the Company has not recorded any compensation expense in its financial statements for the nine month period ended May 31, 2004.

Note 12. Subsequent Event:

          On June 29, 2004, Laurus Master Fund Ltd. advanced the Company an additional $1,500,000. This advance was in the form of an amendment to the $750,000 term note advanced on March 30, 2004. This note is convertible at $0.40 per share, with detached warrants to purchase up to 1,800,000 shares of the Company's common stock at a price of $0.50 per share. The Company is obligated to make monthly repayments or settle with issuance of common stock beginning on September 1, 2004. This note matures on March 30, 2007, and is mainly to be used for future capital expenditures. As part of this advance the Company must file a registration statement by August 15, 2004.

------------------------------------------------------------------------------------------------------------------

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

Summary Corporate Background

          We are a manufacturer of time sensitive, high tech, prototype and pre-production PCBs. We provide time-critical, PCB manufacturing services to original equipment manufacturers and electronic manufacturing services providers. The Company's prototype PCBs serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. The Company's focus is on niche PCBs consisting of complex, high layer count, fine-lines and high-performance materials with capabilities to deliver in 24 hours, at premium pricing, as compared to standard 10 day lead time.

          The Company's wholly-owned subsidiary, Titan PCB West ("Titan"), was incorporated on March 27, 2001. On August 30, 2002, Titan was acquired by us through the merger of Titan EMS Acquisition Corp. with and into Titan. In connection with the Merger, the stockholders of Titan received shares of our common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan was the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated, the historical financial statements of Titan became our historical financial statements after the Merger.

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

------------------------------------------------------------------------------------------------------------------

          On August 6, 2002, Titan acquired certain intangible assets contributed by Louis George, a former executive officer and director, in exchange for 50,000 shares of Titan common stock valued at $1.50 per share, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities dated August 6, 2002.

          Effective August 30, 2002, through the Company's wholly-owned subsidiary Titan EMS Acquisition Corp. ("Acquisition Co"), a Delaware corporation, we acquired all of the capital stock of Titan through an exchange of the Company's common stock pursuant to an Agreement and Plan of Merger. In connection with the Merger, the Company's fiscal year was also changed from June 30 in each year to August 31 in each year.

          On February 27, 2003, through the Company's wholly-owned subsidiary Titan PCB East, we acquired certain assets of Eastern Manufacturing Corporation, for approximately $500,000 in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank. The results from Eastern Manufacturing Corporation's operations were reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition.

          Effective March 5, 2003, we purchased shares of common stock of Coesen representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of common stock and $5,000 in cash.

          Management has devoted substantial time since the Merger to the integration and reorganization of the Company's various business units. The Company anticipates that this integration and reorganization of our business will continue to require substantial management resources for much of the fiscal year ending August 31, 2004 and that, as a result, we may not realize the anticipated economies of scale and scope, as well as the attendant improvements in our operating results, until possibly the next fiscal year.

Plan of Operations
The Company's business strategy is:
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
16 -----------------------------------------------------------------------------------------------------------------

          The Company plans to add and is in the process of adding additional independent sales representatives to extend our selling capacity. Commission costs therefore will fluctuate depending on the origin of sales orders with our internal sales team or our independent sales representative organization. We also plan to increase our marketing expenditures. There are no assurances that additional independent sales representatives or increased marketing expenditures will increase our sales.

Accounting Principles; Anticipated Effect of Growth

          Below we describe a number of basic accounting principles, which we employ in determining our recognition of sales and expenses, as well as a brief description of the effects that we believe that our anticipated growth will have on our sales and expenses in the future.

Sales

          We recognize sales upon shipment to our customers. We record net sales as our gross sales less an allowance for returns. At May 31, 2004, we had approximately 360 customers. We provide our customers a limited right of returns for defective PCBs and record an allowance against gross sales for estimated returns at the time of sale based on our historical results. Because our customers quickly test the PCBs we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At May 31, 2004, we provided an allowance against gross sales for returns of $10,000. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

17 -----------------------------------------------------------------------------------------------------------------
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

Operating Expenses

          Our operating expenses for the three and nine month periods ended May 31, 2004 and 2003 are comprised of costs for sales and marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

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

------------------------------------------------------------------------------------------------------------------

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

Results of Operations

          The following table sets forth income statement data for the three and nine month periods ended May 31, 2004 and 2003 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended		Nine Months Ended
	05/31/04	05/31/03	05/31/04	05/31/03
Net sales Cost of sales Gross profit Operating expenses: Sales and marketing General and administrative Total operating expenses Operating income/(loss) Interest expense Miscellaneous Net loss	100.0% 81.1 18.9 7.6 7.7 15.3 3.6 (36.4) 0.0 (32.8)	100.0% 89.8 10.2 11.3 35.7 47.0 (36.8) (5.6) 0.0 (42.4)	100.0% 87.3 12.7 8.8 29.9 38.7 (26.0) (22.0) 1.7 (46.3)	100.0% 92.4 7.6 12.1 39.5 51.6 (44.0) (3.9) 1.1 (46.8)

Three Months Ended May 31, 2004 Compared to the Three Months Ended May 31, 2003.

Net Sales

          Net sales increased by $1,456,000 or 44.5% from $3,271,000 in the three months ended May 31, 2003 to $4,727,000 in the three months ended May 31, 2004. This increase resulted primarily from the additional sales achieved from our ability to produce quick turn circuit boards in our West operation. The West operations increased their sales by $1,111,000 or 60.7% while the East operations increased their sales $345,000 or 23.9% while increasing customer base. The Company expects to continue this year over year trend as we increase our customer satisfaction index and become one of the few shops qualified under the new military P31032 specification. The Company was notified on June 17, 2004 that it has received this qualification.

-----------------------------------------------------------------------------------------------------------------

Cost of Sales

          Cost of sales increased $895,000, or 30.5%, from $2,937,000 in the three months ended May 31, 2003 to $3,832,000 in the three months ended May 31, 2004. As a percentage of sales, these costs decreased from 89.8% in the three months ended May 31, 2003 to 81.1% in the three months ended May 31, 2004. The decrease in cost of sales % resulted from a 1.6% greater direct margin received from products sold as well as the 44.5% increase in volume. This decrease as a percent of sales is expected to favorably increase as there are a number of fixed costs that will not adjust at the same rate as the projected increase in sales.

Gross Profit

          Gross profit increased by $561,000 or 168.0%, from $334,000 in the three months ended May 31, 2003 to $895,000 in the three months ended May 31, 2004. The increase in gross profit resulted primarily from the higher margin products being shipped from the West. In the West, most of our products are quick turn (3 - 5 business day turnaround) and as such normally carry higher margins. The material costs in these products decreased from 27.2% in the three months ended May 31, 2003 to 22.7% in the three months ended May 31, 2004 and the direct labor costs also decreased from 23.3% in the three months ended May 31, 2003 to 22.9% in the three months ended May 31, 2004. The Company also experienced a disproportional increase in fixed overhead costs, although they increased $258,000, as a percentage of sales these costs decreased from 40.5% of sales in the quarter ended May 31, 2003 to 33.5% of sales in the quarter ended May 31, 2004.

Operating Expenses

          Sales and marketing expenses remained in line with the prior year slightly decreasing from $369,000 in the three months ended May 31, 2003 to $361,000 in the three months ended May 31, 2004. As a percentage of sales, however, the Company experienced a dramatic decrease from 11.3% of sales in the quarter ended May 31, 2003 to 7.6% of sales in the quarter ended May 31, 2004.

          General and administrative expenses decreased by $804,000 or 68.8%, from $1,168,000 in the three months ended May 31, 2003 to $364,000 in the three months ended May 31, 2004. . The decrease was due in part to the lower amortization of professional fees issued as stock in the prior fiscal year. Additional cost also incurred during the three months ended May 31, 2003 due to high turnover of the senior management team, which became stabilized during the three months ended May 31, 2004.

Interest Expense

          Interest expense increased by $1,536,000, or 830.3%, from interest expense of $185,000 in the three months ended May 31, 2003 to $1,721,000 in the three months ended May 31, 2004. As a percentage of sales, interest expense increased from 5.6% in the three months ended May 31, 2003 to 36.4% in the three months ended May 31, 2004. In the three months ended May 31, 2004, interest expense relates primarily to interest expense on the convertible notes the Company issued to our largest shareholder and others as well as the Laurus transaction with the associated amortization of the related warrants and beneficial conversion features of the Laurus funding.

-----------------------------------------------------------------------------------------------------------------

Miscellaneous
Miscellaneous income remained relatively constant on a year over year basis with no major change in the components.

Nine Months Ended May 31, 2004 Compared to the Nine Months Ended May 31, 2003.

Net Sales

          Net sales increased by $4,361,000 or 57.3% from $7,615,000 in the nine months ended May 31, 2003 to $11,976,000 in the nine months ended May 31, 2004. This increase resulted primarily from the sales achieved from our acquisition of Eastern Manufacturing Corporation ("EMC"), which occurred in February 2003. Due to the timing of this acquisition the sales during this time period is non-comparable. On a comparable basis the Company's sales increased $1,505,000 or 24.4% during the nine month period ended May 31, 2004 as compared to the nine month period ended May 31, 2003. This increase is mainly due to an increase in customers as we aggressively seek an enhanced customer base.

Cost of Sales

          Cost of sales increased $3,414,000, or 48.5%, from $7,037,000 in the nine months ended May 31 2003 to $10,451,000 in the nine months ended May 31, 2004. As a percentage of sales, these costs decreased from 92.4% of sales in the nine months ended May 31, 2003 to 87.3% of sales in the nine months ended May 31, 2004. The decrease in cost of sales % resulted from a greater direct margin received from products sold, partially offset from higher overhead costs associated with the EMC acquisition mentioned above. This decrease as a percent of sales is expected to favorably increase as there are a number of fixed costs that will not adjust at the same rate as the projected increase in sales.

Gross Profit

          Gross profit increased by $947,000 or 163.8%, from $578,000 in the nine months ended May 31, 2003 to $1,525,000 in the nine months ended May 31, 2004. The increase in gross profit resulted primarily from the higher margin products being shipped from the West. In the West, most of our products are quick turn (3 - 5 business day turnaround) and as such normally carry higher margins. The direct margin increased from 53.2% in the nine months ended May 31, 2003 to 54.8% in the nine months ended May 31, 2004. This increase in direct margin coupled with the 57.3% sales increase greatly contributed to the gross profit increase.

Operating Expenses

          Sales and marketing expenses increased by $135,000, or 14.6%, from $922,000 in the nine months ended May 31, 2003 to $1,057,000 in the nine months ended May 31, 2004. As a percentage of sales, sales and marketing expense decreased from 12.1% of sales in the nine months ended May 31, 2003 to 8.8% of sales in the nine months ended May 31, 2004. The dollar increase was due to the addition of sales personnel in our West division as well as additional sales personnel acquired with the purchase of EMC.

          General and administrative expenses increased by $568,000 or 18.9%, from $3,011,000 in the nine months ended May 31, 2003 to $3,579,000 in the nine months ended May 31, 2004. . This increase was due to the amortization of the unamortized portion of the fair value of warrants granted to the former Chief Executive Officer and President in the amount of $1,373,000 who departed during the quarter ended February 29, 2004. This was offset by the $541,000 lower amortization of stock issued for professional services in the nine months ended May 31, 2003. This was also offset by the $140,000 expense incurred in the nine months ended May 31, 2003 related to a lawsuit filed by a former employee. This lawsuit was settled for $85,000 in the nine months ended May 31, 2004.

21 ----------------------------------------------------------------------------------------------------------------
Interest Expense

          Interest expense increased by $2,343,000, or 783.6%, from interest expense of $299,000 in the nine months ended May 31, 2003 to $2,642,000 in the nine months ended May 31, 2004. As a percentage of sales, interest expense increased from 3.9% of sales in the nine months ended May 31, 2003 to 22.1% of sales in the nine months ended May 31, 2004. In the nine months ended May 31, 2004, interest expense related primarily to interest expense of $540,000 associated with a loan from a shareholder on extremely high interest and related financing cost which was retired as part of the Laurus transaction, the expense of $1,759,000 related to the beneficial conversion costs and warrant amortization of the convertible debt issued during the nine months ended May 31, 2004.

Miscellaneous

          Miscellaneous income increased by $116,000 from $87,000 in the nine months ended May 31, 2003 to $203,000 in the nine months ended May 31, 2004. In the nine months ended May 31, 2004, the Company recorded a gain on settlement of an existing capitalized lease obligation offset by penalties incurred in the early retirement of existing debt when the Company entered into the favorable Laurus transaction.

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

----------------------------------------------------------------------------------------------------------------
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

          In the nine months ended May 31, 2004, net cash used by operations was $3,663,000 while in the nine months ended May 31, 2003 cash used in operating activities was $2,033,000, an increase of $1,630,000. This increase was primarily the result of a pay down of accounts payable and accrued liabilities of $755,000 for the nine months ended May 31, 2004 as compared to an increase in similar items of $909,000 in the nine months ended May 31, 2003. In addition, the Company's accounts receivable increased by $1,682,000 during the nine months ended May 31, 2004 reflecting the increased sales volume the Company is experiencing compared to increase of $695,000 during the nine months ended May 31, 2003.

          In the nine months ended May 31, 2004, we utilized $228,000 for the purchase of fixed assets compared to $427,000 used for the purchase of fixed assets in the nine months ended May 31, 2003, a decrease of $199,000, or 46.6%. As we achieve greater positive operating cash flow, we expect our spending on capital expenditures to increase during the fourth quarter of this fiscal year.

          As of May 31, 2004, we raised a total of $742,000 from certain private investors which we received $75,000 in the quarter ended August 31, 2003 and $667,000 in the nine months ended May 31, 2004. We have also received $751,000 was our largest shareholder in the nine months ended May 31, 2004 which we have utilized to pay down our outstanding accounts payable and accrued liabilities as well as to help finance the Company's expanded operations.

          On November 20, 2003, we entered into a Security Agreement (the "Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we may borrow from Laurus such amount as shall equal 85% of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the "Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note. As of May 31, 2004, we had borrowed an aggregate of approximately $2.7 million under the Security Agreement.

-----------------------------------------------------------------------------------------------------------------
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

          Also on March 30, 2004, we entered into additional financing with Laurus pursuant to which we issued and sold to Laurus (i) a Convertible Term Note (the "Convertible Term Note #2", together with the Revolving Note, the Minimum Borrowing Notes and Convertible Term Note, the "Notes") in the principal amount of $750,000 and (ii) a warrant (the "Third Warrant", and together with the First Warrant and Second Warrant, the "Warrants") to purchase up to 750,000 shares of Common Stock having an exercise price of $0.50 per share of Common Stock acquired thereunder. The Third Warrant expires on March 30, 2011 and has a cashless exercise provision. As of May 31, 2004, we had an outstanding payable of approximately $2.4 million related to this convertible term note.

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

-----------------------------------------------------------------------------------------------------------------
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

          As of May 31, 2004, we had borrowed a total of approximately $5.2 million from Laurus, of which approximately $3.0 million was used to repay outstanding indebtedness, $513,000 was used to pay transaction fees relating to the borrowing facility, approximately $814,000 was used to satisfy outstanding trade payables, $700,000 was utilized to finance the sales growth and the remainder has been utilized for current working capital purposes.

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
25 ----------------------------------------------------------------------------------------------------------------
Seasonality
We have experienced sales fluctuations due to customer business shut downs over December holidays and the slow down of purchasing activities in the summer during peak vacation months.

Contractual Obligations

          The following table presents the Company's contractual obligations as of May 31, 2004 for the remaining of this fiscal year as well as over the next five fiscal years. The Company does not have any contractual obligations that extend beyond five fiscal years:

Payment by period
Contractual Obligations Employment agreements Short-term debt Long-term debt Revolving line of credit Operating leases Short-term agreements Total Contractual Obligations	Amount $ 527,500 135,000 2,463,677 2,719,771 2,664,519 5,775 $8,516,242	During current fiscal year $ 56,250 - 146,403 2,719,771 168,209 5,775 $ 3,096,408	1 - 3 years $ 435,000 135,000 2,317,274 - 1,873,946 - $ 4,761,220	4 - 5 years $ 36,250 - - - 622,364 - $ 658,614

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures    An evaluation was performed under the supervision and with the participation of our management, including  the chief  executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities  Exchange  Act  of 1934,  as amended (the  "Exchange Act"))   were sufficiently  effective to ensure that the information  required to be disclosed by us in the  reports   that we file  under the  Exchange  Act is  gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

----------------------------------------------------------------------------------------------------------------------------------------
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

-----------------------------------------------------------------------------------------------------------------

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               See Note 8 to the Company's Condensed Consolidated Financial Statements (above).

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                On March 30, 2004, we entered into a $750,000 Convertible Term Note pursuant to which we issued and sold to Laurus Master Fund LTD. (i) a Convertible Term Note ("Convertible Term Note #2"), in the principal amount of $750,000 and (ii) a warrant ("Term Note #2 Warrant") to purchase up to 750,000 shares of Common Stock having an exercise price of $0.50 per share.  On June 29, 2004, this Convertible Term Note was restated and an additional $1,500,000 was sold to Laurus Master Fund, LTD.  In connection with this amendment, we issued an additional warrant ("Term Note #2 Warrant #2") to purchase up to 1,800,000 shares of Common Stock having an exercise price of $0.50.  The first payment of this amended Note is due September 1, 2004.  This amended note has a maturity date of March 30, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               10.1 - Amendment No. 1 to Robert Ciri Separation Agreement

               10.2 - Amendment No. 2 to Andrew Glashow Separation Agreement

               10.3 - Form of 10% Convertible Notes issued

               10.4 - Lease between HD Realty Trust and Titan PCB East, Inc. dated March 1, 2004

               10.5 - Disbursement Letter regarding the disbursements of the $750,000 Convertible
                          Term Note advanced by Laurus Master Fund, Ltd. dated March 30, 2004

               10.6 - Funds Escrow Agreement between Laurus Master Fund, LTD and the company dated March 30, 2004

               10.7 - Ventures National Incorporated parent Security Agreement dated March 30, 2004

               10.8 - Registration Rights Agreement dated March 30, 2004

               10.9 - Common Stock Purchase for 750,000 shares dated March 30, 2004

               10.10 - Securities Purchase Agreement dated March 30, 2004

               10.11 - Subsidiary Guaranty dated March 30, 2004

               10.12 - Subsidiary Security Agreement dated March 30, 2004

               10.13 - Convertible Term Note dated March 30, 2004

               10.14 - Disbursement Letter regarding the disbursements of the $1,500,000 Convertible
                            Term Note advanced by Laurus Master Fund, LTD.

               10.15 - Funds Escrow Agreement dated June 29, 2004

               10.16 - Amendment No. 1 to Registration Rights Agreement dated June 29, 2004

               10.17 - Amended and Restated Convertible Term Note dated June 29, 2004

               10.18 - Common Stock Purchase for 1,800,000 shares dated June 29, 2004

               31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule
               15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

               31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d
               14(a), promulgated under the Securities and Exchange Act of 1934, as amended

               32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

               32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

               (b) Reports on Form 8-K

               NONE

-----------------------------------------------------------------------------------------------------------------

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dated: July 7, 2004	VENTURES-NATIONAL INCORPORATED
(Registrant)

/s/ Kenneth Shirley
President, CEO, and Director
(Principal Executive Officer)

/s/ Daniel Guimond
Daniel Guimond
Chief Financial Officer
(Principal Financial Officer)

29 -----------------------------------------------------------------------------------------------------------------

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

             a)  all significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

         Date: July 7, 2004

                                                                    /s/ Kenneth Shirley .
                                                                    Kenneth Shirley
                                                                    Chairman of the Board, Chief
                                                                    Executive Officer, and Director
                                                                    (Principal Executive Officer)

------------------------------------------------------------------------------------------------------------------

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

             a)  all significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

         Date: July 7, 2004

                                                                    /s/ Daniel Guimond .
                                                                    Daniel Guimond
                                                                    Chief Financial Officer
                                                                    (Principal Financial Officer)