Form 10KSB
period 2004-08-31
VENTURES NATIONAL INC
filed 2004-12-14
CIK 770471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-32847

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of November 5, 2004 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,560,611, based upon the closing sales price on the Nasdaq Stock Market for that date.

As of November 5, 2004, the number of issued and outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 24,749,305.

Transitional small business disclosure format (check one) Yes [ ] No [X]

VENTURES-NATIONAL INCORPORATED
(d/b/a TITAN GENERAL HOLDINGS, INC.)
ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended August 31, 2004

TABLE OF CONTENTS

PART I		Page
Item 1.	Business	1
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	16
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	17
Item 7.	Financial Statements	28
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 8A.	Controls and Procedures	54
Item 8B.	Other Information	54

PART III
Item 9.	Directors and Executive Officers of the Registrant	55
Item 10	Executive Compensation	56
Item 11.	Security Ownership of Certain Beneficial Owners and Management	58
Item 12.	Certain Relationships and Related Transactions	59

PART IV
Item 13.	Exhibits	61
Item 14.	Principal Accountant Fees and Services	63

Signatures		65

PART I
ITEM 1. BUSINESS

     Unless otherwise described therein, or unless the context otherwise requires, references to "the Company" "Titan", "it", "we", "our" or "its", refer to the Company, together with its subsidiaries and affiliates, and their respective predecessors.

GENERAL

     We are a fabrication service provider of time sensitive, high tech, prototype and pre-production PCBs. We provide time-critical PCB manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. Our prototype PCBs serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Our time sensitive and high quality manufacturing services enable our customers to shorten the time it takes them to get their products from research and development phase to production phase, thus increasing their competitive position.

     We are able to produce high technology PCBs with surface finishes consisting of tin/lead, immersion gold, organic solderability coating also known as OSP, electrolytic soft and hard gold, silver and tin/nickel finishes. Our PCBs are also engineered to support electrical characteristics for high-speed digital designs consisting of controlled impedance.

     Our bare-board manufacturing operations provide time sensitive PCBs to the electronics industry at a competitive price. Our focus is on high quality niche Rigid and HVR FlexTM (rigid flex) PCBs consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a value-added price.

     Our standard panel sizes range from 12" x 18" to an oversize panel of 24" x 30". The base cost of a PCB is primarily determined by the amount of boards that can be placed on a manufacturing process panel. We have the capability to produce up to 34 layer circuit boards with finished hole aspect ratios up to 15 to 1 (15:1). The number of layers of a PCB can affect our weekly manufacturing capacity. For example, an order representing a higher number of layers, 12 or more, will decrease overall capacity, whereas an order for PCBs with less than 12 layers will increase overall capacity. However, we expect that any decreases in capacity caused by the manufacture of PCBs with a greater number of layers would be offset by a higher average panel price.

     We have completed the relocation and upgrade of our PCB plant into a facility formerly occupied by Tyco Electronics Inc. in Fremont, California, in connection with which we executed a sublease on July 26, 2002. We also operate a facility in Amesbury, Massachusetts which we occupy as a result of our acquisition of assets of EMC. and for which we executed a lease on March 1, 2004.

HISTORY OF THE COMPANY

     We were organized under the laws of the State of Utah on March 1, 1985, with the primary purpose of seeking potential business enterprises which in the opinion of our management would prove profitable.

     The Articles of Incorporation were amended on August 26, 1985, to expand the purposes for which we were organized to include various types of investments. In December 1986, we executed a Letter of Intent with Woroner Technology Corporation of Florida, a Florida corporation and manufacturing and marketing firm of electronic systems and non-electronic products for the military and consumer markets world-wide ("Woroner Technology").

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

     We were inactive from 1990 until a court ordered annual meeting of the stockholders was duly called and held on March 9, 2000, at which a new Board of Directors was elected. At a special meeting of the newly constituted Board of Directors held April 20, 2000, our fiscal year end was changed from February 28 to June 30; and we once again became a developmental stage company, following our reinstatement as a corporation in good standing under the laws of the State of Utah.

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

     On June 28, 2002, we entered into a letter of intent with Titan PCB West, a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards.

     Effective August 30, 2002 (the "Effective Time"), through our wholly-owned subsidiary Titan EMS Acquisition Corp., a Delaware corporation ("AcquisitionCo"), we acquired all of the capital stock of Titan PCB West through an exchange of our Common Stock pursuant to an Agreement and Plan of Merger (the "Merger"). In connection with the Merger, our fiscal year end was also changed from June 30 to August 31.

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

     On February 27, 2003, through our subsidiary, Titan PCB East, we acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuits using a patented manufacturing process (the "HVR Flex Process"), for approximately $500,000 in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank. The acquired assets included equipment, work-in-progress, inventory, technology, and customer lists. In connection with this acquisition, we were assigned Eastern Manufacturing Corporation's rights under a license agreement with Coesen Inc., a New Hampshire corporation ("Coesen Inc."), to manufacture PCBs using the HVR Flex Process and Titan PCB East was granted an option to purchase certain real estate assets. We also entered into a lease for the facility in Amesbury, Massachusetts previously leased by Eastern Manufacturing Corporation. We financed the acquisition of Eastern Manufacturing Corporation's assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement.

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

     In consideration for the license rights to the proprietary technology of Coesen Inc., we have agreed to pay Coesen Inc. a royalty in the amount of 2.0% of revenues derived from our sale of products using this technology, payable on a quarterly basis, subject to Coesen Inc. forgiving the royalty payment should certain directors of Coesen Inc. be under employment contracts with us. These Coesen directors were dismissed during the fiscal year ended August 31, 2004; whereby the Company agreed to pay them $5,000 monthly for the months of August, September and October 2004 in exchange for consulting services to be performed and waiver of royalties for such period of time.

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

SERVICES

     Titan provides its customers with a competitive prototype manufacturing solution from prototype through preproduction development. Titan's services include:

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

     We believe the highly specialized equipment we use is among the most advanced in the prototype and preproduction industry. We provide a number of advanced technology solutions, including:

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

     .003" Traces and Spaces Widths. Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order.

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

     Our top ten customers accounted for 33% and 30% of our sales for the years ended August 31, 2004 and August 31, 2003, respectively.

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

      We believe we compete favorably on the following competitive factors:

  competitive pricing;
  capability and flexibility to produce customized complex products;
  ability to offer time-to-market capabilities;
  ability to offer time sensitive printed circuit board manufacturing capabilities;
  consistently high-quality product; and
  outstanding customer service.

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
  more established and broader sales and marketing channels;
  more manufacturing facilities worldwide, some of which are closer in proximity to our customers;
  manufacturing facilities which are located in countries with lower production costs; and
  greater name recognition.
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

EMPLOYEES

     As of November 26, 2004, the Company had 146 employees. These employees include 127 in manufacturing and engineering, 12 in sales and marketing and 7 in administration. No employees are currently covered under collective bargaining arrangements. We believe that our relations with our employees are good.

Forward Looking Information/Risk Factors

     Statements in this report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of Ventures- National Incorporated are “forward-looking” statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including:

     We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives. Since recommencing our development stage activities, and Titan PCB West, since inception, have not generated profits. We experienced net losses for the years ended August 31, 2004 and 2003 of $7,402,000 and $6,500,000, respectively. Moreover, we will need to increase significantly our operating expenses to implement our business plan. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

     Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. In their report dated October 21, 2004, our independent auditors stated that our financial statements for the year ended August 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our working capital deficit of $1,156,000 and an accumulated deficit of $15,611,000 as of August 31, 2004. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

     Our limited operating history does not afford investors a sufficient history on which to base an investment decision. We were incorporated in 1985 and had no material operations between 1990 and early 2000. We recommenced our development stage in early 2000, and had no material operations from such time until as we acquired Titan PCB West, Inc., which we acquired through our merger with Titan PCB West on August 30, 2002. Titan PCB West's predecessor, SVPC, commenced its operations in July 2001. Accordingly, we have a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the limited circuit board industry. Such risks include the following:

  competition;
  need for increased acceptance of products;
  ability to continue to develop and extend our brand identity;
  ability to anticipate and adapt to a competitive market;
  ability to effectively manage rapidly expanding operations;
  amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;
  ability to provide superior customer service; and
  dependence upon key personnel.

     We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected. Information regarding all our past operations prior to the merger with Titan PCB West can be found in our reports and registration statements that have been previously filed with the Securities and Exchange Commission.

       If we are unable to retain the services of Messrs. Shirley, Kennedy and Okumara or if we are unable to successfully recruit qualified managerial and sales personnel having experience in business, we may not be able to continue our operations. Our success depends to a significant extent upon the continued service of Mr. Kenneth L. Shirley, our Chief Executive Officer and Mr. Stephen Saul Kennedy, our Vice President – Sales for Titan PCB West Mr. Curtis K. Okumara - our West Coast General Manager. Loss of the services of Messrs. Shirley or Kennedy or Okumara could have a material adverse effect on our growth, revenues, and prospective business. We have entered into employment agreements with Messrs. Shirley and Kennedy and Okumara, however we may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. We do not maintain key-man insurance on the life of Messrs. Shirley, Kennedy or Okumara. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms. On November 30, 2004, Effective December 16, 2004, Messr. Shirley resigned from the position of Chief Executive Officer but was appointed as the chairman of a newly formed strategic committee to investigate the sale or merger of the company. Messr. Okumara has been promoted to fulfill such duties.

     We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could materially adversely affect our results of operations. A relatively small number of customers are responsible for a significant portion of our net sales. For the years ended August 31, 2004 and 2003, ten customers accounted for 33% and 30% of our revenue and net sales, respectively. No single customer accounted for 10% or more of our net sales. Our principal customers may not continue to purchase products from us at past levels, and we expect a significant portion of our net sales will continue to be generated by a small number of customers. Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, our business, prospects, financial condition, and results of operations will be materially and adversely affected.

     Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Because of our limited operating history we believe that period to period comparisons of our operating results may not be a good indication of future performance. It is possible that our future operating results may be below the expectations of investors or market analysts. If this occurs, our stock price may decrease. Factors that will impact our financial results include:

  the amount and timing of capital expenditures and other costs relating to the implementation of our business plan, including acquisitions of, and investments in, competing or complementary companies or technologies;
  our introduction of new products or services or by our competitors;
  pricing changes in the PCB manufacturing or assembly industries;
  technical difficulties with respect to the use of our products;
  regulatory changes; and
  general economic conditions and economic conditions specific to the PCB manufacturing industry.

     As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

     Our results of operations are subject to fluctuations and seasonality in the demand for PCBs, and because many of our operating costs are fixed, even small revenue shortfalls would materially decrease our gross margins. Our results of operations vary for a variety of reasons, including:

  timing of orders from and shipments to major customers;
  the levels at which we utilize our manufacturing capacity;
  changes in the pricing of our products or those of our competitors;
  changes in our mix of revenue generated from quick-turn versus standard lead time production;
  expenditures or write-offs related to acquisitions; and expenses relating to expanding our existing manufacturing facilities.

     A significant portion of our operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Accordingly, even a relatively small revenue shortfall would materially decrease our gross margins. In addition, depending on the patterns in the capital budgeting and purchasing cycles of our customers and our end-markets served and the seasonality of the computer industry generally, our sales may be subject to seasonal fluctuation. Such seasonal trends may cause fluctuations in our quarterly operating results in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of investors. If this occurs, our ability to raise future equity financing from existing or new investors, and our ability to borrow further under our credit facilities, may be materially adversely impacted.

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

  customer attempts to manage inventory;
  changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of PCB manufacturers used or to manufacture their own products internally; and
  variation in demand for our customers' products.

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

     We are in the process of expanding our business into new products and services and may not be able to compete effectively with other companies who have been in these businesses longer than we have. We are in the process of expanding our business operations to include rigid-flex and back-plane assembly operations. We will be competing with companies that have substantially greater financial and manufacturing resources than we have and who have been providing these services longer than us. We may not be able to successfully compete on this basis with more established competitors.

     If we cannot successfully manage expansion of our existing operations and any future growth, we will experience an adverse effect on our results of operations. We are expanding our product offerings to include rigid-flex back-plane assemblies. We are also engaged in an ongoing strategy of growth through acquisition. To manage the expansion of our operations and any future growth, we will be required to:

  improve existing and implement new operational, financial and management information controls, reporting systems and procedures;
  hire, train and manage additional qualified personnel;
  expand our direct and indirect sales channels; and
  effectively transition our relationships with our customers, suppliers and partners to operations under our Titan brand.

     Our strategy of growth through acquisition is inherently risky. As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions, assets or product lines that complement or expand our existing business. We are currently focusing on integrating our acquisitions made to date and do not have any existing agreements or arrangements relating to any additional acquisitions. However, our management is regularly evaluating marketplace opportunities in our industry, including possible asset or share acquisitions to see if they would fit into our growth strategy.

      Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

  the potential inability to identify the companies best suited to our business plan;
  the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;
  difficulties in managing production and coordinating operations at new sites;
  the potential need to restructure, modify or terminate customer relationships of the acquired company; and
  loss of key employees of acquired operations.

       The occurrence of any one or more of these risks could result in a material adverse effect on our operations.

     Our strategy of growth through acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt. Future acquisitions may be made through the issuance of additional shares of our capital stock. Holders of our common stock are subject to the risk of substantial dilution to their interests as a result of any such issuances. In addition, although we try to avoid any incurrence of indebtedness in connection with acquisitions, any such incurrence of additional debt by us, in light of our current high-level of indebtedness, may not be sustainable.

     Average selling prices of our products may decrease which could result in a decrease in our gross margins and unit volume sales. The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, technological advances and customers who negotiate price reductions. A majority of our revenues are generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect our business, prospects, financial condition and results of operations. Historically, the trend in our industry has been for prices to decrease as technological innovations become widespread.

     Many of our competitors are larger and have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them. The PCB manufacturing industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

     We compete against manufacturers in Asia where production costs are lower. These competitors may gain market share in our market segment for higher technology PCBs, which may have an adverse effect on the pricing of our products. We may be at a competitive disadvantage with respect to price for volume production when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from PCB manufacturers in Asia and other locations with lower production costs may play an increasing role in the market for volume production. We currently have a partnership with a company that has offshore facilities in lower cost locations, such as Asia. While historically our competitors in these locations have produced less technologically advanced PCBs, they continue to expand their technology to include higher technology PCBs. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share in the market for higher technology PCBs, which may force us to lower our prices, reducing our revenue, gross profit, and cash flow from operations.

       If we are unable to respond to rapid technological change and process development in the PCB manufacturing industry, we may not be able to compete effectively. The market for PCBs is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products that meet changing customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. In light of our current financial condition, we may not be able to borrow additional funds in order to respond to technological changes as quickly as our competitors. In addition, the PCB industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations would be materially and adversely affected.

     We rely on suppliers for the raw materials used in manufacturing Our PCBs. We currently order the raw materials that we use in the manufacture of PCBs from a limited number of preferred suppliers. Although we believe that the materials we use are generally readily available in the open market and numerous other suppliers of such materials exist, any disruption of the supply of such raw materials could have a material adverse effect on our operations.

     There may be shortages of raw materials which could cause us to curtail our manufacturing or incur higher than expected costs. To manufacture our PCBs, we use raw materials such as laminated layers of fiberglass, copper foil and chemical solutions which we order from our suppliers. Although we have preferred suppliers for most of our raw materials, the materials we use are generally readily available in the open market and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins decrease as we have to pay more for our raw materials.

     Our manufacturing process depends on the collective industry experience of our employees in our industry. If these employees were to leave us and take this knowledge with them, our manufacturing process may suffer and we may not be able to compete effectively. Except to the extent enjoyed by virtue of our license rights to Coesen's proprietary HVRFlex Process, we do not have patent or trade secret protection for our manufacturing process, but instead rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. As of November 26, 2004, we had 146 employees, of whom 127 were involved in manufacturing and engineering. Although we are not dependent on any one employee, if a significant number of our employees involved in our manufacturing process were to leave our employment and we were not able to replace these people with new employees with comparable experience, our manufacturing process may suffer as we may be unable to keep up with innovations in the industry. As a result, we may not be able to continue to compete effectively.

     Our patent and other intellectual property rights may not be adequately protected outside the United States, resulting in loss of revenue. We believe that our patents, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain patents. We cannot assure that the actions we have taken to establish and protect these patents and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the patents and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, patents and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.

     We may be exposed to intellectual property infringement claims by third parties which could be costly to defend, could divert management's attention and resources and, if successful, could result in liability. The PCB industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. In connection with our acquisition of assets from

Eastern Manufacturing Corporation in February 2003, we were assigned Eastern Manufacturing Corporation's license rights to Coesen's HVRFlex Process for use in connection with our manufacture of rigid-flex PCBs. We do not have license rights, patent or trade secret protection for our other manufacturing processes, and we could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. Although we are not aware of any infringement proceedings or claims against it, any claims relating to an alleged infringement, even if not meritorious, could result in costly litigation and divert management's attention and resources.

     PCBs that we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us. We manufacture PCBs to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers, for which we may be legally required to compensate them. Although our purchase orders generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Although we have not yet been subject to any action or suit for design or manufacturing defects nor received any material complaints alleging design or manufacturing errors, we can provide no assurances that we will not receive any such complaints or be sued on such grounds in the future. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

     Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes. Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing process uses and generates materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and we are not directly at fault for the contamination, we may still be liable. The wastes we generate includes spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply in all material respects with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, materially adversely affect our revenue and cause our common stock price to decline. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling or disposal might require a high level of unplanned capital investment and/or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may materially adversely affect our business, prospects, financial condition and results of operations

     Our principal stockholders, officers and directors own a controlling interest in our voting stock And investors will not have any voice in our management. Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 53.9% of our outstanding common stock. One stockholder, Irrevocable Children’s Trust holds approximately 44.4% of our outstanding common stock. David Marks, one of our directors, is one of two trustees of Irrevocable Children’s Trust and has sole voting and dispositive authority with respect to the shares of stock held by Irrevocable Children's Trust. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

  election of our board of directors;
  removal of any of our directors;
  amendment of our certificate of incorporation or bylaws; and
  adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

     As a result of their ownership and positions, our principal stockholders, directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

     Stockholders should not expect dividends. We have not paid dividends or other distributions and do not intend to pay dividends or other distributions for the foreseeable future, and we intend to reinvest all of our earnings in the development of our business. In addition, we may enter into agreements with lenders or other financing parties that restrict or prohibit the payment of dividends or other distributions. In particular, our credit facilities with Laurus Master Fund restrict our ability to pay dividends. Accordingly, no assurance can be given that we will pay any dividend or other distributions to the holders of our capital stock.

     If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

     Our common stock is subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

  that a broker or dealer approve a person's account for transactions in penny stocks; and
  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

  sets forth the basis on which the broker or dealer made the suitability determination; and
  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. PROPERTIES
Our current facilities are as follows:
LOCATION	SQUARE FEET	PRIMARY USE	LEASE TERMS
Fremont, CA	27,984 sq ft	Current office &	Sub-lease expires January,
		California	2009; lease payment of
		Manufacturing Facility	$23,303 per month

Amesbury,	Three parcels:	Manufacturing	Lease expires February 28,
MA	57,033 sq ft	Facility/Office	2006; lease payments of
	2.168 acres		$19,500 per month
2.478 acres

     Our facility in Amesbury, Massachusetts concentrates on time-sensitive manufacturing orders for PCBs and has the ability to produce products using rigid bare-board and the patented HVRFlexTM process that we license from Coesen. This location also includes front offices for our East Coast operations and storage facilities for inventory in addition to a complete manufacturing facility on the Amesbury, Massachusetts campus. The entire location consists of two distinct buildings.

     We believe our Fremont, California and Amesbury, Massachusetts facilities will be adequate for our current operating needs and continued near term growth.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

     On June 15, 2003, the Company was served with a summons from National Laminate Sales (“NLS”); whereby NLS alleged that the Company’s subsidiary, Titan PCB East, is only a name change from Eastern Manufacturing Corporation (“EMC”) and the EMC liability should still be paid. NLS subsequently amended its complaint to include the amount whereby Titan PCB East, Inc. purchased from NLS since its inception. The Company has settled this case for the amount that Titan PCB East, Inc. purchased from NLS.

     On May 31, 2004, the Company was served with a summons from K & S Enterprises ("K & S"); whereby K & S alleges that Titan PCB West, Inc. assumed the remaining life of the lease with K & S had with SVPC Circuit Systems, Inc. The Company contends that the lease was never assumed and has settled this lawsuit for $6,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the OTC Bulletin Board, the symbol is TTGH. Our shares have been traded on the OTC Bulletin Board since September 21, 2002. Prior to September 21, 2002, there was no "public market" for shares of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock since September 21, 2002:

	High	Low
2005
First Quarter (1)	$0.44	$0.25

2004
First Quarter	$1.47	$0.60
Second Quarter	0.83	0.42
Third Quarter	0.70	0.39
Fourth Quarter	0.67	0.36

2003
First Quarter	$2.95	$2.10
Second Quarter	2.30	2.10
Third Quarter	2.40	1.60
Fourth Quarter	1.80	0.80

(1) As of November 29, 2004

     The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the Standard & Poor's ComStock, Inc. & Media General Financial Services

     On November 29, 2004, the last reported sale price for the Common Stock on the Over-the-Counter Bulletin Board Market was $0.28 per share. As of November 29, 2004, there were approximately 1,200 holders of record of Common Stock.

     The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. It is the Company's intention to use any excess cash for debt retirement. Once this debt is extinguished, the Board of Directors of the Company intends to review this policy from time to time, after taking into account various factors such as the Company’s financial condition, results of operation, current and anticipated cash needs and plans for expansion.

The Company's registrar and transfer agent is Continental Stock Transfer and Trust Co., Inc., 17 Battery Place, 8th Floor, New York, NY 10004.

________

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW
Corporate Background

     We are a fabrication service provider of time sensitive, high tech, prototype and pre-production PCBs. We provide time-critical, PCB manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. Our prototype PCBs serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Our focus is on high quality niche Rigid and HVR Flex (rigid flex) PCBs consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a value-added price.

     We were organized under the laws of the State of Utah on March 1, 1985, with the primary purpose of seeking potential business enterprises which in the opinion of our management would prove profitable.

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

     In connection with the Merger, Acquisition Co merged with and into Titan PCB West through the exchange of 6,880,490 shares of our common stock for all of Titan PCB West's outstanding shares of common stock.

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

     On February 27, 2003, through our wholly-owned subsidiary Titan PCB East, we acquired certain assets of Eastern Manufacturing Corporation, for approximately $513,160 in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank. The results from Eastern Manufacturing Corporation's operations have been reflected in our consolidated financial statements from the date of acquisition. No goodwill resulted from this acquisition. For more information concerning the acquisition of assets from Eastern Manufacturing Corporation, see Note 3 under “Mergers and Acquisitions” to the consolidated financial statements.

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

     For the fiscal years ended August 31, 2004 and 2003, ten customers accounted for 33% and 30% of our sales, respectively. As of August 31, 2004, we had working capital of $1,156,000 and an accumulated deficit of $15,611,000. We generated sales of $16,367,000 and $10,205,000 for the years ended August 31, 2004 and 2003, respectively and incurred net losses of $7,402,000 and $6,500,000, respectively. In addition, during the years ended August 31, 2004 and 2003, net cash used in operating activities was $3,635,000 and $2,564,000.

     We are in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this Form 10-KSB do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are costs based on the integration of the acquired companies and assets that comprise our operations. Accordingly, we believe that, at our current stage of operations period-to-period comparisons of results of operations are not meaningful.

Plan of Operations Our business strategy is to:
  target potential customers and industries needing prototype boards with required turnaround times of between 24 hours and the industry standard 10-days as well as preproduction needs requiring numerous types of materials;
  aggressively market specialty manufacturing services for time sensitive, high-tech prototype and pre-production Rigid and HVR Flex (rigid-flex) PCBs to the high technology industry industry and cater to customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface whether for production or research and development;
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

     We have completed our move to our new facilities in Fremont, California from Santa Clara, California during the fiscal year ended August 31, 2003 and have completed the clean up of the former facility in Santa Clara in fiscal year ended August 31, 2004.

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

     Below we describe a number of basic accounting principles which we employ in determining our recognition of revenues and expenses, as well as a brief description of the effects that we believe that our anticipated growth will have on our revenues and expenses in the future.

     Sales. We recognize sales upon shipment to our customers. We record net sales as our gross sales less an allowance for returns. At August 31, 2004, we had approximately 350 customers. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on our historical results. Because our customers quickly test the PCBs we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At August 31, 2004, we provided an allowance against gross revenues for returns of $32,000 and as allowance for doubtful accounts of $104,000. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

     Through August 31, 2004, our primary source of sales was from rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCB's to the electronics industry at a competitive price. We are focused on higher layer counts and finer line production. Our sales have been derived from different areas including delivery of prototype/pre-prototype boards from 24 hours to 14-day standard time as well as pre-production with numerous types of materials. The essential element of our success, current and future, will be to service those customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface.

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

     In June 2004, we completed the certification process of Military P31032 standards. We then joined a group of only eight companies qualified to build rigid-flex military product. We believe that this opens up a new market and plan to aggressively pursue new business as a result of this certification.

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

     Operating and Non-Operating Expenses Our operating expenses for the year ended August 31, 2004 and 2003 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

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

     We intend to expand our direct, indirect and distributed channels sales plan in order to best utilize our newly acquired HVR Flex (rigid-flex) manufacturing capability as a result of our acquisition of the assets from Eastern Manufacturing Corporation as well as our geographic expansion in rigid bare board products.

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

     Non Cash compensation includes all stock based compensation given to current and past employees of the Company. Included in this amount is $1,537,000 ($164,000 in fiscal 2003 and $1,373,000 in fiscal year 2004) expensed as compensation related to the original value of warrants provided by Irrevocable Children's Trust to our immediate past Chief Executive Officer and President which was eventually settled for a total of $170,000. This category also includes amortization of stock based compensation provided to consultants and amortization of options and warrants granted to employees and consultants for less than fair market value on the date of issuances.

     Interest Expense Interest expense, including finance charges, relates primarily to our beneficial conversion features of our convertible loans with Laurus and other convertible debt that carry beneficial conversion features..

RESULTS OF OPERATIONS

     The following table sets forth income statement data for the years ended August 31, 2004 and 2003 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this form 10-KSB.

	For the Years Ended August 31
	2004	2003
Sales	100.0%	100.0%
Cost of Sales	89.2	94.0
Gross Profit	10.8	6.0
Operating Expenses:
Sales and Marketing	8.7	12.1
General and Administrative	28.1	54.2
Total Operating Expenses	36.8	65.3
Operating Loss	(26.0)	(59.3)
Interest Expense	(20.4)	(5.5)
Gain on extinguishments of debt	2.1	0.8
Other income/expense, net	(0.9)	0.3
Net Loss	(45.2)	(63.7)

Year Ended August 31, 2004 Compared to the Year Ended August 31, 2003

     Sales. Sales increased by $6,162,000 or 60.4% from $10,205,000 in the year ended August 31, 2003 to $16,367,000 in the year ended August 31, 2004. This increase resulted primarily from the sales achieved in our Titan PCB East, Inc. division which we acquired in February 2003. Fiscal 2004 included a full year of sales ($6,005,000) as compared to fiscal 2003 whereby we had only six months of sales ($2,403,000). Fiscal 2004 also saw an increase in sales as a result of an increase in number of customers as well as the increase in the average quantity purchased by each customer. These increases were partially offset by decrease in average pricing as a result of product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium revenue. While we see some stabilization in pricing as competitors are unable to effectively compete and are being forced to close, we expect this situation to continue for the near future. As a result of a smaller number of competitors, we are currently experiencing a rebound in sales orders.

     Cost of Sales. Cost of sales increased $5,016,000, or 52.3%, from $9,588,000 in the year ended August 31, 2003 to $14,604,000 in the year ended August 31, 2004, but as a percentage of sales decreased from 94.0% in the year ended August 31, 2003 to 89.2% in the year ended August 31, 2004. The increase in cost of sales resulted from a greater number of PCBs sold. We experienced price increases in our raw materials; however these increases were partially offset by labor efficiencies in our increased volume and a relatively smaller increase in our fixed costs.

     Gross Profit. Gross profit increased by $1,146,000 or 185.7%, from $617,000 in the year ended August 31, 2003 to $1,763,000 in the year ended August 31, 2004 and as a percentage of sales increased from 6.0% in the fiscal year ended August 31, 2003 to 10.8% in the fiscal year ended August 31, 2004. The increase in gross profit resulted primarily from increased efficiencies from a greater volume of sales produced. Although we have experienced raw material price increases as well as sales pricing pressures in the industry, we are able to take advantage of reduced labor costs as volume increases.

     Sales and Marketing. Sales and marketing expenses increased by $188,000, or 15.2%, from $1,236,000 in the year ended August 31, 2003 to $1,424,000 in the year ended August 31, 2004. As a percentage of sales, sales and marketing expense decreased from 12.1% of sales in the year ended August 31, 2003 to 8.7% of sales in the year ended August 31, 2004. This dollar increase was primarily due to our East coast operations being in operation for the entire fiscal year compared to only six months in the prior fiscal year.

     General and Administrative Expenses. General and administrative expenses decreased $832,000 or 15.3% from $5,428,000 in the year ended August 31, 2003 to $4,596,000 in the year ended August 31, 2004. These expenses mainly decreased as a result of the decrease in outside professional services utilized as the company brings a majority of these services in-house and hires its own internal experts in order to mitigate expenses. Fiscal years ended August 31, 2004 and 2003 were rebuilding years for the Company and we are now settling down for long term growth. General and administrative also includes non-cash compensation which increased $1,030,000 or 72.0% from $1,431,000 in fiscal year ended August 31, 2003 to $2,461,000 in fiscal year ended August 31, 2004. During the year ended August 31, 2004, the company expensed $1,383,000 related to the departure of our immediate past chief executive officer and our immediate past president. This related to an employment agreement with related warrants that were granted in July 2003. This non-cash compensation also related to the amortization of employee options granted in prior fiscal years for below market value as well as the expensing of $511,000 of common stock granted to consultants for a planned stock offering that has been placed on hold.

     Interest Expense. Interest expense, including amortization of loan fees and beneficial conversion features of our notes issued in the year ended August 31, 2004, increased by $2,780,000, or 491.2%, from interest expense of $566,000 in the year ended August 31, 2003 to $3,346,000 in the year ended August 31, 2003. As a percentage of sales, interest expense increased from 5.5% in the year ended August 31, 2003 to 20.4% in the year ended August 31, 2004. In the year ended August 31, 2003, interest expense related primarily to our 24% $640,000 principal amount of private placement promissory notes (the "Notes") which carried $240,000 stock value issuance as financing cost which was amortized over the one-year life ($105,965 expensed during the year ended August 31, 2003 and $134,035 in fiscal year 2004) and our credit facilities with Alco Financial Services ("Alco") and Equinox Business Credit Corp. ("Equinox"). All the Notes as well as the Alco and Equinox notes were retired upon the closing of the Laurus Master Fund Ltd. ("Laurus") transaction. Interest expense in the year ended August 31, 2004 primarily related to the amortization of beneficial conversion features and warrant amortization of our Laurus loan entered into on November 20, 2003, an interest charge of $1,118,000 when our largest shareholder converted its $1,450,000 notes into equity, and a $454,000 charge, including $414,000 as equity, for a 60 day $400,000 short term note. The non-cash charges described above were primarily: (1) the $1,118,000 beneficial conversion feature of our largest shareholder, (2) $771,000 amortization of beneficial conversion of Laurus, (3) $108,000 amortization of the beneficial conversion feature of other convertible notes, (4) $414,000 related to stock issuance of $400,000 note, and (5) $134,000 of the amortization of the stock issuance related to our Notes. We anticipate interest expense, thereafter, to fluctuate as a percentage of revenue based on the timing and amounts borrowed under our line of credit and other credit facilities we may enter into from time to time. Due to the large beneficial conversion feature of the Laurus convertible loans, we anticipate the interest expense to continue to be high.

      Gain on extinguishments of debt. During the fiscal year ended August 31, 2004. the Company settled an unpaid capital lease obligation with a balance die of $434 for cash of $85 resulting in a gain of approximately $349. In the year ended August 31, 2003 the Company experienced a gain on the settlement of payable for proessional fess with warrants issued.

      Miscellaneous. Net. Other income and expense net decreased by $183,000 from a gain $35,000 in the year ended August 31, 2003 to to a loss of $148,000 in the year ended August 31, 2004. In the fiscal year ended August 31, 2004, the loss was primarily from charges incurred on the early retirement of our Alco and Equinox notes.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity have been cash provided by a private placement, an infusion of capital from our largest shareholder, and borrowings under our new agreement with Laurus described below. Our principal uses of cash have been for operations, to meet debt service requirements, and to finance capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

     We will require additional financing in order to implement our business plan. We currently anticipate capital expenditures of at least $1 million during the next 12 months. If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. Particularly in light of our limited operating history and losses incurred, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our common stock may experience substantial dilution.

     The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements included in this Form 10-KSB: pricing pressures in the industry; the loss of any of our major customers; a continued downturn in the economy in general or in the technology sector; a further decrease in demand for electronic products or continued weak demand for these products; our ability to attract new customers; our ability to reduce costs, including those associated with our restructuring plan; an increase in competition in the market for electronic interconnect solutions; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

     In the fiscal year ended August 31, 2004, net cash used by operations was $3,635,000 while in the fiscal year ended August 31, 2003 cash used in operating activities was $2,564,000, an increase of $1,071,000. This increase was primarily due to the a lower cash loss for the year of $2,584,000, financing the increase in accounts receivable of $1,298,000 and the pay down of accounts payable and accrued liabilities of $832,000 for the fiscal year ended August 31, 2004 as compared to an net increase in similar items of $1,444,000 in the fiscal year ended August 31, 2003.

     In the fiscal year ended August 31, 2004, we utilized $616,000 for the purchase of fixed assets compared to $744,000 used for the purchase of fixed assets in the fiscal year ended August 31, 2003, a decrease of $128,000, or 17.2% .

     As of August 31, 2004, we raised a total of $742,000 from certain private investors which we received $75,000 in the fiscal year ended August 31, 2003 and $667,000 in the fiscal year ended August 31, 2004. We have also received $751,000 from our largest shareholder in the fiscal year ended August 31, 2004 which they have converted to equity during the fiscal year ended August 31, 2004.

     On November 20, 2003, we entered into a Security Agreement (the "Security Agreement") with Laurus, pursuant to which we may borrow from Laurus such amount as shall equal 85% of our eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the "Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note. As of August 31, 2004, we had borrowed an aggregate of approximately $2.3 million under the Security Agreement.

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

       On March 30, 2004, we entered into additional financing with Laurus pursuant to which we issued and sold to Laurus (i) a Convertible Term Note (the "Convertible Term Note #2") in the principal amount of $750,000 and (ii) a warrant (the "Third Warrant", and together with the First Warrant and Second Warrant, the "Warrants") to purchase up to 750,000 shares of Common Stock having an exercise price of $0.50 per share of Common Stock acquired thereunder. The Third Warrant expires on March 30, 2011 and has a cashless exercise provision. As of August 31, 2004, we had an outstanding payable of approximately $750,000 related to this convertible term note.

     On June 29, 2004, we entered into additional financing with Laurus pursuant to which we issued and sold to Laurus (i) a Convertible Term Note (the "Convertible Term Note #3") in the principal amount of $1,500,000 and (ii) a warrant (the "Fourth Warrant", and together with the First Warrant, Second Warrant and Third Warrant, the "Warrants") to purchase up to 1,800,000 shares of Common Stock having an exercise price of $0.50 per share of Common Stock acquired thereunder. The Fourth Warrant expires on March 30, 2011 and has a cashless exercise provision. As of August 31, 2004, we had an outstanding payable of approximately $1,500,000 related to this convertible term note. This note and the $750,000 note mentioned above have been combined into one $2,250,000 note.

     Each of the Notes accrues interest at a rate per annum equal to the greater of (i) the prime rate published in The Wall Street Journal plus three (3%) percent and (ii) seven (7%) percent, subject to possible downward adjustment if (x) we shall have registered the shares of our Common Stock underlying the conversion of such Note and the related Warrant, and (y) the volume weighted average price of the Common Stock as reported by Bloomberg, L.P. on the principal market for any of the trading days immediately preceding an interest payment date under such Note exceeds the then applicable Fixed Conversion Price by twenty five (25%) percent, in which event the interest rate for the succeeding calendar month shall automatically be reduced by twenty five (25%) percent. The first payment under the Notes is due 90 days from the issue date thereof. Each of the Original Notes have a maturity date of November 20, 2006 and the notes issued on March 30, 2004 and June 29, 2004 each have a maturity date of March 30, 2007.

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

     As of August 31, 2004, we had borrowed a total of approximately $6.7 million from Laurus, of which approximately $3.0 million was used to repay outstanding indebtedness, $471,000 was used to pay transaction fees relating to the borrowing facility, approximately $642,000 was used to satisfy outstanding trade payables, $190,000 was used to satisfy accrued liabilities, $1,298,000 was utilized to finance the sales growth and the remainder has been utilized for current working capital purposes.

     Our planned capacity expansions involve risks. We may encounter construction delays, equipment delays, labor shortages or disputes and production start-up problems that could prevent us from meeting our customers’ delivery schedules. We expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expenses and lease expenses. The current unfavorable economic conditions affecting major customers or the electronics industry in general may affect our ability to successfully utilize our additional manufacturing capacity in an effective manner. If our sales do not increase sufficiently to offset increased expenses, our operating results may be adversely affected.

			Payments by period

Contractual Obligations		Less than
	Amount	one year	1-3 years	4-5 years

Employment Agreements	$ 867,917	$ 385,000	$ 482,917	-
Long-Term Debt	3,928,289	1,594,716	2,333,573	-
Operating Leases	2,629,161	545,256	1,899,211	184,694
Short Term Debt	185,000	185,000	-	-
Revolver	2,322,044	2,322,044	-	-
Total Contractual Cash Obligations	$ 9,932,411	$ 5,032,016	$ 4,715,701	$ 184,694

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities ad Equity.” This statement establishes standards for how an issuer classifies and measures a certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

     In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues

Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101 that had been codified in SEC Topic No. 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not impact the consolidated financial statements.

     In December 2003, the FASB issued FASB interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity in investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES.

     The SEC recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts, which affects the general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

     Inventory valuation. Our policy is to value raw material inventories at the lower of cost or market on a part-by-part basis on a first in first out basis ("FIFO") . We also value work-in-process and finished goods at the lower of cost or market utilizing a standard cost system which management believes approximates cost on a FIFO basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

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

     Stock-based compensation. We record stock-based compensation to outside consultants at a fair market value in general and administrative expense. We do not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. We report pro-forma net loss and loss per share in accordance with the requirements of SFAS 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method of those statement. Pro-forma information is calculated using the Black-Scholes pricing method at the date of the grant. This option valuation model requires input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

ITEM 7. FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	29-30
Consolidated Balance Sheet as of August 31, 2004	31
Consolidated Statements of Operations for the years ended August 31, 2004 and 2003	32
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended August 31, 2004 and 2003	33
Consolidated Statements of Cash Flows for the years ended August 31, 2004 and 2003	34
Notes to the Consolidated Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Ventures-National Incorporated (d/b/a Titan General Holdings, Inc.) Fremont, California

     We have audited the accompanying consolidated balance sheet of Ventures-National Incorporated (d/b/a Titan General Holdings, Inc.) as of August 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended August 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventures-National, Incorporated (d/b/a Titan General Holdings, Inc.) as of August 31, 2004 and the results of its operations and its cash flows for the year ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company's significant operating losses, high debt levels and cash used in operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLF & COMPANY, P.C. Boston, MA October 21, 2004, except for Note 20 as to which the date is November 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ventures-National Incorporated (d/b/a Titan General Holdings, Inc.) Fremont, California

      We have audited the accompanying consolidated balance sheet of Ventures-National Incorporated (d/b/a Titan General Holdings) as of August 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended August 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2003, and the results of its operations and its cash flows for the year ended August 31, 2003 in conformity with U.S. generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's working capital deficit and significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STONEFIELD JOSEPHSON, INC. CERTIFIED PUBLIC ACCOUNTANTS Irvine, California December 2, 2003

VENTURES-NATIONAL INCORPORATED
(d/b/a TITAN GENERAL HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEET
August 31, 2004
(In thousands, except share data)

ASSETS

Current assets:
Cash and cash equivalents	$ 797
Accounts receivable — trade (less allowance for doubtful accounts of
$104 and allowance for sales returns of $32)	2,896
Inventory, net	536
Prepaid expenses and other current assets	94

Total current assets	4,323
Equipment and improvements, net	2,781
Intangible assets, net	24
Capitalized loan fees, net	371
Other assets	151

Total assets	$7,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt (net of discounts of $48)	$ 281
Current portion of long-term debt (net of discounts of $2,975)	841
Line of credit (net of discounts of $2,116)	206
Accounts payable - trade	1,085
Accrued liabilities	754

Total current liabilities	3,167

Total liabilities	3,167

Commitments and contingencies (Notes 8, 9, 11, 12 and 19)

Stockholders’ equity:
Common stock — $0.001 par value; 950,000,000 shares authorized;
24,699,305 shares issued and outstanding	25
Additional paid-in capital	20,266
Deferred compensation	(197)

Accumulated deficit	(15,611)

Total stockholders’ equity	4,483

Total liabilities and stockholders’ equity	$7,650

See report of independent registered public accounting firm and notes to the consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(d/b/a TITAN GENERAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended August 31
	2004	2003

Sales	$16,367	$10,205
Cost of sales	14,604	9,588

Gross profit	1,763	617
Operating expenses:
Sales and marketing	1,424	1,236
General and administrative expenses (including non
cash compensation of $2,461 and $1,431)	4,596	5,428

Loss from operations	(4,257)	(6,047)
Other income (expenses):
Interest expense (including non-cash of $2,679 and $106)	(3,346)	(566)
Gain on extinguishments of debt	349	78
Miscellaneous	(148)	35

Loss before income taxes	(7,402)	(6,500)
Income taxes	-	-

Net loss	$(7,402)	$(6,500)

Loss per share:
Basic and diluted	$(0.39)	$(0.52)

Number of weighted average shares-:
Basic and diluted	18,879,605	12,398,023

See report of independent registered public accounting firm and notes to the consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(d/b/a TITAN GENERAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(Amounts in thousands, except share data)
For The Years Ended August 31, 2004 and 2003

			Additional			Total
	Common Stock		Paid-in	Accumulated	Deferred	Stockholders'
	Shares	Par Value	Capital	Deficit	Compensation	Equity/(Deficit)

Balance, August 31, 2002	6,979,701	$ 7	$ 1,182	$ (1,709)	-	$ (520)

Issuance of common stock as financing cost	320,000	1	239	-	-	240
Issuance of common stock for professional services	1,161,000	1	920	-	(39)	882
Issuance of common stock for investment in Coesin	30,000	-	23	-	-	23
Issuance of common stock for debt conversion	2,858,862	3	2,141	-	-	2,144
Issuance of common stock in relation to employment contracts	50,000	-	38	-	(38)	-
Issuance of common stock in public offering	3,125,124	3	1,987	-	-	1,990
Issuance of stock in private offering	100,000	-	75	-	-	75
Issuance of warrants as financing costs for future offering	-	-	507	-	(507)	-
Issuance of options as directors fees	-	-	161	-	-	161
Issuance of employee options	-	-	173	-	(173)	-
Issuance of warrants by stockholder for consulting services	-	-	1,538	-	(1,538)	-
Issuance of warrants by stockholder for professional services	-	-	165	-	-	165
Amortization of deferred compensation	-	-	-	-	223	223
Net loss	-	-	-	(6,500)	-	(6,500)

Balance, August 31, 2003	14,624,687	$ 15	$ 9,149	$ (8,209)	$ (2,072)	$ (1,117)

Issuance of stock in private offering	1,000,000	$ 1	$ 159	-	$ 507	$ 667
Delayed issuance of stock for prior year offering	86,196	-	-	-	-	-
Issuance of stock as financing cost	150,000	-	109	-	-	109
Repurchase and settlement of warrant	-	-	(50)	-	-	(50)
Beneficial conversion features & warrants as part of financing	-	-	6,018	-	-	6,018
Additional interest expense on converted debt to related party	-	-	1,118	-	-	1,118
Issuance of shares for professional services	1,830,000	2	946	-	(724)	224
Issuance of stock for debt conversion	1,701,985	2	754	-	-	756
Issuance of stock for converted interest expense	775,187	1	540	-	-	541
Issuance of warrants for consulting services	-	-	110	-	(110)	-
Issuance of stock for debt conversion – related parties	4,531,250	4	1,446	-	-	1,450
Cancellation of previously awarded employee options	-	-	(33)	-	33	-
Amortization of deferred compensation	-	-	-	-	2,169	2,169
Net Loss	-	-	-	(7,402)	-	(7,402)

Balance, August 31, 2004	24,699,305	$ 25	$20,266	$(15,611)	$ (197)	$ 4,483

See report of independent registered public accounting firm and notes to the consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(d/b/a TITAN GENERAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended August 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,402)	$(6,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	809	435
Bad debt and sale return allowance	47	21
Non cash compensation	2,461	1,431
Inventory reserve	(54)	10
Interest expense as stock issuance amortization	1,800	106
Change in beneficial conversion features & warrant values	879	—
Accrued expense converted to notes	418	—
Loss on sale of SID equipment	—	495
Gain on debt extinguishment	(349)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,298)	(426)
Inventory	(74)	(75)
Prepaid expenses and other current assets	(43)	65
Other assets	3	3
Accounts payable	(642)	1,355
Accrued liabilities	(190)	516

Total adjustments	3,767	3,936

Net cash used in operating activities	(3,635)	(2,564)

Cash flows from investing activities:
Purchases of assets pursuant to purchase agreements, net of cash acquired	—	(518)
Proceeds from sale of SID Equipment	—	30
Equipment and improvements expenditures, net	(616)	(744)

Net cash used in investing activities	(616)	(1,232)

Cash flows from financing activities:
Principal proceeds on notes and loans payable from related parties	751	—
Proceeds from issuance of long term debt, net of financing cost	4,083	441
Proceeds from issuance of lines of credit, net	2,118	618
Proceeds from public stock offering, net	—	1,990
Proceeds from private stock offering, net	667	75
Proceeds from issuance of notes payable	—	640
Proceeds from related party borrowing	185	200
Payments on notes and loans payable	(147)	(65)
Payments on long-term debt	(526)	(66)
Payments on capitalized lease obligations	(85)	(17)
Payments to related parties	(743)	—
Payments on former lines of credit	(1,352)	—

Net cash provided by financing activities	4,951	3,816

Net increase (decrease) in cash	700	20
Cash and cash equivalents at beginning of year	97	77

Cash and cash equivalents at end of year	$797	$97

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$667	$275

Income taxes	$—	$—

Non cash activities:
Company self imposed penalty for timing of registration statement	$—	$209

Issuance of common stock for consulting fees	$948	$1,086

Issuance of common stock to related parties to retire debt	$1,450	$2,144

Issuance of common stock to retire debt	$745	$—

Issuance of common stock for acquisition of
intangible assets from related party	$—	$23

Issuance of common stock as interest expense	$1,768	$106

Issuance of common stock as deferred compensation	$—	$38

Issuance of warrants as financing costs	$—	$507

Issuance of options at less than market value	$—	$162

Issuance of options/warrants as deferred compensation	$110	$1,711

See report of independent registered public accounting firm and notes to the consolidated financial statements

     VENTURES-NATIONAL INCORPORATED
(d/b/a TITAN GENERAL HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share amounts)

1. Nature of Business: Business Activity:

     Ventures-National, Inc. (dba Titan General Holdings, Inc.) (the "Company") was formed on March 1, 1985 as an Utah corporation. Before its wholly owned subsidiary, Titan EMS Acquisition Corp. (Acquisition Corp.), merged with Titan PCB West, Inc. (Titan) (formerly Titan EMS, Inc.), the Company had no revenue and minimal amount of expenses.

     The accompanying consolidated statements of operations also include the operating results of our subsidiary, Titan PCB East, Inc., since February 27, 2003, the date in which we purchased the assets of Eastern Manufacturing Corporation.

Basis of Presentation:

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At August 31, 2004, the Company had working capital of $1,156 and an accumulated deficit of $15,611.

     Management plans to take the following steps that it believes will be sufficient to provide Titan with the ability to continue its operations: Management intends to raise additional equity through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Company has received. Titan plans to use the proceeds of these transactions to expand its current product offering to allow for additional processing services for its customers. Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

     Our time sensitive and high quality manufacturing services enable our customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Our focus is on high quality niche Rigid and HVR Flex (rigid flex) printed circuit boards consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a competitive price.

     Beginning in the year 2001, Titan began acquiring cutting edge technology equipment and processes from competitors unable to remain in business due to a severe market downturn and overwhelming debt.

2. Summary of Significant Accounting Policies:

Consolidation Policy:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc. All material inter-company transactions have been eliminated.

Reclassifications:

     Certain amounts in the August 31, 2003 financial statements have been reclassified to conform with the August 31, 2004 presentation.

Use of Estimates:

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of equipment and improvements, valuation reserves for accounts receivable, inventory, deferred tax accounts and sales returns.

Revenue Recognition:

     We recognize revenues when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain; (3) our price to our customer is fixed or determinable and (4) collection is probable. The Company derives its revenue primarily from the sale of PCBs using customers' design plans and recognizes revenues when products are shipped to customers. Provisions for discounts to customers, estimated returns and allowances are provided for the same period the related revenue is recorded by using an estimate based on a percent of Accounts Receivable which is consistent with our historical activity and our industry peers policy. This allowance is also checked against the percentage of Accounts Receivable that are over 90 days and Accounts Receivable that may be in dispute due to a change in customer specifications. Given the current market conditions that percent is approximately four percent of outstanding accounts receivable. The percentage used may fluctuate as market conditions for our customers change over time.

Cash and Cash Equivalents:

     The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents and consist primarily of interest-bearing bank accounts and short-term debt securities. As of August 31, 2004, the Company had no short-term debt securities.

Concentration of Credit Risk:

     The Company generally extends credit to its customers, which are concentrated in the computer and electronics industries and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and provides an allowance for potentially uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At August 31, 2004, the Company provided an allowance for doubtful accounts of $104 and an allowance for sales returns of $32.

Inventories:

     Inventories of raw materials are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories of work-in-process and finished goods are stated at the lower of standard cost which management believes approximates cost on a first-in, first-out basis, or market.

Equipment and Improvements:

     Equipment and improvements are carried at cost. Depreciation and amortization are provided using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or useful life.

       The estimated service lives of equipment and improvements are as follows:

Automobile	5 years
Office equipment	7 years
Production equipment	7 years
Leasehold improvements	Remaining life of lease or useful life
Software	3 years

Intangible Assets:

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. Intangible assets include a customer list representing the customer accounts acquired in the merger with SVPC Partners, Inc. in August 2002, which is amortized on a straight-line basis over a period of five years, commencing on the date of the acquisition. Accumulated amortization was $41 at August 31, 2004.

Long-Lived Assets:

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

     During the year ended August 31, 2002, the Company purchased certain assembling equipment and fixed assets and incurred certain setup cost for its System Integration Division. Such cost was being capitalized as Construction in Progress. During the year ended August 31, 2003, the Company decided not to pursue this aspect of the business, sold the assets for $30 and wrote off the prior year’s capitalized costs. This resulted in a loss for such assets and capitalized costs of $495. There was no impairment of long-lived assets in the year ended August 31, 2004.

Advertising:

     The Company expenses advertising costs when incurred. Advertising expense totaled $2 and $22 for the years ended August 31, 2004 and 2003, respectively.

Basic and Diluted Loss Per Share:

     In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding options, warrants and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of August 31, 2004, the Company has approximately 5,140,000 common stock equivalents.

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

     Titan PCB West, Inc. is subject to a $1 annual tax for California and Titan PCB East, Inc. is subject to the laws of the Commonwealth of Massachusetts which carry an excise tax on average property owned during the year subject to a minimum tax of $1.

Stock Based Compensation:

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123. “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends, SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in stock-based employee compensation and the effect of the method used on reported results.

     At August 31, 2004, the Company has not adopted a stockholder approved stock-based compensation plan, but has issued options to certain of its employees and executive officers under Board of Directors approved 2002 Stock Option Plan and Directors Stock Plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

	2004	2003
Net loss, as reported	$ (7,402)	$ (6,500)
Add: Compensation recognized under APB No. 25	51	34
Deduct:Compensation recognized under FAS 123	(128)	(51)
Proforma net loss	$ (7,479)	$ (6,517)

Loss per share:
Basic and diluted, as reported	$ (0.39)	$ (0.52)
Basic and diluted, proforma	$ (0.40)	$ (0.53)

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	93%	67%
Risk free interest rate	4.17%	4.17%
Expected life (years)	5.0	3.0

Weighted average fair value of options granted at fair value at date of grant:

2004	$0.65
2003	$0.58

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

Fair Value of Financial Instruments:

     The carrying amount of the Company's cash and cash equivalents, accounts receivable, long-term debt, lines of credit and accounts payable, approximates their estimated fair values due to the market rates and short-term maturities of those financial instruments.

Comprehensive Income:

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2004 and 2003, the Company had no items that represented other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

Segment Reporting:

     Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended August 31, 2004 and 2003, substantially all revenue has been derived from domestic operations.

New Accounting Pronouncements:

       In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with

Characteristics of both Liabilities ad Equity.” This statement establishes standards for how an issuer classifies and measures a certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

     In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101 that had been codified in SEC Topic No. 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not impact the consolidated financial statements.

     In December 2003, the FASB issued FASB interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity in investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations. .

3. Mergers and Acquisitions:
Acquisition of Eastern Manufacturing Corporation

     On February 27, 2003, the Company's wholly owned subsidiary, Titan PCB East, Inc. ("Titan East"), acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuit boards using the patented HVR Flex process ("EMC"). Pursuant to an agreement, dated February 27, 2003, between Titan East and Eastern Bank ("Eastern Bank"), the secured lender of EMC, Eastern Bank sold to Titan East, among other things, equipment, work-in-progress, inventory, technology, by means of a foreclosure sale in accordance with the laws of the Commonwealth of Massachusetts and with the consent of EMC. The Company intends to continue to use the purchased assets to manufacture rigid-flex printed circuit boards, as well as time sensitive, high tech, prototype, and pre-production printed circuit boards. The Company has chosen not to present proforma information as management believes that the results would have been immaterial and not provide any substantial information.

     Pursuant to the terms of the Agreement, the purchase price was $500. The purchase price was determined by negotiation between the Company and Eastern Bank. The company incurred additional costs of $13 related to the purchase which has been added to the original purchase price.

     In a related but separate transaction, prior to the purchase of the EMC assets by Titan East, Titan East entered into an accounts receivable factoring agreement whereby Titan East purchased the current accounts receivable of $54 from EMC for $50.

      The purchase price of acquisition of EMC’s assets was allocated as follows:

Inventories	$46
Equipment	460
Furniture and fixtures	7

Purchase Price	$513

Investment in Coesen, Inc.

     Effective March 5, 2003, the Company purchased ten (10) shares (the "Shares") of common stock, par value $0.01 per share, of Coesen Inc., a New Hampshire corporation ("Coesen Inc."), representing 33.3% of the issued and outstanding shares of Coesen Inc. common stock from Mr. Howard Doane pursuant to a Stock Purchase Agreement among the Company, Coesen Inc. and Mr. Doane (the "Stock Purchase Agreement"). In consideration for the Shares, the Company issued thirty thousand (30,000) shares of its common stock and paid $5 in cash, to Mr. Doane. In connection with the acquisition of the Shares, David M. Marks, Director of the Registrant, was elected to the Board of Directors of Coesen Inc. and Mr. Doane resigned as a director of Coesen Inc.. In addition, Mr. Doane and the two other stockholders of Coesen Inc. entered into a stockholders agreement with Coesen Inc. dated as of March 5, 2003 pursuant to which the stockholders agreed not to take actions not in the ordinary course of business including, without limitation, incurring of indebtedness outside the ordinary course, liquidating or dissolving Coesen Inc., merging or consolidating Coesen Inc. with another entity, issuing or redeeming any equity, in each case without the prior written consent of the Company. The Company currently carries this investment utilizing the cost method at an initial cost of $25 since the information is unavailable to utilize the equity method. Management believes this valuation to be substantially the same valuation as determined using the equity method.

4. Inventories:

Inventories as of August 31, 2004 consist of the following:

Raw materials	$240
Work in process	249
Finished goods	47

$536

      At August 31, 2004, the reserve for obsolescence was $81 principally related to raw material inventory.

5. Equipment and improvements:

A summary as of August 31, 2004, is as follows:

Production equipment	$ 3,332
Leasehold improvements	572
Office equipment	97
Software	65
Automobiles	27
Construction in progress	72

4,165
Less accumulated depreciation and amortization	1,384

$ 2,781

     Depreciation and amortization expense for equipment, and improvements amounted to $587 and $422 for the years ended August 31, 2004 and 2003, respectively.

6. Intangible Assets:

          A summary as of August 31, 2004 is as follows:

Customer list	$65
Less accumulated amortization	41

$24

          Amortization expense for intangible assets amounted to $13 for the years ended August 31, 2004 and 2003.

7. Accrued Liabilities:

          A summary as of August 31, 2004 is as follows:

Compensation and benefits	$535
Commissions	40
Interest	49
Utilities	122
Other	8

$754

8. Loans and Notes Payable:
NOTES PAID OFF DURING FISCAL YEAR 2004

     On June 28, 2002, the Company entered into a loan and security agreement (the "Alco Agreement") with Alco Financial Services ("Alco"), an entity owned by an individual who subsequently became a member of its Board of Directors at the time, and paid a loan fee of $24 which was amortized to interest expense at $2 per month with the remaining amount expensed upon the closing of the Laurus transaction. Under the terms of the Alco Agreement, the Company can borrow up to the sum of (1) 80% of the net face value of the Titan PCB West Inc.'s eligible accounts receivable, plus (2) the lesser of (i) $100 or (ii) 50% of eligible inventory. The Alco Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $8. The Agreement originally matured on June 28, 2003 and extended to December 2003, and is secured by all accounts receivable and inventory of the Titan PCB West, Inc. The Company is subject to certain restrictions and covenants under the Alco Agreement. During fiscal year 2004, this loan was repaid and no balance remains.

     On May 9, 2003, the Company entered into a loan and security agreement (the "Equinox Agreement") with Equinox Business Credit Corp. ("Equinox"), and paid a loan fee of $19 which was expensed during the year. Under the terms of the Equinox Agreement, the Company can borrow up to the sum of (1) 70% of the net face value of the Titan PCB East Inc.'s eligible accounts receivable, plus (2) $400 against the eligible property and equipment. The Equinox Agreement carries an interest rate of the greater of (a) 3.5% over the prime rate, which is defined as the prime rate stated on the Wall Street Journal, (b) interest rate at the date of the loan agreement, 8.25% or (c) a minimum monthly interest charge of $8. The Agreement matures on June 28, 2005 and is secured by all accounts receivable and inventory of the Titan PCB East, Inc. This loan was repaid during fiscal year 2004 and there is no remaining balance.

     The company received $400 advances from a related party during the quarter ended November 30, 2003. As part of the agreement, the Company agreed to issue 600,000 shares valued at $414 to this related party. The Company expensed $454 as interest expense related to this issuance including a $40 loan fee. The Company paid off the advances during fiscal year 2004.

REVOLVING LINE OF CREDIT

     On November 20, 2003, we entered into a Security Agreement ("Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which we may borrow from Laurus such amount as shall equal to 85% of our eligible accounts receivable as prescribed by the terms of the Security Agreement up to a maximum of $4,000. Pursuant to the Security Agreement, we issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the maximum principal amount of up to $2,500 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note" and together with any other Minimum Borrowing Notes issued under the Security Agreement, the "Minimum Borrowing Notes") in the original principal amount of $1,500. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note.

     In connection with the issuance of the Revolving Note and the Initial Minimum Borrowing Note pursuant to the Security Agreement, we issued to Laurus a warrant (the "First Warrant") to purchase up to 600,000 shares of our common stock, par value $0.001 per share ("Common Stock"), having an exercise price of $0.83 per share for the first 250,000 shares of Common Stock acquired under such warrant, $0.90 per share for the next 200,000 shares of Common Stock acquired thereunder, and a price of $0.97 per share for any additional shares of Common Stock acquired thereunder. The First Warrant expires on November 20, 2010 and has a cashless exercise provision. The relative fair value of these warrants totaling $190 was computed using the Black-Scholes model using the following assumptions: (1) expected life of 3 years; (2) volatility of 85% and (3) risk free interest of 4.17% and (4) dividend of 0%. The revolving line matures on November 20, 2006. The Company can elect to pay the outstanding balance in shares of common stock at a fixed conversion price of $0.77 which was later amended to $0.60 per share retroactively to the date of the agreement. The conversion price was subsequently changed to $0.40 per share effective February 25, 2004. If the closing price of the Company’s stock for any of the 10 trading days preceding the repayment date is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized utilizing the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments.". During the quarter ended November 30, 2003, total value of beneficial conversion feature of $475 and the relative fair value of the warrants of $190 were recorded as discounts of the lines of credit. During the quarter ended February 29, 2004, the conversion price was reduced to $0.40 and accordingly, a discount for the additional beneficial conversion feature of $1,094 was recorded. In addition, during the quarter ended February 29, 2004, the Company increased its net borrowings by $640 and recorded a discount for the additional beneficial conversion feature of approximately $418. During the quarter ended May 31, 2004, the Company increased its net borrowings by $180 and recorded a discount for the additional beneficial conversion feature of approximately $49. The Company recorded an interest expense for the amortization of discounts in the amount of $110 during fiscal year 2004. As of August 31, 2004, outstanding loan balance approximated $2,322 and unamortized discounts for beneficial conversion feature and warrants totaled $2,116. As of August 31, 2004, the Company had an overadvance on the line of credit of $300. Subsequent to year end, the Company has repaid $150 of this overadvance and has agreed with Laurus to repay the remaining advance in monthly payments of $37K thru March 2004. As of August 31, 2004, the Company had available to borrow $1,678 limited to its borrowing calculation availability.

ORIGINAL LAURUS TERM NOTE

     Also on November 20, 2003, we entered into a Securities Purchase Agreement ( "SPA") pursuant to which we issued and sold to Laurus (i) a Convertible Term Note ( "Convertible Term Note", together with the Revolving Note and the Minimum Borrowing Notes, the "Notes") in the principal amount of $2,100 and (ii) a warrant ("Second Warrant" together with the First Warrant, the "Warrants") to purchase up to 350,000 shares of Common Stock having an exercise price of $0.83 per share for the first 200,000 shares of Common Stock acquired thereunder, $0.90 per share for the next 100,000 shares of Common Stock acquired thereunder, and $0.97 per share for any additional shares of Common Stock acquired thereunder. The Second Warrant expires on November 20, 2010 and has a cashless exercise provision. The first payment on the Notes is due 90 days from the issue date thereof. The term note has a maturity date of November 20, 2006. The fair value of the these warrants totaling $118 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and dividend rate of 0%. The term loan is payable in monthly payments. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.77 which was amended to $0.60 per share retroactively to the date of the agreement. The conversion was subsequently reduced to $0.40 per share effective February 25, 2004. Principal payments of $64 per month commenced February 1, 2004. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." During the quarter ended November 30, 2003, total value of beneficial conversion feature of $433 and the relative fair value of the warrants of $118 were recorded as discounts of the term loan. During the quarter ended February 29, 2004, the conversion price was reduced to $0.40 and accordingly, a discount for the additional beneficial conversion feature of $1,207 was recorded. The Company paid off $534 of the term loan through stock conversion and amortized to interest expense $435 related to the unamortized discount during the fiscal year ended August 31, 2004. In addition, the Company recorded an interest expense for the amortization of discounts in the amount of $108 during the fiscal year ended August 31, 2004. As of August 31, 2004, outstanding loan balance approximated $1,566 and unamortized discounts for beneficial conversion feature and warrants totaled $1,215.

ADDITIONAL LAURUS TERM NOTE #2

     On March 30, 2004, we entered into an additional $750 Convertible Term Note pursuant to which we issued and sold to Laurus (i) a Convertible Term Note ( "Convertible Term Note #2",) in the principal amount of $750 and (ii) a warrant ("Term Note #2 Warrant") to purchase up to 750,000 shares of Common Stock having an exercise price of $0.50 per share. The Term Note #2 Warrant expires on March 30, 2011 and has a cashless exercise provision. The original first payment on the Notes was due July 1, 2004 but was amended on June 29, 2004 as part of the additional borrowing mentioned below which extended the first payment date to September 1, 2004. This term note has a maturity date of March 30, 2007.

     The fair value of the these warrants totaling $133 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and (4) dividend rate of $0%. The term loan is payable in monthly payments beginning September 2004. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature of $246 was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." During fiscal year 2004, the total value of the beneficial conversion feature of $246 and the relative fair value of the warrants of $133 were recorded as discounts of the term loan. During the fiscal year 2004, the Company recorded an interest expense for the amortization of discounts in the amount of $28. As of August 31, 2004, outstanding loan balance approximated $750 and unamortized discounts for beneficial conversion feature and warrants totaled $351.

ADDITIONAL LAURUS TERM NOTE #3

     On June 29, 2004, we entered into an additional $1,500 Convertible Term Note pursuant to which we issued and sold to Laurus (i) a Convertible Term Note ( "Convertible Term Note #3",) in the principal amount of $1,500 and (ii) a warrant ("Term Note #3 Warrant") to purchase up to 1,800,000 shares of Common Stock having an exercise price of $0.50 per share. The Term Note #3 Warrant expires on March 30, 2011 and has a cashless exercise provision. This note and the note mentioned directly above were combined for a total $2,250,000 with principal payments of $73 commencing September 1, 2004. This term note has a maturity date of March 30, 2007.

     The relative fair value of the these warrants totaling $534 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and (4) dividend rate of 0%. The term loan is payable in monthly payments beginning September 1, 2004. The

Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature of $966 was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." During fiscal year 2004, the total value of the beneficial conversion feature of $966 and the relative fair value of the warrants of $534 were recorded as discounts of the term loan. During fiscal year 2004, the Company recorded an interest expense for the amortization of discounts in the amount of $91. As of August 31, 2004, outstanding loan balance approximated $1,500 and unamortized discounts for beneficial conversion feature and warrants totaled $1,409.

     The Company is obligated, pursuant to a Registration Rights Agreement between the Company and Laurus dated June 29, 2004 to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock issuable upon conversion of the additional term loan of $1,500 and the 1,800,000 warrants as well as the loan received in March of $750 and 750,000 warrants on or before August 15, 2004, and to use our best efforts to cause such registration statement to become effective within 45 days following the relevant filing date. To the extent, subject to certain conditions set forth in the Registration Rights Agreements, either (i) we fail to make such initial filing, (ii) the relevant registration statement is not declared effective by the Commission within 45 days of such filing, (iii) such registration statement ceases to be effective as to the securities to have been covered thereby for a period of 20 consecutive trading days or 30 days total in any 365 day period commencing on the effective date of such registration statement, or (iv) our Common Stock ceases to be traded on any trading market for a period of three consecutive trading days which has not been cured within 30 days of notice thereof, then we shall be liable to pay to Laurus, as liquidated damages, for each 30-day period during which the relevant default remains uncured 1.0% of the original amount of the additional term loan. This registration statement was filed on August 6, 2004 and the Commission declared the registration statement effective August 13, 2004.

GENERAL TERMS TO LAURUS NOTES

     Each Note may be prepaid by us in cash by paying to the holder 115% of the principal and related accrued and unpaid interest thereon being prepaid. In addition, the Convertible Term Note may be prepaid at our option in shares of Common Stock if and to the extent the average closing price of the Common Stock is greater than 110% of the Fixed Conversion Price for at least 5 consecutive trading days, subject to certain limitations. Each loan carries and interest rate of prime plus three basis points or a minimum interest rate of 7.0%.

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

     The loan with Laurus contains many events of default including: (i) any failure to pay when due any amount we owe to Laurus; (ii) nonpayment of any taxes when due; (iii) any material breach by us of any other covenant made to Laurus; (iv) any misrepresentation made by us to Laurus in the documents governing the credit facility; (v) the institution of certain bankruptcy and insolvency proceedings by or against us; (vi) suspensions of trading of our common stock; (vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of our other indebtedness; (viii) payments of any dividends either in cash or stock; and (ix) changes of control of our company.

Year ending August 31,
2005	$ 3,816

$ 3,816
Less unamortized BCF/Warrant valuations	2,975

$ 841

ORBOTECH

       The Company currently has a $112 note with Orbotech which becomes due in the next fiscal year.

OTHER SHORT-TERM DEBT:

     In the fiscal year ended August 31, 2004, the Company issued convertible notes to our major stockholder and other parties to settle certain outstanding obligations of the Company and for future cash infusions into the Company. These notes totaling $1,735 were issued as convertible notes with a conversion price of $0.32 per share and carry an interest rate of 10% per annum. The Company received a waiver from its lender of the lines of credit and term loans for such issuances. The Company’s largest shareholder converted the outstanding notes balance of $1,450 into 4,531,250 shares effective May 31, 2004. The Company has recorded a beneficial conversion feature on these converted notes of $1,118 and have expensed the full amount upon the conversion during the fiscal year ended August 31, 2004. In connection with the remaining notes, the Company also recorded a beneficial conversion feature of $148, repaid $100 of the amount borrowed and expensed $100 of the beneficial conversion feature through interest expense. The Company also expensed an additional $8 thru interest expense for the amortization of the beneficial conversion feature. As of August 31, 2004, we have a balance owing on these loans of $185 with an offsetting $48 unamortized beneficial conversion feature to be amortized through the date the notes are due December 31, 2004.

9. Gain on Extinguishment of Debt

     During the fiscal year ended August 31, 2004, the Company settled an unpaid capital lease obligation with a balance due of $434 for cash of $85 resulting in a gain of approximately $349.

10. Litigation:

     In September 2002, a former employee filed a complaint against the Company alleging wrongful termination. During the quarter ended November 30, 2003, we settled this case for $85 and during the quarter ended February 29, 2004, we have completely paid this amount. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. While management does not believe these matters will have a material effect on the Company’s financial statements, litigation is subject to inherent uncertainties, and an adverse result could arise from time to time that may harm Titan’s business, financial condition and results of operations.

11. Settlement Agreements

     During the quarter ended February 29, 2004, the Company reached informal agreements with both our immediate past President and Chief Executive Officer to cancel their existing warrants, each consisting of the right to purchase from our largest stockholder 1,000,000 shares at $0.50 each in exchange for 350,000 shares of common stock each to be issued by our largest stockholder. This was further amended and they were both paid $60 in lieu of warrants from our largest stockholder. The value of this new agreement is measured based on the sum of (1) the remaining unamortized fair value of the warrants; (2) the amount by which (a) the fair value of the new equity instrument measured at the modification date is greater than (b) the fair value of the old equity instrument immediately before its terms were modified. On July 9, 2004, the Company finalized negotiations with these two individuals for a combined final settlement of $50 being paid from the Company which was paid on that date. Since the $170 payments are less than the fair value of the warrants of $1,538, the Company expensed the entire unamortized value of the warrants in the amount of $1,373 during the fiscal year ended August 31, 2004 (See Notes 18 and 19).

12. Stock Option and Warrant Repricing:

     During the fiscal year ended August 31, 2004, the Company re-priced approximately 570,000 stock options from $1.50 to $0.79 under the Company's 1992 Stock Option Plan and 500,000 warrants from $0.77 to $0.40 (see Note 15). In accordance with FASB Interpretation, No. 44, “Accounting for Certain Transactions Involving Stock Transactions, these options have subsequently been accounted for as variable from May 3, 2004 through the period ended August 31, 2004. Since the stock price has been less than the re-priced option price, the Company has not recorded any additional compensation expense in its financial statements for the fiscal year ended August 31, 2004. These options will be re-measured each period throughout their life.

13. Income Taxes:

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of August 31, 2004 and 2003, has been established to reflect these uncertainties. As of August 31, 2004, the deferred tax asset before valuation allowances is approximately $4,661.

     Income tax provision amounted to $0 and $0 for the years ended August 31, 2004 and 2003 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2004	2003
Computed tax at federal statutory rate of 34%	$(2,517)	$(2,210)
Other changes of temporary differences	(7)	(60)
Change in valuation allowance	2,524	2,270

	$--	$--

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
Current:
Allowance for doubtful accounts and returns	$46
Inventory reserve	35
Accrued vacation	60

Total current	141

Long term:
Depreciation	270
Net operating losses carryforwards	4,250

Total long-term	4,520

Net deferred assets before valuation allowance	4,661
Valuation allowance	(4,661)

Net deferred tax assets	$--

     At August 31, 2004, the Company has available unused net operating losses carry forwards of approximately $12,500 for federal purposes that may be applied against future taxable income and that, if unused, begin to expire in 2022. During the year ended August 31, 2004, the valuation allowance increased $2,293.

14. Stock Options:

     As of August 31, 2004, the Company has not established a stockholder approved employee stock option plan or directors stock option plan; therefore all the options granted are non-qualified in nature. In August 2002, the Company granted 710 stock options to its Chief Executive Officer and its Vice President of Sales. Since the Chief Executive Officer left prior to becoming vested, these 350 options were cancelled during fiscal year 2003. The exercise price for these options, based on management's assessment, is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than ten years from the grant date and generally are 25% vested upon grant, and an additional 25% annually until 100% vested at the end of the third year. During the years ended August 31, 2004 and 2003 , the Company issued 325 and 1,920 options, respectively, at prices ranging from $0.42 to $1.50. The Company also cancelled 400 and 1,415 options ranging in price from $0.75 thru $4.00 for the fiscal years ended August 31, 2004 and 2003, respectively. During fiscal year 2004, the Company also repriced 570 options to $0.79 from $1.50. (See Note 12).

		Weighted
		Average
	Options	exercise price
Options outstanding at August 31, 2002	710	$ 1.50
Options granted	1,920	1.62
Options canceled	(1,415)	1.42
Options exercised	-	-

Options outstanding at August 31, 2003	1,215	1.23
Options granted	325	0.65
Options canceled	(400)	1.14
Options exercised	-	-

Options outstanding at August 31, 2004	1,140	0.74

Summarized information about stock options outstanding at August 31, 2004 is as follows:

	Outstanding			Exercisable
Range of Exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 0.42	20	9.92	$0.42	20	9.92	$0.42
0.57-0.58	150	9.36	0.58	—	—	—
0.75	395	4.89	0.75	159	4.52	$0.75
0.79	570	3.00	0.79	465	2.97	$0.79
1.50	5	2.92	1.50	3	2.92	$1.50

	1,140			647

     For the years ended August 31, 2004 and 2003, options to purchase 647 and 315 shares, at weighted average exercise prices of $0.77 and $1.29, respectively, of Common Stock were exercisable with the remaining options becoming exercisable at various dates through July 26, 2014.

15. Warrants:

     In the year ended August 31, 2004, there were two sets of warrant issuances. The first set consisting of 3,500,000 warrants issued to Laurus Master Fund, Ltd. In prices ranging from $0.50 to $0.97. These were issued as part of the financing arrangements with Laurus and are described in detail in Note 8 above. The second set of warrants was issued to our current Chief Executive Officer for a total of 500,000 warrants. These warrants were issued at $0.77 per share, but repriced to $0.40 per share on May 3, 2004. (See Note 12).

     In the year ended August 31, 2003, there were three issuances of warrants. The first warrant was issued to Reitler Brown, our prior legal counsel, in connection with the payment of outstanding bills. This warrant was for 48,753 shares. The second set of warrants were issued to SBI-Securities and SBI-USA for a total of 1,100,000 shares @ up to $0.75/share. This is in connection with the private offering registered in our SB-2 filing in August 2003 in which we raised approximately $742 of which $75,000 was raised in fiscal year 2003 and the remaining $667 was raised in our fiscal year ended August 31, 2004. The third set of warrants was from our largest stockholder in connection with employment contracts for our immediate past Chief Executive Officer and President. (See Notes 17, 18 and 19).

16. Retirement Plan:

     The Company has established a 401(k) plan for the benefits of employees effective September 1, 2003 and has made no contributions for the years ended August 31, 2004 and 2003. This plan allows for the employee to contribute up to 75% of their pay to the IRS maximum allowable contribution per year. The Company at the present time has a discretionary match which is to be determined based on the Company’s profitability.

17. Commitments:
OPERATING LEASES

     The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable or original lease terms in excess of one year as of August 31, 2004:

Year Ending August 31,	Real Estate	Other	Total
2005	$545	$6	$551
2006	620	3	623
2007	698	2	700
2008	438	-	438
2009	185	-	185

	$2,486	$11	$2,497

All leases expire prior to January 2009 and the Company does not have any obligations that extend beyond five years. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. Rent expense totaled $525 and $793 for the years ended August 31, 2004 and 2003. The rental expense in the year ended August 31, 2003 included the rent for the facility previously rented in Santa Clara, CA

Subsequent to year end, the Company made its first three monthly payments and then received a six month extension of the payment of principal on both of our term loans mentioned above. They also agreed to forgo the conversion price reset upon the borrowing of a note from Frank Crivello which is convertible at $0.12 (See Note 20). The Company is currently not in compliance with its loan covenants regarding the filing of its Form 10KSB within 90 days of year end and has been unable to receive a waiver from Laurus; therefore all term debt has been classified as current.

     In January 2002, the Company secured a non-interest bearing auto loan for $15 and is required to make monthly payments through February 2005. As of August 31, 2004, the outstanding balance of this loan was $3. This loan was originally entered between SVPC Partners, LLC and the lender. The Company assumed the outstanding balance of this loan pursuant to its purchase of SVPC Partners, LLC on August 6, 2002.

       A summary of the long-term debt maturities at August 31, 2004 is as follows:

CONTRACTS

     In July 2002, the Company entered into an at-will employment agreement with its Vice President of Sales ("VPS") that allows for either the Company or the VPS to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary plus bonuses, which are based on achieving certain monthly sales quotas and normal employee benefits. This at-will employment agreement is for a term of five years from the date of the agreement. In the event the VPS is terminated without cause, the Company will pay three (3) months of base salary as severance and continuation of normal employee benefits during the three (3) month severance period. In addition, the Company has granted vested options to purchase up to 360,000 shares of the Company's common stock at $1.50 per share which were repriced to $0.79 in May 2004. (See Note 12).

     In July 2003, the Company entered into an at-will employment agreement with its Chief Executive Officer ("CEO") that allows for either the Company or the CEO to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary of one dollar Our largest stockholder, Irrevocable Children’s Trust has also granted our CEO 1,000,000 warrants at $0.50/share exercisable for a period of three years which equated to a value of $769. Our CEO resigned his position effective January 31, 2004 and resigned from our Board effective February 4, 2004. The remaining cost of $687 was expensed during the fiscal year ended August 31, 2004. (See Note 11).

     In July 2003, the Company entered into an at-will employment agreement with its President that allows for either the Company or the President to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary of one dollar. Our largest stockholder, Irrevocable Children’s Trust has also granted our President 1,000,000 warrants at $0.50/share exercisable for a period of three years which equated to a value of $769. Our President resigned his position effective January 31, 2004 and resigned from our Board effective February 4, 2004. The remaining cost of $687 was expensed during the fiscal year ended August 31, 2004. (See Note 11).

     In December 2003, the Company entered into an at-will employment agreement with its Chief Operating Officer ("COO") that allows for either the Company or the COO to terminate employment at any time. Under the at-will employment agreement, the Company will pay a signing bonus of $40 and a base annual salary of $200. In addition to this agreement, the Company also granted our COO 250,000 warrants at $0.77/share exercisable for a period of three years (See Note 15). On January 31, 2004, our COO was promoted to Chief Executive Officer ("CEO") and was granted an additional 250,000 warrants at $0.77/share. In May 2004, all these warrants were repriced at $0.40/share. (See Note 12).

18.  Stockholder’s Equity:

                    Transactions of stockholders’ equity during the years ended August 31, 2003 and 2004 are summarized by type in the following table:

	Number of Shares	Common Stock & Additional Paid-in Capital
Balance at 8/31/02	6,979,701	$1,189
Issuance of common stock as financing costs (1)	320,000	240
Issuance of common stock for professional services (2)	1,161,000	921
Issuance of common stock as investment in Coesen , Inc.(3)	30,000	23
Issuance of common stock for debt conversion (4)	2,858,862	2,144
Issuance of common stock in relation to employment contracts (5)	50,000	37
Issuance of common stock in public offering, net (6)	3,125,124	1,991
Issuance of common stock in private offering (7)	100,000	75
Issuance of warrants as financing costs for future offering (8)	—	507
Issuance of options as director fees (9)	—	161
Issuance of options as employee options (10)	—	173
Issuance of warrants by shareholder for consulting service (11)	—	1,538
Issuance of warrants by stockholder for professional services (12)	—	165

Balance at 8/31/03	14,624,687	9,164
Issuance of common stock in private offering (7, 8)	1,000,000	160
Delayed issuance of common stock for prior year offering (6)	86,196	—
Issuance of common stock as financing cost (13)	150,000	109
Repurchase and settlement of warrant (11)	—	(50)
Beneficial conversion features and warrants as part of financing (14)	—	6,018
Additional interest expense on converted debt to related party (15)	—	1,118
Issuance of common stock for professional services (2)	1,830,000	948
Issuance of common stock for debt conversion (16)	1,701,985	756
Issuance of common stock for converted interest expense (15)	775,187	541
Issuance of warrants for consulting services (17)	—	110
Issuance of common stock for debt conversion - related parties (18)	4,531,250	1,450
Cancellation of previously awarded employee options (10)	—	(33)

Balance at 8/31/04	24,699,305	$20,291

(1)	In order to facilitate the purchase of the assets of Eastern Manufacturing Corporation , mentioned elsewhere within this document, the Company issued $640,000 24% notes which carried attached common stock at a share for every $2.00 invested. This stock was issued at a price of $0.75 and was amortized to interest expense using the interest method over the one-year life which expired in February 2004. These notes were repaid on November 20, 2003 upon the closing of the Laurus transaction.

(2)	The Company had many consultants and professionals during the fiscal years 2004 and 2003 and as part of their compensation, these consultants were issued stock in the amount of 1,830,000 and 1,161,000 shares, respectively in varying prices ranging from $0.44 to $1.30 or an average price of $0.52/share and $0.79/share for the fiscal years ended August 31, 2004 and 2003, respectively.

(3)	On March 5, 2003, the Company purchased a 33.3% share in Coesen, Inc. for $5 and the issuance of 30,000 shares.

(4)	During the year 2003, the Company had two notes/loans payable to related parties, which were converted into a total of 2,458,862 shares of common stock at $0.75 per share. During the quarter ended November 30, 2002, the Company had two non-interest bearing loans payable totaling $300 ($150 each) which were converted into 400,000 shares of common stock at $0.75 per share.

(5)	As part of two employment agreements, the Company issued to two employees 25,000 shares each.

(6)	We raised $1,990 (net of related cost) from our private placement offering that closed on January 9, 2003 (the “Private Placement”) and two additional private placements on February 3, 2003. In connection with these placements, the Company issued 3,211,320 shares of Common Stock at $0.75 per share (which includes self imposed company penalty for late registration of shares, 86,196 shares of which were issued in Fiscal 2004).

(7)	As of August 31, 2004, we raised a total of $742 from certain private investors which we received $75 in the fiscal year ended August 31, 2003 and $667 in the fiscal year ended August 31, 2004.

(8)	The Company issued to SBI warrants as financing cost related to offering in Fiscal 2004. This cost was offset upon the closing of the offering.

(9)	On July 24, 2003, the Company issued 50,000 options at $0.75 per share to each of its four directors. At the time of grant, the market price was $1.30. The Company computed the fair value of these options using the Black-Scholes model. Since these options were vested immediately, the fair value of the options was expensed upon grant.

(10)	On July 24, 2003, the Company issued 315,000 options at $0.75 per share to five of its employees. At the time of grant, the market price was $1.30. The Company expensed the intrinsic value of these options in accordance with APB 25. 20% of these options were vested on the grant date and an additional 20% will be vested at each anniversary date. The Company expensed 20% of the intrinsic value of these options during the year ended August 31, 2003 and the remaining amount was classified as deferred compensation. In Fiscal 2004, one of these employees left and the intrinsic value of his options was reversed during the fiscal year.

(11)	On July 29, 2003, Irrevocable Children’s Trust, our largest shareholder, issued 1,000,000 warrants to purchase shares of common stock owned by ICT at $0.50 per share to each Mr. Bob Ciri and Mr. Andrew Glashow as part of employment agreements to serve as our Chief Executive Officer and President, respectively. The Company computed the fair value of these warrants using the Black-Scholes model. The fair value of the options was amortized and expensed over the term of the employment contracts. These two individuals left the Company in January 2004; whereby the Company expensed the remaining unamortized portion of intrinsic value. The warrants were repurchased and cancelled and the Company and Mssrs. Ciri and Glashow reached settlement agreements with the Company whereby ICT paid them a total of $120 and the Company paid them a total of $50.

(12)	IrrevocableChildren’s Trust, our largest shareholder, issued 150,000 shares to Trilogy Capital Partners in order to entice Trilogy to promote the Company’s stock. The Company expensed the fair value of the shares upon grant.

(13)	Issued 150,000 shares of common stock to Crescent Fund, Inc. as part of finding fee for Laurus transaction in November 2003.

(14)	Beneficialconversion features of Laurus loans of $4,895, warrants related to Laurus loans of $975 and beneficial conversion features of 10% convertible loans of $148.

(15)	Additionalinterest incurred upon the conversion of interest at $0.40 per share and the fair value of interest payments upon dates of issuance.

(16)	Representsthe term loan conversions from Laurus as well as partial payments on the payoff of 24% notes as stock issuances.

(17)	Issuance of 500,000 warrants to our Chief Executive Officer at $0.77, as well as the repricing to $0.40.

(18)	Represents the loans converted from Irrevocable Children’s Trust and related entities at $0.32/share.

19. Related Parties:

     On August 18, 2003, Irrevocable Children's Trust ("ICT"), our largest shareholder granted 150,000 shares of the Company's common stock to Trilogy Capital Partners, Inc. for service performed for the Company. Fair value of shares totaling $165 was expensed during the year ended August 31, 2003.

      On July 29, 2003, ICT, our largest shareholder, issued 1,000,000 warrants to purchase shares of common stock owned by ICT at $0.50 per share to each Mr. Bob Ciri and Mr. Andrew Glashow to purchase ICT's ownership of the Company's common stock as part of employment agreements to serve as our Chief Executive Officer and President, respectively. The fair value is determined based on the Black-Scholes model with a total valuation of $1,538. The Company expensed $164 during the year ended August 31, 2003 and the remaining amount was classified as deferred compensation which was expensed in fiscal year 2004. In addition, under the employment agreements, ICT will issue 50,000 shares of common stock to each Mr. Ciri and Mr. Glashow upon the completion of the agreements. Since they never completed their contracts these shares were never issued. For settlement agreement explanation see Note 11.

      The Company accounted for the transactions between ICT and consultants and employees in accordance with Staff Bulletin Board (SAB) 5T, "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)" which requires the Company to record expense for services paid by the stockholders.

      During the year ended August 31, 2004 and 2003, the Company converted outstanding loans to related parties totaling $1,450 into 4,531,250 shares of common stock and $1,844 into 2,458,862 shares of common stock, respectively.

20. Subsequent Event:

     On November 30, 2004, the Company issued a 10% note to one of our stockholders for up to $1,000 convertible at $0.12/share with an expiration date of January 30, 2005. Total amounts advanced to the Company as of November 30, 2004 amounted to $300,000. The stock price when issued was $0.26; therefore, the calculated beneficial conversion feature equates to the total amount borrowed.

     On November 30, 2004, the Company accepted the resignation of Kenneth Shirley, its Chief Executive Officer, effective December 16, 2004 and promoted Curtis Okumara, its West coast general manager, to the position of President. Kenneth Shirley will remain on the board and has been appointed chairman of a newly formed committee. This strategic committee's purpose is to investigate the sale or merger of the Company. Also see NOTE 8.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE

       During the fiscal year ended August 31, 2004, the Board of Directors decided to switch auditors from a West coast firm to an East coast firm. This change had nothing to do with any disagreements between the Company and Stonefield Josephson, Inc. but felt that an East Coast presence was more beneficial to the Company. In August 2004, the Company terminated the services of Stonefield Josephson, Inc. and engaged the services of Wolf & Company, P. C.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures: As of August 31, 2004, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     On November 30, 2004, the Company issued a 10% note to one of our stockholders for up to $1,000 convertible at $0.12/share with an expiration date of January 30, 2005. Total amounts advanced to the Company as of November 30, 2004 amounted to $300,000. The stock price when issued was $0.26; therefore, the calculated beneficial conversion feature equates to the total amount borrowed.

     On November 30, 2004, the Company accepted the resignation of Kenneth Shirley, its Chief Executive Officer, effective December 16, 2004 and promoted Curtis Okumara, its West coast general manager, to the position of President. Kenneth Shirley will remain on the board and has been appointed chairman of a newly formed committee. This strategic committee's purpose is to investigate the sale or merger of the Company.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     Set forth below are the directors executive officers of the Company and their ages as of August 31, 2004 (except for Mr. Okumura, who becomes our President as of December 16, 2004 upon the effectiveness of Mr. Kenneth Shirley’s resignation) and positions held with the Company, as follows

Name	Age	Position
Kenneth Shirley	52	Chief Executive Officer, President and
		Director
Curtis Okumura	41	President (effective December 16, 2004)
David M. Marks	36	Director
Frank Martin	62	Director
Richard Berger	66	Vice President Sales, Titan PCB East, Inc.
Daniel Guimond	46	Chief Financial Officer
Stephen Saul Kennedy	37	Vice President Sales, Titan PCB West, Inc.

     KENNETH L. SHIRLEY. Mr. Shirley was appointed Chief Executive Officer effective January 1, 2004 and to the Board of Directors on December 16, 2003. Effective January 31, 2004, Mr. Shirley became President upon the resignation of Andrew Glashow as President. In 2000, Mr. Shirley formed his own management and consulting business, Pyxis Partnership. Through Pyxis Partnership, he has assisted in the operations of the following companies: Advance Quick Circuits as Co-President, Waytec Electronics as President, Cosmotronics Corporation as Sr. Vice President, TTM Technologies as Chief Operating Officer, and most recently, P.C.T. Interconnect as Co-President. Prior to forming the Pyxis Partnership, Mr. Shirley previously held management positions with several well-known companies including General Electric, Hadco Corporation, Multi Circuits, Exide Electronics, AT&T/Lucent, and Automata.

     CURTIS OKUMURA. Mr. Okumura was appointed President, to be effective as of December 16, 2004. Mr. Okumura has served as General Manager of our subsidiary, Titan PCB West since August, 2001. From 2000 to 2001, Mr. Okumura served as General Manager of Circuit Link, Inc., a circuit board manufacturer. From 1985 to 2000, Mr. Okumura served in various capacities, including as an engineering manager for Data Circuit Systems, Inc. Mr. Okumura has an education in Business Administration from San Jose State University and Ohlone College.

     DAVID M. MARKS. Mr. Marks was our Chairman of the Board of Directors from September 15, 2002 to May 13, 2003. Mr. Marks remains as one of our Director. Mr. Marks has served as Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 since 1994. Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has the responsibility in overseeing all investments by Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 with responsibilities beginning at acquisition and continuing through ownership. Mr. Marks generally acts in the capacity of officer or director for all of the operating companies that are vehicles for investments by the Trusts and is involved in strategic planning, and major decision-making. Mr. Marks holds a BS in Economics from the University of Wisconsin.

     J. FRANK MARTIN. Mr. Martin received a Bachelor of Science degree in Electrical Engineering from Clemson University in South Carolina in 1958. He began his 38-year AT&T career in 1958 as a planning engineer with Western Electric in Winston-Salem, North Carolina. After serving in several positions in manufacturing, he was selected as a 1973-74 MIT Sloan Fellows where he received a Masters Degree in Management. In 1979, he joined AT&T's Microelectronics Group (ME). Over the years, he was involved in ME's global expansion, business development, strategic product planning, and profit and loss efforts. In 1994, Martin became the chief operating officer of ME's Interconnection Technologies business, where he implemented a multi-million dollar plan to upgrade the Richmond facility and meet record industry demand for printed circuit board products and backplanes. Prior to that assignment, he had been the chief operating officer of ME's MOS Integrated Circuit business.

     RICHARD BERGER. Mr. Berger has been our Vice President of Sales Titan PCB East, Inc. since July 2004. Mr. Berger was V.P. sales for Metropolitan Circuits from 1972 to 1992. In 1992, Mr. Berger joined Cosmotronic in September and served them as V.P. Sales and marketing until July 21, 2004.

     DANIEL GUIMOND. Mr. Guimond has served as Chief Financial Officer since February 2004. Mr. Guimond served as our acting Chief Financial Officer and Controller from July 2003 to February 2004. From 1997 until 2003, Mr. Guimond served as the Corporate Finance Manager of PCD Inc. From 1987 to 1997, Mr. Guimond was the Corporate and Tax Accounting Manager at Bailey Corporation specializing in all aspects of the corporate accounting environment. Mr. Guimond is a magna cum laude graduate of Southern New Hampshire University with a B.A. in Management Advisory Services

     STEPHEN SAUL KENNEDY. Mr. Kennedy has been an employee of our predecessor companies SVPC and Circuit Systems Inc. since 1988. Mr. Kennedy was a top Sales Manager and Sales Executive for SVPC and subsequently Circuit Systems Inc. Since 1988 Mr. Kennedy has worked as both as an Inside and Outside Sales Executive as well as overall sales management for the SVPC. He has been instrumental in SVPC's sales growth from 1988 to 1999. Mr. Kennedy holds a B.S. in Economics from Santa Clara University and was a Commissioned Officer in the United States Army.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the Company’s Chief Executive Officer and each of the other four highly paid executive officers during the year ended August 31, 2004.

				Long-Term
				Compensation
				Number of
				Shares
				Underlying
		Annual		Options	All-Other
Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Granted(#))	Compensation($)(1)

Kenneth Shirley(2)	2004	$ 125,000	$ 40,000	-	$ 109,804
Chief Executive Officer and
President

Richard Berger	2004	12,704(3)	-	20,000	-
Vice President, Sales,
Titan PCB East, Inc.

Daniel Guimond	2004	85,462	-	20,000	-
Chief Financial Officer	2003	23,077(4)	-	75,000	-

Stephen S. Kennedy	2004	$ 152,939	-	-	-
Vice President, Sales,	2003	125,000	-	-	-
Titan PCB West, Inc.	2002	528(5)	-	150,000	-

(1)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the executive officer during the years reported.

(2)	Mr. Shirley was appointed Chief Operating Officer on December 1, 2003 and Chief Executive Officer on January 31, 2004. Mr. Shirley has an annual salary of $200,000 and received a signing bonus of $40,000. Other compensation represents the value of warrants to purchase 500,000 shares of common with an exercise price of $0.40 and an expiration date of December 19, 2006.

(3)	Mr. Berger was appointed V.P. Sales Titan PCB East, Inc. on July 26, 2004. Mr. Berger has an annual salary of $125,000. He also received 20,000 options to purchase common stock at $0.42 per share as a signing bonus.

(4)	Mr. Guimond has served as served as Chief Financial Officer since February 2004. He served as our Acting Chief Financial Officer and Corporate Controller since June 2003. As part of his compensation package, he was awarded 75,000 options at an exercise price of $0.75 on July 24, 2003.

In May 2004, he was also awarded 20,000 options at an exercise price of $0.75/share. The Company does not have an employment agreement with Mr. Guimond.

(5)	Mr. Kennedy was appointed Vice-President-Sales effective August 30, 2002. The $528 represents one day’s earnings based on an annual salary of $140,000 computed based on a 52-week year and a 5-day work week. Mr. Kennedy's original salary was $140,000 per annum. Mr. Kennedy's salary was adjusted to $125,000 per annum for the period March 1, 2003 until December 1, 1003 when it was increased back to $140,000. Effective August 1, 2004, Mr. Kennedy's salary was increased to $185,000 per annum. Other compensation represents the value of options to purchase 360,000 shares of Common stock with an exercise price of $1.50 per share and an expiration date of July 31, 2007. These options were repriced effective May 3, 2004.

Option/SAR Grant Table

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees In	Exercise or Base Price
Name	Granted	Fiscal Year	($/Share)	Expiration Date

Richard Berger	20,000(1)	6.15%	$0.42	7/26/14
Daniel Guimond	20,000(2)	6.15%	$0.75	5/03/14

(1)	Issued to Mr. Berger our V.P. Sales Titan PCB East, Inc. as a signing bonus, the options have n $0.42 exercise price and are valid until July 26, 2014.

(2)	Issued to Mr. Guimond our Chief Financial Officer on May 3, 2004, the options have a $0.75 exercise price and are valid until May 3, 2014.

Employment Agreements

     Stephen S. Kennedy. Pursuant to the terms of an Agreement, dated as of August 12, 2002, between Stephen S. Kennedy and Titan PCB West, assumed by us pursuant to the Merger, Mr. Kennedy receives a salary equal to $140,000 per annum and received immediately exercisable options to purchase 360,000 shares of our common stock, at an exercise price of $1.50 per share, expiring on July 31, 2007. These options were repriced on May 3, 2004 to $0.79 per share. The agreement provides for a 5-year term subject to earlier termination by either party. In the event that Mr. Kennedy's employment is terminated without cause, Mr. Kennedy is entitled to receive severance pay and continued employee benefits for a period of six (6) months after such termination. For the period March 1, 2003 until December 1, 2003, the Company and Mr. Kennedy agreed orally to reduce his salary to an annual rate of $125,000. Effective August 1, 2004, Mr. Kennedy's salary was increased to $185,000 per annum.

     Kenneth L. Shirley. Pursuant to the terms of an Agreement, dated as of December 1, 2003, between Kenneth Shirley and Ventures National Incorporated, Mr. Shirley receives a salary equal to $200,000 per annum and received immediately 250,000 warrants to purchase common stock at $0.77 per share. Upon his promotion from Chief Operating Officer to Chief Executive Officer effective January 31, 2004, Mr. Shirley received an additional 250,000 warrants to purchase common stock at $0.77 per share. All 500,000 warrants were repriced on May 3, 2004 to $0.40 per share. The agreement provides for a 2-year term subject to earlier termination by either party. In the event that Mr. Shirley's employment is terminated without cause, Mr. Shirley is entitled to receive a lump sum payment of $20,000 and continued employee benefits for a period of thirty days after such termination..

Director Compensation

     During the years ended August 31, 2004, 2003 and 2002 and as of the date of this report, directors received no compensation for their services, except as follows:

     (i) On December 18, 2002, we granted two options, each to purchase 50,000 shares (an aggregate of 100,000 shares) of common stock having an exercise price of $1.50 per share and an expiration date of December 18, 2007, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, to Messrs. Robert Weisberg and Gregory Jacobs, former Directors;

     (ii) On December 18, 2002, we granted options to purchase 50,000 shares of its common stock to David Marks having an exercise price of $1.50 per share and an expiration date of December 18, 2007, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant;

     (iii) On April 22, 2003, we issued Mr. Lawrence McFall 15,000 shares of common stock in exchange for services performed by Mr. McFall. Mr. McFall resigned as a Director on April 30, 2003;

     (iv) On July 24, 2003, we granted options to purchase up to 50,000 shares of common stock to Lawrence McFall, Joel Gold, Robert E. Ciri and James E. Patty at an exercise price of $0.75 and an expiration date of July 24, 2008, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, for services as past or current directors;

     (v) On January 2, 2004, we granted two options, each to purchase 50,000 shares (an aggregate of 100,000 shares) of common stock having an exercise price of $0.58 per share and an expiration date of January 2, 2009, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, to Messrs. David Marks and Kenneth Shirley;

     (vi) On February 9, 2004, we granted an option to purchase 50,000 shares of common stock having an exercise price of $0.57 per share and an expiration date of February 9, 2009, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, to Messr. J. Frank Martin upon his election to the Board.

     Effective May 3, 2004, the Board cancelled all options that were granted to the prior board members due to the Directors Stock Option requiring services for at least a one-year period of time and also repriced the options granted on December 18, 2002 to David Marks to $0.79 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of August 31, 2004 with respect to the beneficial ownership of the outstanding shares of our common stock by (i) each person known by us to beneficially own five percent (5%) or more of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Class Beneficially Owned (1)
Kenneth L. Shirley	500,000	(2)	1.98%
c/o Ventures-National Incorporated
44358 Old Warm Springs Boulevard
Fremont, California 94538

David M. Marks	12,835,602	(3)	51.91%
c/o Ventures-National Incorporated
44358 Old Warm Springs Boulevard
Fremont, California 94538

J. Frank Martin	10,000		*
c/o Ventures-National Incorporated
44358 Old Warm Springs Boulevard
Fremont, California 94538

Richard Berger	5,000	(4)	*
c/o Ventures-National Incorporated
44358 Old Warm Springs Boulevard
Fremont, California 94538

Daniel D. Guimond	52,500	(5)	*
c/o Ventures-National Incorporated
44358 Old Warm Springs Boulevard
Fremont, California 94538

Stephen S. Kennedy	410,000	(6)	1.64%
c/o Ventures-National Incorporated
44358 Old Warm Springs Boulevard
Fremont, California 94538

All Officers and Directors	13,813,102	(7)	53.89%
as a group (6 persons)

Irrevocable Children’s Trust	10,969,522		44.41%
1818 North Falwell Avenue
Milwaukee, WI 53202

* Less than 1.0%

(1)	Applicable percentage of ownership is based on 24,699,305 shares of common stock outstanding as of August 31, 2004, together with securities exercisable or convertible into shares of common stock within 60 days of August 31, 2004 for each stockholder, as applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 31, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of 500,000 shares issuable upon exercise of currently exercisable warrants.

(3)	Includes (i) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (ii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iii) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (iv) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (v) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vi) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (vii) 100,000 shares held by Mr. Marks; and (viii) 25,000 shares of common stock issuable to Mr. Marks upon exercise of currently exercisable options. Mr. Marks is a trustee with sole dispositive power over the shares of Common Stock held by ICT, ICT2 and Ohio Investors. ICT became the direct holder of 2,321,296 shares and 668,000 shares upon the distribution on April 13, 2003 of the holdings of Ohio Investors and SVPC Partners, LLC, respectively, each of which entities was formerly controlled by ICT. ICT2 received its shares upon distributions by the same entities in which it held an interest. These distributions did not impact the net beneficial ownership of Mr. Marks. Each of Phoenix Trust, Phoenix Investors and Forest Home is controlled by ICT.

(4)	Consists of 5,000 shares issuable upon the exercise of currently exercisable options.

(5)	Includes 42,500 issuable upon the exercise of currently exercisable options.

(6)	Includes 360,000 issuable upon the exercise of currently exercisable options.

(7)	Includes (i) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (ii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iii) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (iv) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (v) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vi) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (vii) 100,000 shares held by Mr. Marks; (viii) 10,000 shares held by Mr. Martin (ix) 10,000 shares held by Mr. Guimond and (x) 932,500 shares of common stock issuable upon exercise of currently exercisable warrants and options. Mr. Marks is a trustee with sole dispositive power over the shares of Common Stock held by ICT, ICT2 and Ohio Investors. ICT became the direct holder of 2,321,296 shares and 668,000 shares upon the distribution on April 13, 2003 of the holdings of Ohio Investors and SVPC Partners, LLC, respectively, each of which entities was formerly controlled by ICT. ICT2 received its shares upon distributions by the same entities in which it held an interest. These distributions did not impact the net beneficial ownership of Mr. Marks. Each of Phoenix Trust, Phoenix Investors and Forest Home is controlled by ICT.

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

     Our prior manufacturing facility in Santa Clara, California was leased by us on a month-to-month basis at a rate of $12,500 per month from Ohio Investors of Wisconsin, a related party. During the fiscal year ended August 31, 2004, we settled an outstanding amount for unpaid rent for $120,000. We also settled the dimunition value of the property for $250,000.

     In February 2003, we paid a consulting fee in the amount of $10,000 to Phoenix Investors LLC, a company controlled by David M. Marks, our Director, for services rendered on behalf of the Company. During the fiscal year ended August 31, 2004, we settled this consulting contract for $108,000.

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

     On July 24, 2003 we granted options to purchase 50,000 shares of our common stock to Mr. Robert E. Ciri, Mr. Lawrence McFall, Mr. Joel Gold and Mr. James E. Patty for a total of 200,000 shares having an exercise price of $0.75 per share and an expiration date of July 24, 2008, 100% vested on the date of grant. These were herby cancelled in May 2004.

     On July 24, 2003, Irrevocable Children's Trust issued warrants to purchase 500,000 shares of common stock to SBI-USA on behalf of the Company, which such warrants have an exercise price of $0.38 per share, which expire on July 24, 2004.

     On July 29, 2003, Irrevocable Children's Trust issued warrants to purchase 1,000,000 shares of common stock to each of Robert E. Ciri, our Chairman and Chief Executive Officer and a Director, and Andrew J. Glashow, our President and a Director, each having an exercise price of $0.50 per share, which expire on July 29, 2006. During fiscal year 2004, this was settled as part of final settlement agreements with Messrs. Ciri and Glashow; wherby the Trust paid them $120,000 and the Company paid them $50,000 for a total payout of $170,000.

     On August 18, 2003, Irrevocable Children's Trust granted 150,000 shares of common stock to Trilogy Capital Partners Inc. on behalf of the Company pursuant to a Consulting Agreement between the Company, Trilogy Capital Partners Inc. and Irrevocable Children's Trust dated as of August 18, 2003.

PART IV
ITEM 13. EXHIBITS

     Copies of all exhibits to this Form 10-KSB (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to Daniel Guimond, Chief Financial Officer, Ventures-National Incorporated, 2 Industrial Way, Amesbury, MA 01913.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Ventures-National Incorporated, as amended. (1)

3.2	By-Laws of Ventures-National Incorporated, as amended (1)

10.1	Employment Agreement dated as of August 12, 2002 by and between Titan PCB West, Inc. and Stephen Saul Kennedy

10.2	2002 Stock Option Plan (2)

10.3	2002 Stock Option Plan for Non-Employee Directors as amended (2)

10.4	Lease dated 6th of August 2002 by and between SVPC Partners, LLC and Titan PCB West, Inc. (5)

10.5	Secured Party’s Bill of Sale dated February 27, 2003 (3)

10.6	Stock Purchase Agreement, dated as of March 5, 2003, among Howard Doane, Titan PCB East, Inc. and Ventures-National Incorporated (4)

10.7	Acknowledgment of Assignment dated March 5, 2003 among the Registrant, Titan PCB East, Inc. and Coesen Inc. Inc. (4)

10.8	Stockholders Agreement dated March 5, 2003 among Coesen Inc. Inc., Howard Doane, Joseph Thoman and Alfred Covino (4)

10.9	Sublease dated July 26, 2002 among Tyco Printed Circuit Group LP, Titan PCB West, Inc. and SVPC Partners, LLC and Phoenix Business Trust (5)

10.10	Convertible Term Note dated November 20, 2003 issued to Laurus Master Fund Master Fund, Ltd. (6)

10.11	Common Stock Purchase Warrant of Ventures-National Incorporated dated November 20, 2003 issued to Laurus Master Fund, Ltd. (6)

10.12	Registration Rights Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (6)

10.13	Securities Purchase Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (6)

10.14	Security Letter Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund. (6)

10.15	Subsidiary Security Agreement dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West, Inc. (6)

10.16	Subsidiary Guaranty dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West,Inc. (6)

10.17	Stock Pledge Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (6)

10.18	Registration Rights Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (6)

10.19	Common Stock Purchase Warrant dated November 20, 2003 issued by Ventures-National Incorporated and Laurus Master Fund, Ltd. (6)

10.20	Secured Convertible Minimum Borrowing Note dated November 20, 2003 issued by Ventures-National Incorporated to Laurus Master Fund, Ltd. (6)

10.21	Secured Revolving Note dated November 20, 2003 issued by Ventures-National Incorporated in favor of Laurus Master Fund, Ltd. (6)

10.22	Security Agreement dated as of November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (6)

10.23	Amendment No. 1 to Convertible Term Note of Ventures-National Incorporated dba Titan General Holdings, Inc., dated January 8, 2004, between us and Laurus Master Fund, Ltd. (7)

10.24	Waiver letter, dated January 8, 2004, from Laurus Master Fund, Ltd. to us. (7)

10.25	Amendment No. 1 to Robert Ciri Separation Agreement (8)

10.26	Amendment No. 2 to Andrew Glashow Separation Agreement (8)

10.27	Form of 10% Convertible Notes issued (8)

10.28	Lease between HD Realty Trust and Titan PCB East, Inc. dated March 1, 2004 (8)

10.29	Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated March 30, 2004 (9)

10.30	Convertible Note with Laurus Master Fund, dated March 30, 2004 (9)

10.31	Securities Purchase Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)

10.32	Parent Security Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)

10.33	Subsidiary Security Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)

10.34	Registration Rights Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)

10.35	Guaranty Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)

10.36	Escrow Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)

10.37	Amended and Restated Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated June 29, 2004. (9)

10.38	Amended and Restated Convertible Note with Laurus Master Fund, dated June 29, 2004.(9)

10.39	Amendment No. 1 to Registration Rights Agreement, dated as of June 29, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)

10.40	Escrow Agreement, dated as of June 29, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd (9)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Wolf and Company, P.C. (filed herewith)

23.2	Consent of Stonefield Josephson, Inc. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(1)	Previously filed and incorporated herein by reference to our Annual Report on Form 10-KSB, dated September 29, 2000. (Filing number: 002-98075-D)
(2)	Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number: 333-102697)
(3)	Previously filed and incorporated herein by reference to our Current Report on Form 8-K, dated February 27, 2003 filed March 3, 2003. (Filing number: 000-32847)
(4)	Previously filed and incorporated herein by reference to our Current Report on Form 8-K, filed March 11, 2003. (Filing number: 000-32847)
(5)	Previously filed and incorporated herein by reference to the SB-2 registration statement effective April 10, 2003 (Filing number: 000-32847)
(6)	Previously filed and incorporated herein by reference to our 10-KSB Annual Report filed December 10, 2003 (FIR No.: 000-32547)
(7)	Previously filed and incorporated herein by reference to SB-2/A filed February 11, 2004 (Filing number: 333-112362)
(8)	Previously filed and incorporated herein by reference to our 10-QSB Quarterly Report field July 7, 2004 (FIR No. 000-32847)
(9)	Previously filed and incorporated herein by reference to SB-2 filed August 6, 2004 (Filing number: 333-117978)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by Wolf & Company, P.C. for professional services rendered for the fiscal year ended August 31, 2004 and by Stonefield Josephson, Inc., our former independent auditors, for professional services rendered during fiscal years 2004 and 2003:

	Wolf & Company, P.C.	Stonefield Josephson, Inc.

Fee Category	Fiscal 2004 Fees	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit - Fees (1)	$65,000	$33,457	$78,475
Audit-Related Fees (2)	—	24,572	—
Tax Fees (3)	—	5,570	6,550
All Other Fees (4)	—	1,025	2,693

Total Fees	$65,000	$64,624	$87,768

(1) Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended August 31, 2004 and 2003.

(2) Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”. These fees include review of registration statements and participation at meetings of the board of directors and audit committees.

(3) Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advise and tax planning..

(4) All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

     The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence

SIGNATURES

     In accordance with the requirements of the Securities Act, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing this Amendment to its Registration Statement on Form SB-2 and authorized this registration Statement to be signed on our behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 14th day of December 2004.

VENTURES-NATIONAL INCORPORATED
/s/ Kenneth Shirley
By: Kenneth Shirley, Chief Executive Officer,
President and Director
(Principal Executive Officer)
/s/ Daniel Guimond
By: Daniel Guimond, Chief Financial Officer
(Principal Financial and Accounting Officer)

     In accordance with the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Shirley	Director, Chief Executive Officer and	December 14, 2004
Kenneth Shirley	President

/s/ David Marks	Director	December 14, 2004
David Marks

/s/ J. Frank Martin	Director	December 14, 2004
J. Frank Martin