Form 10QSB
period 2004-11-30
VENTURES NATIONAL INC
filed 2005-01-14
CIK 770471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the period ______________ to_____________

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

Number of shares of common stock, $0.001 par value, outstanding at January 1, 2005: 24,749,305

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)

FORM 10-QSB

FOR THE QUARTER ENDED

NOVEMBER 30, 2004

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

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET

NOVEMBER 30, 2004
(In thousands)
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$343
Accounts receivable, net of reserves of $70	2,786
Inventory, net	542
Prepaid expenses and other current assets	150
Total current assets	3,821
Equipment and improvements, net	2,619
Intangible assets, net	19
Capitalized loan fees, net	313
Other assets	154
Total assets	$6,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt, net of discounts of $2,760	$752
Line of credit, net of discounts of $2,047	323
Short term debt, net of discounts of $317	272
Accounts payable - trade	1,345
Accrued liabilities	961
Total current liabilities	3,653
Long-term liabilities	-
Total liabilities	3,653
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 950,000,000 shares
authorized, 24,749,305 shares issued and outstanding	25
Additional paid-in capital	20,586
Deferred compensation	(119)
Accumulated deficit	(17,219)
Total stockholders' equity	3,273
Total liabilities and stockholders' equity	$6,926

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	11/30/04	11/30/03

Sales	$3,873	$3,482
Cost of sales	3,956	3,101
Gross profit (loss)	(83)	381

Operating expenses:
Sales and marketing	404	343
General and administrative expenses
(Including non-cash of $78 and $486)	622	1,128
Loss from operations	(1,109)	(1,090)

Other income (expenses):
Interest expense (Including non-cash of $335 and $414)	(500)	(692)
Miscellaneous	1	201

Loss before income taxes	(1,608)	(1,581)
Provision for income taxes	-	-
Net loss	$(1,608)	$(1,581)

Net loss per share:
Basic and Diluted	$(0.07)	$(0.10)

Weighted average number of shares outstanding:
Basic and Diluted	24,736,668	15,823,899

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months Ended

	11/30/04	11/30/03

Cash flows from operating activities:
Net loss	$(1,608)	$(1,581)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash interest paid in common stock	20	548
Amortization of deferred compensation	78	485
Non-cash interest expense related to
amortization of debt discounts	315	85
Accrued expenses to be converted to notes payable	-	168
Depreciation and amortization	221	146
Gain on debt extinguishment	-	(349)
Changes in operating assets and liabilities:
Accounts receivable	110	(786)
Inventory	(6)	(88)
Prepaid expenses and other current assets	(85)	7
Other assets	38	(1)
Accounts payable	259	(137)
Accrued liabilities	236	(140)
Net cash used in operating activities	(422)	(1,643)

Cash flows from investing activities:
Capital expenditures	(36)	(104)
Net cash used in investing activities	(36)	(104)

Cash flows from financing activities:
Borrowings on line of credit, net of loan cost	48	1,696
Borrowings on long-term debt, net of loan cost	-	1,993
Proceeds from issuance of note payable to related parties	300	-
Proceeds from issuance of common stock	-	667
Payments of long-term debt	(304)	(412)
Payments of short-term debt	(40)	-
Payments of capital lease obligations	-	(85)
Payments on former lines of credit	-	(1,352)
Net cash provided by financing activities	4	1,764
Net (decrease) increase in cash	(454)	17
Cash and cash equivalents at beginning of period	797	97
Cash and cash equivalents at end of period	$343	$114
Supplemental disclosure of cash flow information:
Interest paid	$130	$147
Income tax paid	$-	$-
Non cash activities:
Issuance of common stock to pay off loans	$-	$98
Issuance of common stock to pay accrued interest	$20	$-

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2004 as filed with the Securities and Exchange Commission on December 14, 2004. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2004, Titan had working capital of $168 and an accumulated deficit of $17,219. Through November 30, 2004, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 30, 2004, the Company's Board of Directors formed a strategic committee to investigate the possible sale or merger of the business appointing Kenneth Shirley, our former President and CEO, as chairman of this committee.

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

Note 2. Loss Per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not antidilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of November 30, 2004, Titan had common stock equivalents of approximately 5,140,000 shares related to the options and warrants and approximately 19,580,000 shares related to shares to be issued upon conversion on the convertible debt.

Note 3 Inventory

Inventory consisted of the following:

11/30/04
Raw materials and finished subassemblies	$295
Work in process	283
Finished goods	45
623
Less inventory reserves	81
Total	$542

Note 4. Notes Payable - Related Party

On November 30, 2004, the Company entered into a 10% $1,000 note agreement with Mr. Frank Crivello (the "Crivello Note"); whereby, Mr. Crivello will loan the Company up to a total of $1,000 convertible at $0.12/share with a maturity date of January 31, 2005. This note can be extended with the approval of both parties. On November 30, 2004, the Company received the first installment on this note of $300 when the stock price was $0.30/share; therefore the Company determined that there was a beneficial conversion feature in the amount of $300. This was recorded as additional paid in capital and a discount on the note payable. The discount will be amortized to interest expense over the term of the loan.

Note 5. Laurus Note

During the quarter ended November 30, 2004, Laurus Master Fund LTD ("Laurus") converted $20 of interest expense into 50,000 shares of common stock, waived the interest ratchet for the Crivello Note and extended the Company's principal payments on its term loans for a period of six months. Laurus also opted not to waive the Company's default of its loan covenants requiring the Company to carry all of its debt with Laurus as current.

Note 6. Proforma Loss under FASB 148

The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. During the three month periods ended November 30, 2004 and 2003, the Company recognized compensation expense of $12 and $9, respectively related to the amorization of stock option grants to employees.

During the three month periods ended November 30, 2004 and 2003, compensation expense recognized under SFAS 123 approximated that recognized under APB 25.

Note 7. Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Titan's business, financial condition and results of operations.

Note 8. Convertible Notes

In the prior fiscal year, the Company issued convertible notes to private parties for cash infusions into the Company. These notes were issued as convertible notes with a conversion price of $0.32 per share and carry an interest rate of 10% per annum with an expiration date of December 31, 2004. During the quarter, the Company received extensions from these lenders extending the due date 90 days.

Note 9. Gain on Extinquishment of Debt

    During the quarter ended November 30, 2003, the Company settled an unpaid capital lease obligation with a gain of approximately $349 which is included  in miscellaneous income in the accompanying condensed consolidated statements of operations.

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

Overview
A detailed overview of our business and history is set forth in our Annual Report on Form 10-KSB for the year ended August 31, 2004, to which overview we make reference.

Summary Corporate Background

We are a fabrication service provider of time sensitive, high tech, prototype and pre-production PCBs. We provide time-critical, PCB manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our prototype PCBs serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. Our focus is on niche PCBs consisting of complex, high layer count, fine-lines and high-performance materials with capabilities to deliver in 24 hours, at premium pricing, as compared to standard 14 day lead time.

Our wholly-owned subsidiary Titan PCB West ("Titan") was incorporated on March 27, 2001. On August 30, 2002, we acquired Titan through the merger of Titan EMS Acquisition Corp. with and into Titan. In connection with the Merger, the stockholders of Titan received shares of our common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan was the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated, the historical financial statements of Titan became our historical financial statements after the Merger.

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

Plan of Operations

Our business strategy is to:

•	target potential customers and industries needing prototype boards with required turnaround times of between 24 hours and the industry standard 10-days as well as preproduction needs requiring numerous types of materials;
•	aggressively market specialty manufacturing services for time sensitive, high-tech prototype and pre-production PCBs to the high technology industry and cater to customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface whether for production or research and development;
•	expand our services to include flexible circuits and rigid-flex combinations in order to diversify sources of sales;
•	expand our sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex process available;
•	acquire and integrate strategic assets of companies producing time sensitive, high tech prototype and pre-production PCBs with other unique customers, technology or processes in order to accelerate entry into our target market; and
•	acquire manufacturing facilities that have military certification and achieve military certification for our current facilities.
•	develop and continuously improve fabrication and sales processes in order to improve margins and competitive pricing.

We plan to add and are in the process of adding additional independent sales representatives to extend our selling capacity. Commission costs therefore will fluctuate depending on the origin of sales orders with our internal sales team or our independent sales representative organization. We also plan to increase our marketing expenditures. There are no assurances that additional independent sales representatives or increased marketing expenditures will increase our sales.

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

Sales

We recognize sales upon shipment to our customers. We record net sales as our gross sales less an allowance for returns. At November 30, 2004, we had approximately 320 customers. We provide our customers a limited right of returns for defective PCBs and record an allowance against gross sales for estimated returns at the time of sale based on our historical results. Because our customers quickly test the PCBs we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At November 30, 2004, we provided an allowance against accounts receivable for returns of $10,000. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

We expect sales to grow as we develop our reputation in our target market. Additional acquisitions will also increase sales as well as cause disruption as facilities, employees, and processes are integrated. We expect these fluctuations to be relatively short lived while expecting the sales growth to be more permanent with the variable of market demand as a condition.

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

Through the time of our acquisition of EMC, the Company's primary source of sales were from rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCB's to the electronics industry at a competitive price. Following this acquisition, Titan receives sales from customers who need rigid-flex and flex bare-board manufacturing that provide time sensitive, high technology, and superior quality PCBs. In addition, after an initial inspection and certification period, Titan intends to expand its sales focus to the military market place, which includes those vendors supplying the U.S. military with products in our target market.

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

Based upon our plan of operations, we anticipate that our cost of sales will increase as our sales increase, but that cost of sales as a percentage of net sales shall generally decrease as our sales increase. We believe that the amount of the decrease of this percentage over the next several fiscal periods will be dependent in large part upon the source of the increase in sales. For example, an increase in our penetration in the existing market for our goods and services will permit us to increase sales at a low cost in part by causing us to utilize a greater portion of our existing manufacturing capacity, an expense which we already incur. On the other hand, an increase in our sales attributable to our offering a greater portfolio of products including much more complex products and services may result in less of a decrease in such percentage as such activities may initially be less efficient than our existing operations.

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

Operating Expenses

Our operating expenses for the three month periods ended November 30, 2004 and 2003 are comprised of costs for sales and marketing, general and administrative.

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

Interest Expense

Interest expense, including finance charges, relates primarily to an accounts receivable line of credit with Laurus Master Fund, Ltd., term loans with Laurus, and the associated amortization of discounts on convertible debt with Laurus and others. We expect interest expense to fluctuate based on the timing of borrowings under our lines of credit.

Results of Operations

The following table sets forth statement of operations data for the three month periods ended November 30, 2004 and 2003 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended
	11/30/04	11/30/03
Net sales	100.0%	100.0%
Cost of sales	102.1	89.0
Gross profit/(loss)	(2.1)	11.0

Operating expenses:
Sales and marketing	10.4	9.9
General and administrative	16.1	32.4
Total operating expenses	26.5	42.3

Operating loss	(28.6)	(31.3)
Interest expense	(12.9)	(19.9)
Miscellaneous	0.0	5.8
Net loss	(41.5)	(45.4)

Three Months Ended November 30, 2004 Compared to the Three Months Ended November 30, 2003.

Net Sales

Net sales increased by $391,000 or 11.2% from $3,482,000 in the three months ended November 30, 2003 to $3,873,000 in the three months ended November 30, 2004. This increase resulted primarily from the 33.4% additional sales achieved in our West operation offset by the 18.6% decrease in sales in our East operation. The Company's East operation is experiencing a reduction in sales as sales efforts are being spent on long-term military contracts due to the new military P31032 specification. Military contracts materialize slowly but when they materialize remain solid for a long span of time and at which time are expected to greatly increase the sales in the Company's East operation.

Cost of Sales

Cost of sales increased $855,000, or 27.8%, from $3,101,000 in the three months ended November 30, 2003 to $3,956,000 in the three months ended November 30, 2004. As a percentage of sales, these costs increased from 89.1% in the three months ended November 30, 2003 to 102.1% in the three months ended November 30, 2004. The increase in cost of sales % resulted from: a greater number of qualification boards built to the new military specifications which should result in future orders; additional facility related costs as production is increased; and additional costs of outside services utilized as our manufacturing has become more difficult.

Gross Profit (Loss)

Gross profit decreased by $464,000 or 121.8%, from $381,000 in the three months ended November 30, 2003 to a loss of $83,000 in the three months ended November 30, 2004. The decrease in gross profit resulted primarily from a 2.1% decrease in direct margin combined with the higher costs mentioned above.

Operating Expenses

Sales and marketing expenses increased $61,000 from $343,000 in the three months ended November 30, 2003 to $404,000 in the three months ended November 30, 2004 and as a percentage of sales increased from 9.8% of sales in the quarter ended November 30, 2003 to 10.4% of sales in the quarter ended November 30, 2004. This was primarily due to the Company utilizing more outside representatives with commissions being paid and an increase in the traveling of our current sales staff.

General and administrative expenses decreased by $506,000 or 44.9%, from $1,128,000 in the three months ended November 30, 2003 to $622,000 in the three months ended November 30, 2004. The decrease was due in major part to the lower amortization of deferred compensation and stock issuances for professional fees issued in the prior fiscal year.

Interest Expense

Interest expense decreased by $192,000, or 27.7%, from interest expense of $692,000 in the three months ended November 30, 2003 to $500,000 in the three months ended November 30, 2004 and as a percentage of sales, interest expense decreased from 19.9% in the three months ended November 30, 2003 to 12.9% in the three months ended November 30, 2004. In the three months ended November 30, 2003, interest expense related primarily to interest expense on a 60 day note which carried a 10% premium and the issuance of 600,000 shares of stock. In the three months ended November 30, 2004, interest expense related mainly to the amortization of loan discounts associated with our Laurus convertible debt and other convertible debt the Company has issued.

Miscellaneous

Miscellaneous income decreased $200,000 from $201,000 in the three months ended November 30, 2003 to $1,000 in the three months ended November 30, 2004. In the three months ended November 30, 2003, the Company paid off a capitalized lease obligation that was on the books for $434,000 for $85,000 recording a $349,000 gain offset by the penalties incurred upon the early payoff of various debt obligations upon the closing of the Laurus transaction.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by Laurus and an infusion of capital from our largest shareholder. Our principal uses of cash have been for operations, to meet debt service requirements, and to finance capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

We will require additional financing in order to implement our business plan. We currently anticipate capital expenditures of at least $1.0 million during the next 12 months. If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. Particularly in light of our limited operating history and losses incurred, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our common stock may experience substantial dilution. In addition, as our results may be negatively impacted and thus delayed as a result of political and economic factors beyond our control, including the potential war in the Middle East and its impact on the high technology market and the economy in general, our capital requirements may increase.

The consolidated financial statements included in the accompaying Form 10QSB have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2004, Titan had working capital of $168 and an accumulated deficit of $17,219. Through November 30, 2004, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management anticipates sales to grow as a result of additional products offered to its customers after the move to its new facility. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In the three months ended November 30, 2004, net cash used by operations was $422,000 while in the three months ended November 30, 2003 cash used in operating activities was $1,643,000, a decrease of $1,221,000. This decrease was primarily the result of our accounts receivable leveling off as well as the extension of payables and accruals due an immediate cash shortage.

In the three months ended November 30, 2004, we utilized $36,000 for the purchase of fixed assets compared to $104,000 used for the purchase of fixed assets in the three months ended November 30, 2003, a decrease of $68,000, or 65.4%. As we achieve positive operating cash flow, we expect our spending on capital expenditures to increase during the fourth quarter of this fiscal year.

On November 30, 2004, we entered into a 10% Convertible Promissory Note with Mr. Frank Crivello, a related party. This note is convertible into the Company's Common Stock at $0.12/share, expires on January 31, 2005 but can be extended by agreement from both parties. We have initially borrowed $300,000 with the ability to borrow up to $1,000,000. Since the fair market value of our stock on such date was $0.30 we have recorded a beneficial conversion feature which was limited to the amount borrowed. This beneficial conversion feature was recorded as additional paid in capital and as a discount on the debt. This discount will be amortized as interest expense over the term of the debt.

On November 30, 2004, the Company's board of directors formed a strategic committee to explore the sale or merger of the Company and appointed Kenneth Shirley, our former President and CEO, the chairman of this committee.

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

We have interest rate risk in our long-term debt since the interest rate charged by Laurus is prime plus 3% but at the present do not enter into interest rate swap agreements to guard against any fluctuation in the prime rate.

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

Contractual Obligations

The following table presents the Company's contractual obligations as of November 30, 2004 for the remaining of this fiscal year as well as over the next five fiscal years. The Company does not have any contractual obligations that extend beyond five fiscal years:

	Payment by period
		During
		current
Contractual Obligations	Amount	fiscal year	1 - 3 years	4 - 5 years
Employment agreements	$577,500	$161,250	$416,250	$-
Short-term debt	485,000	485,000	-	-
Long-term debt	3,595,416	3,595,416	-	-
Revolving line of credit	2,370,461	2,370,461	-	-
Operating leases	2,950,367	543,962	2,058,211	348,194
Total Contractual Obligations	$9,978,744	$7,156,089	$2,474,461	$348,194

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

Inventory Valuation Our policy is to value raw material inventories at the lower of cost or market on a part-by-part basis on a first in first out basis ("FIFO") . We also value work-in-process and finished goods at the lower of cost or market utilizing a standard cost system which management believes approximates cost on a FIFO basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

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

Stock-based compensation. We record stock-based compensation to outside consultants at a fair market value in general and administrative expense. We do not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. We report pro-forma net loss and loss per share in accordance with the requirements of SFAS 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method. Pro-forma information is calculated using the Black-Scholes pricing method at the date of the grant. This option valuation model requires input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures As of November 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Change in Internal Controls There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

PART II

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are currently in default of our secured convertible notes, dated as of November 30, 2003 and as of March 30, 2004 and amended on June 29, 2004, issued by us to Laurus Master Fund, Ltd. Pursuant to the secured convertible notes we issued to Laurus Master Fund, we covenanted to keep all of our debts as current. We are currently delinquent in our payment of payroll taxes for the months of November and December 2004 in the amount of approximately $200,000. Laurus has verbally agreed to extend the payment of principal under the secured convertible notes, in the amount of approximately $140,000 per month, for six months, starting December 1, 2004. During the six-month forbearance, we will continue to pay interest to Laurus Master Fund.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

VENTURES-NATIONAL INCORPORATED
(Registrant)

Dated: January 14, 2005	/s/ Curtis Okumura

President and CEO
(Principal Executive Officer)

/s/ Daniel Guimond
Daniel Guimond
Chief Financial Officer
(Principal Financial Officer)

