Form 10QSB
period 2005-02-28
VENTURES NATIONAL INC
filed 2005-04-14
CIK 770471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended February 28, 2005

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

Registrant’s Telephone Number (including area code): (510) 824-1200

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

    Number of shares of common stock, $0.001 par value, outstanding at April 1, 2005: 24,749,305 shares.

VENTURES-NATIONAL INCORPORATED (dba TITAN GENERAL HOLDINGS, INC.) TABLE OF CONTENTS

Page

PART I.   FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Controls and Procedures
3 11 21

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Item 2.  Unregistered sales of equity securities and use of proceeds
Item 3.  Defaults upon senior securities
Item 4.  Submission of matters to a vote of security holders
Item 5.  Other information
Item 6.  Exhibits
22 22 22 22 22 22
Signatures	23

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)

FORM 10-QSB

FOR THE QUARTER ENDED

FEBRUARY 28, 2005

FORWARD-LOOKING INFORMATION

    Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of Ventures-National Incorporated (the “Company”) are “forward-looking” statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service, dependence upon key personnel and the like. The Company’s most recent filings with the Securities and Exchange Commission, including Form 10-KSB, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

 VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2005
(In thousands)
(Unaudited)

 ASSETS

Current assets:
Cash and cash equivalents	$361
Accounts receivable (net of reserves of $73)	2,290
Inventory, net	560
Prepaid expenses and other current assets	86
Total current assets	3,937
Equipment and improvements, net	2,471
Intangible , net	13
Capitalized loan fees, net	255
Other assets	152
Total assets	$6,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt, net of discounts of $2,590	$922
Line of credit, net of discounts of $1,962	251
Short term debt	868
Accounts payable - trade	1,390
Accrued liabilities	1,277
Total current liabilities	4,708
Long-term liabilities	-
Total liabilities	4,708
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 950,000,000 shares
authorized, 24,749,305 shares issued and outstanding	25
Additional paid-in capital	20,789
Deferred compensation	(66)
Accumulated deficit	(18,628)
Total stockholders’ equity	2,120
Total liabilities and stockholders’ equity	$6,828

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
(Unaudited)

Three Months Ended Six Months Ended

	02/28/05	02/29/04	02/28/05	02/29/04

Sales	$3,985	$3,766	$7,858	$7,249
Cost of sales	3,534	3,518	7,490	6,619
Gross profit	451	248	368	630

Operating expenses:
Sales and marketing	398	352	802	695
General and administrative expenses
(Including non-cash of $53, $979, $131 and $1,727)	496	2,086	1,118	3,216
Loss from operations	(443)	(2,190)	(1,552)	(3,281)

Other income (expenses):
Interest expense
(Including non-cash of $832, $113, $1,225 and $527)	(967)	(228)	(1,467)	(920)
Miscellaneous	1	-	2	201

Loss before income taxes	(1,409)	(2,418)	(3,017)	(4,000)
Provision for income taxes	-	-	-	-
Net loss	$(1,409)	$(2,418)	$(3,017)	$(4,000)

Net loss per share:
Basic and Diluted	$(0.06)	$(0.14)	$(0.12)	$(0.25)

Weighted average number
of shares outstanding:
Basic and Diluted	24,749,305	16,783,860	24,742,951	16,315,504

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended
	02/28/05	02/29/04
Cash flows from operating activities:
Net loss	$(3,017)	$(4,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash interest paid in common stock	20	-
Amortization of deferred compensation	131	1,455
Stock issued for services	-	272
Non-cash interest expense related
to amortization of debt discounts and bank fees	1,205	561
Accrued expenses to be converted to notes payable	-	418
Depreciation and amortization	326	330
Gain on debt extinguishment	-	(349)
Changes in operating assets and liabilities:
Accounts receivable	(34)	(981)
Inventory	(24)	(112)
Prepaid expenses and other current assets	8	(58)
Other assets	39	(1)
Accounts payable	355	78
Accrued liabilities	524	(67)
Net cash used in operating activities	(467)	(2,454)

Cash flows from investing activities:
Capital expenditures	(45)	(173)
Net cash used in investing activities	(45)	(173)

Cash flows from financing activities:
Borrowings/repayments on line of credit, net	(109)	2,336
Borrowings on long-term debt, net of loan cost	-	1,993
Proceeds from issuance of note payable to related parties	583	247
Proceeds from issuance of common stock	-	667
Payments of long-term debt	(305)	(468)
Payments of short-term debt	(93)	(2)
Payments of capital lease obligations	-	(85)
Payments to related parties	-	(743)
Payments on former lines of credit	-	(1,352)
Net cash provided by financing activities	76	2,593

Net decrease in cash	(436)	(34)
Cash and cash equivalents at beginning of period	797	97
Cash and cash equivalents at end of period	$361	$63

Supplemental disclosure of cash flow information:
Interest paid	$242	$220
Income tax paid	$-	$-

Non cash activities:
Issuance of common stock to pay accrued interest	$20	$-
Issuance of common stock for consulting fees	$-	$2,264
Issuance of common stock for debt conversion	$-	$98
Accounts payable converted to short term debt	$51	$-

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Note 1. Basis of Presentation and Nature of Business Operations

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Ventures-National Incorporated, doing business as Titan General Holdings, Inc. (“Titan” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of Titan for the periods presented.

    These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2004 as filed with the Securities and Exchange Commission on December 14, 2004. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2005, Titan had a working capital deficit of $771 and an accumulated deficit of $18,628. Through February 28, 2005, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to borrow and issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the private equity financing and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    On November 30, 2004, the Company’s Board of Directors formed a strategic committee to investigate the possible sale or merger of the business and appointed Kenneth Shirley as chairman of this committee. This committee is still in existence but Ken Shirley is no longer chairman.

    The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Business

    We are a fabrication service provider of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards (“PCBs”) providing time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers through our wholly-owned subsidiaries Titan PCB West, Inc. and Titan PCB East, Inc. Our prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

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

Note 2. Loss Per Common Share

    In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not antidilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of February 28, 2005, Titan had common stock equivalents of approximately 5,140,000 shares related to the options and warrants and approximately 20,005,000 shares related to shares to be issued upon conversion on the convertible debt.

Note 3.  Inventory

Inventory consisted of the following:

02/28/05

Raw materials and finished subassemblies	$337
Work in process	255
Finished goods	48
640
Less inventory reserves	80
Total	$560

Note 4. Note Payable - Related Party

    On November 30, 2004, the Company entered into a 10% $1,000 note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello will loan the Company up to a total of $1,000 convertible at $0.12/share with a maturity date of January 31, 2005. This note can be extended with the approval of both parties. On November 30, 2004, the Company received the first installment on this note of $300 when the stock price was $0.30/share; therefore the Company determined that there was a beneficial conversion feature in the amount of $300. During the quarter ended February 28, 2005, the Company received further installments totaling $283, net of a $50 repayment of a prior note payable to Mr. Crivello (see Note 8), when the stock was at varying prices from $0.15 to $0.22; therefore the Company determined that there were additional beneficial conversion features totaling $202. All these beneficial conversion features were recorded as additional paid in capital and a discount on the note payable. All these beneficial conversion features were expensed during the quarter ended February 28, 2005. Although the note came due on January 31, 2005, Mr. Crivello has not requested repayment. The total amount outstanding at February 28, 2005 is $633.

Note 5. Laurus Note

    During the quarter ended November 30, 2004, Laurus Master Fund LTD (“Laurus”) converted $20 of interest expense into 50,000 shares of common stock, waived the interest ratchet for the Crivello Note and extended the Company’s principal payments on its term loans for a period of six months until May 1, 2005 which may be further extended by agreement of both parties. Laurus also opted not to waive the Company’s default of its loan covenants requiring the Company to carry all of its debt with Laurus as current.

Note 6. Proforma Loss under FASB 148

    The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. During the three and six month periods ended February 28, 2005 and February 29, 2004, the Company recognized compensation expense of $11, $23, $19 and $28, respectively related to amortization of stock option grants to employees

    During the three and six month periods ended February 28, 2005 and February 29, 2004, compensation expense recognized under FAS 123 would have been $29, $57, $28, and $58, respectively.

Note 7. Litigation

    From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Titan’s business, financial condition and results of operations.

Note 8. Convertible Notes

    In the prior fiscal year, the Company issued convertible notes to private parties for cash infusions into the Company. These notes were issued as convertible notes with a conversion price of $0.32 per share and carry an interest rate of 10% per annum with an expiration date of December 31, 2004. During the quarter ended November 30, 2004, the Company received extensions from these lenders initially extending the due date to March 31, 2005 and have received another 90 day extension until June 30, 2005. A convertible note in the amount of $50 was repaid in the quarter ended February 28, 2005 in conjunction with an advance under the Note Payable - Related Party (see Note 4). The total amount due under these notes is $135 at February 28, 2005.

Note 9. Gain on Extinguishment of Debt

    During the quarter ended November 30, 2003, the Company settled an unpaid capital lease obligation with a gain of approximately $349 which is included in miscellaneous income in the accompanying condensed consolidated statements of operations.

Note 10. Commitments

    Included in the Company’s liabilities are unpaid payroll taxes to the State of California of $37 and to the Internal Revenue Service of $210 for the calendar year 2004. The Company is currently working with counsel on payment plans for these unpaid payroll taxes.

Note 11. Subsequent Event

    On November 20, 2003, the Company entered into loan and security agreement with Laurus pursuant to which we are permitted to borrow up to $4,000 under a revolving line of credit (the “Credit Agreement”). On April 4, 2005, the Company and Laurus entered into an agreement to provide up to an additional $1,000 overadvance pursuant to the terms of the Credit Agreement. Concurrently with such agreement, Farwell Equity Partners, LLC, a Delaware limited liability company (“Farwell”), pledged certain assets to secure the repayment of the overadvance. David Marks, a principal stockholder and a director of the Company is the managing member of Farwell. The Company also agreed to indemnify Farwell for any loss it may incur as a result of the pledge of assets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Business - Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

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

    Our wholly-owned subsidiary Titan PCB West (“Titan”) was incorporated on March 27, 2001. On August 30, 2002, we acquired Titan through the merger of Titan EMS Acquisition Corp. with and into Titan. In connection with the Merger, the stockholders of Titan received shares of our common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan was the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated, the historical financial statements of Titan became our historical financial statements after the Merger.

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

    Effective August 30, 2002, through our wholly-owned subsidiary Titan EMS Acquisition Corp. (“AcquisitionCo”), a Delaware corporation, we acquired all of the capital stock of Titan through an exchange of our common stock pursuant to an Agreement and Plan of Merger. In connection with the Merger, our fiscal year was also changed from June 30 in each year to August 31 in each year.

    On February 27, 2003, through our wholly-owned subsidiary Titan PCB East, we acquired certain assets of Eastern Manufacturing Corporation, for approximately $500,000 in a foreclosure sale from Eastern Manufacturing Corporation’s secured lender Eastern Bank. The results from Eastern Manufacturing Corporation’s operations have been reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition.

    Effective March 5, 2003, we purchased shares of common stock of Coesen representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of common stock and $5,000 in cash.

Plan of Operations

Our business strategy is to:

• target potential customers and industries needing prototype boards with required turnaround times of between 24 hours and the industry standard 14-days as well as preproduction needs requiring numerous types of materials;
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

Sales

    We recognize sales upon shipment to our customers. We record net sales as our gross sales less an allowance for returns. At February 28, 2005, we had approximately 320 customers. We provide our customers a limited right of returns for defective PCBs and record an allowance against gross sales for estimated returns at the time of sale based on our historical results. Because our customers quickly test the PCBs we manufacture for them, the majority of returns for defects occur within the first 15 days following shipment. At February 28, 2005, we provided an allowance against accounts receivable for returns of $10,000. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

    Through the time of our acquisition of EMC, the Company’s primary source of sales were from rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCB’s to the electronics industry at a competitive price. Following this acquisition, Titan receives sales from customers who need rigid-flex and flex bare-board manufacturing that provide time sensitive, high technology, and superior quality PCBs. In addition, after an initial inspection and certification period, Titan intends to expand its sales focus to the military market place, which includes those vendors supplying the U.S. military with products in our target market.

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

Operating Expenses

    Our operating expenses for the three and six month periods ended February 28, 2005 and February 29, 2004 are comprised of costs for sales and marketing, general and administrative.

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

    General and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, network administration and systems/data processing, training, rent/leases and professional services. We expect these expenses to fluctuate as a percentage of sales as we expand our business. We intend to slightly expand our customer and sales support operation in order to support the increased complexity and volume of our PCB business and our anticipated use of indirect sales. We do not expect a material increase in sales and marketing expense that is not consistent with an increase in sales.

Interest Expense

    Interest expense, including finance charges, relates primarily to an accounts receivable line of credit with Laurus, term loans with Laurus, and the associated amortization of discounts on convertible debt with Laurus and others. We expect interest expense to fluctuate based on the timing of borrowings under our lines of credit.

Results of Operations

    The following table sets forth statement of operations data for the three and six month periods ended February 28, 2005 and February 29, 2004 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended		Six Months Ended
	02/28/05	02/29/04	02/28/05	02/29/04
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.7	93.4	95.3	91.3
Gross profit	11.3	6.6	4.7	8.7

Operating expenses:
Sales and marketing	10.0	9.4	10.2	9.6
General and administrative	12.4	55.3	14.2	44.4
Total operating expenses	22.4	64.7	24.4	54.0

Operating loss	(11.1)	(58.1)	(19.7)	(45.3)
Interest expense	(24.3)	(6.1)	(18.7)	(12.7)
Miscellaneous	0.0	0.0	0.0	2.8
Net loss	(35.4)	(64.2)	(38.4)	(55.2)

Three Months Ended February 28, 2005 Compared to the Three Months Ended February 29, 2004.

Net Sales

    Net sales increased by $219,000 or 5.8% from $3,766,000 in the three months ended February 29, 2004 to $3,985,000 in the three months ended February 28, 2005. This increase resulted in sales from our West facility; whereas sales in our East facility remained relatively unchanged. The Company’s East operation is experiencing a leveling in sales as sales efforts are being spent on long-term military contracts due to the new military P31032 specification. Military contracts materialize slowly but when they materialize remain solid for a long span of time and at which time are expected to greatly increase the sales in the Company’s East operation.

Cost of Sales

    Cost of sales remained relatively unchanged even though we achieved a 5.8% increase in sales. As a percentage of sales, these costs decreased from 93.4% in the three months ended February 29, 2004 to 88.7% in the three months ended February 28, 2005. The improvement in the cost of sales was a result of improvements in manufacturing efficiencies and reductions of manufacturing overhead costs.

Gross Profit

    Gross profit increased by $203,000 or 81.9%, from $248,000 in the three months ended February 29, 2004 to $451,000 in the three months ended February 28, 2005. The increase in gross profit resulted primarily from the increase in sales in the West operation as noted above and the Company’s efforts to achieve profitability in the East operations as well as maintain the profitability in the West operations.

Operating Expenses

    Sales and marketing expenses increased $46,000 from $352,000 in the three months ended February 29, 2004 to $398,000 in the three months ended February 28, 2005 and as a percentage of sales increased from 9.4% of sales in the quarter ended February 29, 2004 to 10.0% of sales in the quarter ended February 28, 2005. The increase in sales and marketing expense was due primarily to an increase in business activities for orders that will be deliverable in the future.

    General and administrative expenses decreased by $1,590,000 or 76.2%, from $2,086,000 in the three months ended February 29, 2004 to $496,000 in the three months ended February 28, 2005. The decrease was due primarily to the lower amortization of deferred compensation and stock issuances for professional fees issued in the prior fiscal year as well as a reduction in consulting fees and other professional fees incurred in the prior year.

Interest Expense

    Interest expense increased by $736,000, or 324.1%, from interest expense of $228,000 in the three months ended February 29, 2004 to $967,000 in the three months ended February 28, 2005 and as a percentage of sales, interest expense increased from 6.1% in the three months ended February 29, 2004 to 24.3% in the three months ended February 28, 2005. In the three months ended February 28, 2005, interest expense related primarily to non-cash amortization of loan discounts associated with the Crivello and Laurus notes.

Six Months Ended February 28, 2005 Compared to the Six Months Ended February 29, 2004.

Net Sales

    Net sales increased by $610,000 or 8.4% from $7,249,000 in the six months ended February 29, 2004 to $7,859,000 in the six months ended February 28, 2005. This increase resulted primarily from the 20.6% additional sales achieved in our West operation offset by the 9.5% decrease in sales in our East operation. The Company’s East operation experienced a reduction in sales as sales efforts are being spent on long-term military contracts due to the new military P31032 specification. Military contracts materialize slowly but when they materialize remain solid for a long span of time and at which time are expected to greatly increase the sales in the Company’s East operation.

Cost of Sales

    Cost of sales increased $871,000, or 13.2%, from $6,619,000 in the six months ended February 29, 2004 to $7,490,000 in the six months ended February 28, 2005. As a percentage of sales, these costs increased from 91.3% in the six months ended February 29, 2004 to 95.3% in the six months ended February 28, 2005. The increase in cost of sales percent resulted from: a greater number of qualification boards built to the new military specifications which should result in future orders; additional facility related costs as production is increased; and additional costs of outside services utilized as our manufacturing has become more difficult.

Gross Profit

    Gross profit decreased by $261,000 or 41.4%, from $630,000 in the six months ended February 29, 2004 to $368,000 in the six months ended February 28, 2005. The decrease in gross profit resulted primarily from the higher costs mentioned above.

Operating Expenses

    Sales and marketing expenses increased $107,000 from $695,000 in the six months ended February 29, 2004 to $802,000 in the six months ended February 28, 2005 and as a percentage of sales increased from 9.6% of sales in the six months ended February 29, 2004 to 10.2% of sales in the six months ended February 28, 2005. This was primarily due to the Company utilizing more outside representatives with commissions being paid and an increase in the traveling of our current sales staff.

    General and administrative expenses decreased by $2,098,000 or 65.2%, from $3,216,000 in the six months ended February 29, 2004 to $1,118,000 in the six months ended February 28, 2005. The decrease was due in major part to the lower amortization of deferred compensation and stock issuances for professional fees issued in the prior fiscal year as well as a reduction in consulting fees and other professional fees incurred in the prior year.

Interest Expense

    Interest expense increased by $547,000, or 59.5%, from interest expense of $920,000 in the six months ended February 29, 2004 to $1,467,000 in the six months ended February 28, 2005 and as a percentage of sales, interest expense increased from 12.7% in the three months ended February 29, 2004 to 18.7% in the six months ended February 28, 2005. In the six months ended February 29, 2004, interest expense related primarily to interest expense on a 60 day note which carried a 10% premium and the issuance of 600,000 shares of stock. In the six months ended February 28, 2005, interest expense related mainly to the amortization of loan discounts associated with our Crivello and Laurus convertible debt as well as other convertible debt the Company has issued.

Miscellaneous

    Miscellaneous income decreased $199,000 from $201,000 in the six months ended February 29, 2004 to $2,000 in the six months ended February 28, 2005. In the six months ended February 29, 2004, the Company paid off a capitalized lease obligation that was on the books for $434,000 for $85,000 recording a $349,000 gain offset by the penalties incurred upon the early payoff of various debt obligations upon the closing of the Laurus transaction.

Liquidity and Capital Resources

    Our principal sources of liquidity have been cash provided by Laurus and an infusion of capital from Mr. Frank Crivello. Our principal uses of cash have been for operations, to meet debt service requirements, and to finance capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

    We will require additional financing in order to implement our business plan. We currently anticipate capital expenditures of at least $500,000 during the next 12 months. If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. Particularly in light of our limited operating history and losses incurred, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our common stock may experience substantial dilution.

    The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements included in this Form 10-QSB: pricing pressures in the industry; the loss of any of our major customers; a continued downturn in the economy in general or in the technology sector; a further decrease in demand for electronic products or continued weak demand for these products; our ability to attract new customers; our ability to reduce costs, including those associated with our restructuring plan; an increase in competition in the market for electronic interconnect solutions; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

    Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

    In the six months ended February 28, 2005, net cash used by operations was $467,000 while in the six months ended February 29, 2004 cash used in operating activities was $2,454,000, a decrease of $1,987,000. In the three months ended February 28, 2005, the Company utilized $45,000 in operating activities as compared to $422,000 in the three months ended November 30, 2004. This decrease was primarily the result of our accounts receivable leveling off as well as the extension of payables and accruals due to an immediate cash shortage.

    In the six months ended February 28, 2005, the Company utilized $45,000 for the purchase of fixed assets compared to $173,000 used for the purchase of fixed assets in the six months ended February 28, 2005, a decrease of $128,000, or 74.0%. As the Company achieves positive operating cash flow, we expect our spending on capital expenditures to increase during the fourth quarter of this fiscal year.

    On November 30, 2004, the Company entered into a 10% Convertible Promissory Note with Mr. Frank Crivello, a related party. This note is convertible into the Company’s Common Stock at $0.12/share and expired on January 31, 2005, but Mr. Crivello has not requested repayment. The Company initially borrowed $300,000 and during the current quarter have borrowed an additional $282,500, net of repayment of a prior note payable to Mr. Crivello which was convertible at $0.32/share, with the ability to borrow up to $1,000,000. Since the fair market value of the Company’s stock on the borrowing dates ranged from $0.15 to $0.30, the Company has recorded beneficial conversion features of which some were limited to the amount borrowed. These beneficial conversion features were recorded as additional paid in capital and as a discount on the debt which have all been amortized to interest expense.

    On November 20, 2003, the Company entered into loan and security agreement with Laurus pursuant to which we are permitted to borrow up to $4,000,000 under a revolving line of credit (the “Credit Agreement”). On April 4, 2005, the Company and Laurus entered into an agreement to provide up to an additional $1,000,000 overadvance pursuant to the terms of the Credit Agreement. Concurrently with such agreement, Farwell Equity Partners, LLC, a Delaware limited liability company (“Farwell”), pledged certain assets to secure the repayment of the overadvance. David Marks, a principal stockholder and a director of the Company is the managing member of Farwell. The Company also agreed to indemnify Farwell for any loss it may incur as a result of the pledge of assets.

    On November 30, 2004, the Company’s board of directors formed a strategic committee to explore the sale or merger of the Company and appointed Kenneth Shirley the chairman of this committee. This committee is still active but no longer has Mr. Shirley as its chairman.

Quantitative And Qualitative Disclosures About Market Risk

    The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt since the interest rate charged by Laurus is prime plus 3% but at the present we do not enter into interest rate swap agreements to guard against any fluctuation in the prime rate.

    The Company also has interest rate risk that effects the increase or decrease in the amount of interest income the Company can earn on our available funds for investment. The Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in high quality, short-term securities. The Company does not believe that changes in interest rates will have a material effect on our liquidity, financial condition or results of operations.

Impact of Inflation

    The Company believes that its results of operations are not dependent upon moderate changes in inflation rates as it expects it will be able to pass along component price increases to its customers.

Seasonality

    The Company has experienced sales fluctuations due to customer business shut downs over December holidays and the slow down of purchasing activities in the summer during peak vacation months.

Contractual Obligations

    The following table presents the Company’s contractual obligations as of February 28, 2005 for the remaining of this fiscal year as well as over the next five fiscal years. The Company does not have any contractual obligations that extend beyond five fiscal years:

Payment by period

		During current
Contractual Obligations	Amount	fiscal year	1 - 3 years	4 - 5 years

Employment agreements	$531,250	$115,000	$416,250	$-
Short-term debt	868,417	868,417	-	-
Long-term debt	3,511,899	3,511,899	-	-
Revolving line of credit	2,213,023	2,213,023	-	-
Operating leases	2,888,919	482,514	2,058,211	348,194
Other	67,500	67,500	-	-
Total Contractual Obligations	$10,081,008	$7,258,353	$2,474,461	$348,194

Critical Accounting Policies The U.S. Securities and Exchange Commission (“SEC”) issued Financial Reporting Release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; allowance for doubtful accounts, which affects general and administrative expenses; and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Inventory Valuation Our policy is to value raw material inventories at the lower of cost or market on a part-by-part basis on a first in first out basis (“FIFO”) . We also value work-in-process and finished goods at the lower of cost or market utilizing a standard cost system which management believes approximates cost on a FIFO basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. We are not capitalizing any inventory costs related to this excess capacity.

Allowance for doubtful accounts We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

Stock-based compensation. We record stock-based compensation to outside consultants at fair value in general and administrative expense. We do not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. We report pro-forma net loss and loss per share in accordance with the requirements of SFAS 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method of those statement. Pro-forma information is calculated using the Black-Scholes pricing method at the date of the grant. This option valuation model requires input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of February 28, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Change in Internal Controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    The Company is in default of its loan covenants with Laurus and has classified all its senior debt as a current liability. Laurus has cooperated with the Company and has waived its principal payments on its senior debt for a period of six months until May 1, 2005 and may be further extended by agreement by both parties but will not waive the non-compliance with covenants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURES-NATIONAL INCORPORATED (Registrant)

Date: April 14, 2005	By:	/s/ Curtis Okumura
Curtis Okumura
Title President and CEO (Principal Executive Officer)

By:	/s/ Daniel Guimond
Daniel Guimond
Title Chief Financial Officer (Principal Financial Officer)