Form 10QSB
period 2005-05-31
VENTURES NATIONAL INC
filed 2005-07-15
CIK 770471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended May 31, 2005

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

Number of shares of common stock, $0.001 par value, outstanding at July 1, 2005: 24,749,305

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)

FORM 10-QSB

FOR THE QUARTER ENDED

MAY 31, 2005

FORWARD-LOOKING INFORMATION

     Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of Ventures-National Incorporated are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend its brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of its business, operations and infrastructure, ability to provide superior customer service, dependence upon key personnel and the like. The Company's most recent filings with the Securities and Exchange Commission, including Form 10-KSB, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
MAY 31, 2005
(In thousands)
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$299
Accounts receivable, net of reserves of $223	3,008
Inventory, net	626
Prepaid expenses and other current assets	98
Total current assets	4,031
Equipment and improvements, net	2,346
Intangible assets, net	7
Capitalized loan fees, net	255
Other assets	305
Total assets	$6,944

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt, net of discounts of $2,346	$1,147
Line of credit, net of discounts of $1,970	927
Short term debt	777
Accounts payable - trade	1,288
Accrued liabilities	1,576
Total current liabilities	5,715
Long-term liabilities	-
Total liabilities	5,715
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 950,000,000 shares authorized, 24,749,305 shares issued and outstanding
25
Additional paid-in capital	20,927
Deferred compensation	(19)
Accumulated deficit	(19,704)
Total Stockholders' equity	1,229
Total liabilities and stockholders' equity	$6,944

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
(Unaudited)

Three Months Ended	Nine Months Ended
	05/31/05	05/31/04	05/31/05	05/31/04
Sales	$4,571	$4,727	$12,430	$11,976
Cost of sales	4,096	3,832	11,586	10,451
Gross profit	475	895	844	1,525

Operating expenses:
Sales and marketing	347	361	1,150	1,057
General and administrative expenses
(Including non-cash compensation of $47, $88, $178 and $1,766)	680	364	1,797	3,579
Profit (loss) from operations	(552)	170	(2,103)	(3,111)

Other income (expenses):
Interest expense
(Including non-cash of $372, $1,666, $1,596 and $2,166)	(525)	(1,721)	(1,991)	(2,642)
Miscellaneous	-	1	2	203

Loss before income taxes	(1,077)	(1,550)	(4,092)	(5,550)
Provision for income taxes	-	-	-	-
Net loss	$(1,077)	$(1,550)	(4,092)	$(5,550)

Net loss per share:
Basic and Diluted	$(0.04)	$(0.08)	$(0.17)	$(0.32)

Weighted average number
of shares outstanding:
Basic and Diluted	24,749,305	18,481,067	24,745,093	17,042,738

The accompanying notes form an integral part of the condensed consolidated financial statements.

VENTURES-NATIONAL INCORPORATED
(dba TITAN GENERAL HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	05/31/05	05/31/04

Cash flows from operating activities:
Net loss	$(4,092)	$(5,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred compensation	178	1,529
Non-cash interest paid in common stock	20	-
Non-cash interest expense related to debt discounts and bank fees	1,576	2,554
Accrued expenses to be converted to notes payable	-	418
Depreciation and amortization	477	470
Gain on debt extinguishment	-	(349)
Changes in operating assets and liabilities:
Accounts receivable	(112)	(1,682)
Inventory	(90)	(152)
Prepaid expenses and other current assets	(4)	(125)
Other assets	(114)	(21)
Accounts payable	252	(485)
Accrued liabilities	824	(270)
Net cash used in operating activities	(1,085)	(3,663)

Cash flows from investing activities:
Capital expenditures	(65)	(228)
Net cash used in investing activities	(65)	(228)

Cash flows from financing activities:
Borrowings/repayments on line of credit, net	574	2,516
Borrowings on long-term debt, net of loan cost	-	2,690
Proceeds from issuance of note payable to related parties	583	751
Proceeds from issuance of common stock	-	667
Proceeds from issuance of short term debt	-	135
Payments of long-term debt	(320)	(599)
Payments of short-term debt	(185)	(32)
Payments of capital lease obligations	-	(85)
Payments to related parties	-	(743)
Payments on former lines of credit	-	(1,352)
Net cash provided by financing activities	652	3,948

Net (decrease) increase in cash	(498)	57
Cash and cash equivalents at beginning of period	797	97
Cash and cash equivalents at end of period	$299	$154

Supplemental disclosure of cash flow information:
Interest paid	$394	$442
Income tax paid	$-	$-

Non cash activities:
Issuance of common stock to pay accrued interest	$20	$-
Issuance of common stock for consulting fees	$-	$3,520
Issuance of common stock for debt conversion	$-	$1,874
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

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2005, Titan had a working capital deficit of $1,684 and an accumulated deficit of $19,704. Through May 31, 2005, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the private equity financing, new product offerings, and potential strategic relationships will enable the Company to generate positive operating cash flows and continue its operations. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          On November 30, 2004, the Company's Board of Directors formed a strategic committee to investigate the possible sale or merger of the business appointing Kenneth Shirley as chairman of this committee. This committee is still in existence but Mr. Shirley is no longer chairman. Subsequent to quarter end, effective June 17, 2005, Mr. Shirley resigned from the Board.

          The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Business

          The Company is a fabrication service provider of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards (“PCBs”) providing time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers through its wholly-owned subsidiaries Titan EMS, Inc. and Titan PCB East, Inc. The Company's prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

          The Company's time sensitive and high quality manufacturing services enable its customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. The Company's focus is on high quality niche printed circuit boards consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a competitive price.

          Beginning in the year 2001, Titan began acquiring cutting edge technology equipment and processes from competitors unable to remain in business due to a severe market downturn and overwhelming debt.

Note 2. Loss Per Common Share

          In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not antidilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of May 31, 2005, Titan had common stock equivalents of approximately 5,120,000 shares related to the options and warrants and approximately 23,144,000 shares related to shares to be issued upon conversion of the convertible debt. Upon Mr. Shirley's resignation from the board of directors on June 17, 2005, 550,000 options and warrants have been cancelled.

Note 3.  Inventory

Inventory consisted of the following:

05/31/05
Raw materials and finished subassemblies	$356
Work in process	289
Finished goods	62
707
Less inventory reserves	81
Total	$626

Note 4. Notes Payable - Related Party

          On November 30, 2004, the Company entered into a 10% $1,000 note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello will loan the Company up to a total of $1,000 convertible at $0.12/share with a maturity date of January 31, 2005. This note can be extended with the approval of both parties. On November 30, 2004, the Company received the first installment on this note of $300 when the stock price was $0.30/share; therefore the Company determined that there was a beneficial conversion feature in the amount of $300. During the quarter ended February 28, 2005, the Company received further net installments totaling $283 when the stock was at varying prices from $0.15 to $0.22; therefore the Company determined that there were additional beneficial conversion features totaling $202. All these beneficial conversion features were recorded as additional paid in capital and as discounts on the note payable. All these beneficial conversion features were expensed during the quarter ended February 28, 2005. Although the note came due on January 31, 2005, Mr. Crivello has not requested repayment. The total amount outstanding at May 31, 2005 is $633 and is included in short-term debt in the accompanying consolidated balance sheet.

Note 5. Laurus Note

          During the quarter ended November 30, 2004, Laurus Master Fund LTD (“Laurus”) converted $20 of interest expense into 50,000 shares of common stock, waived the interest ratchet for the Crivello Note and extended the Company’s principal payments on its term loans for a period of six months ending June 30, 2005. Laurus also opted not to waive the Company’s default of its loan covenants, requiring the Company to carry all of its debt with Laurus as current.

Note 6. Laurus Over-Advance

          During the quarter ended May 31, 2005, Laurus issued to the Company an over-advance of up to $1,000 which is secured by certain assets owned by Farwell Equity Partners, LLC ("Farwell"), a Delaware limited liability company of which David Marks, a principal shareholder and chairman of the board of the Company, is the managing member. This loan is a one-year additional line of credit. In conjunction with this over-advance, the Company entered into an Indemnification Agreement with Farwell intended to indemnify Farwell for any liabilities it may incur as a result of or arising from Farwell’s pledging of certain assets to Laurus as collateral for the over-advance. During the quarter ended May 31, 2005, the Company borrowed $450 when the stock was at various prices from $0.115 to $0.20; therefore the Company determined that there were beneficial conversion features totaling $138 which are being amortized over the one-year life of the over-advance. During the quarter ended May 31, 2005, the Company expensed $20 related to this amortization. The over-advance is due in full on April 4, 2006.

Note 7. Proforma Loss under FASB 148

          The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted.

          Had the Company chosen the fair value method of accounting for transactions involving stock option issuance to employees pursuant SFAS No. 123, the Company would have recorded $19 and $33 in compensation costs for the three month periods ended May 31, 2005 and 2004, respectively, and $97 and $100 for the nine month periods ended May 31, 2005 and 2004, respectively, as presented by the proforma loss statement, as follows:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net loss:
As reported	$(1,077)	$(1,550)	$(4,092)	$(5,550)
Compensation recognized under APB 25	12	12	35	40
Compensation determined under SFAS 123	(19)	(33)	(97)	(100)
Proforma net loss	$(1,084)	$(1,571)	$(4,154)	$(5,610)

Net loss per common share - basic and diluted:
As reported	$(0.04)	$(0.08)	$(0.17)	$(0.32)
Proforma	$(0.04)	$(0.08)	$(0.17)	$(0.33)

Note 8. Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters, if any, could arise from time to time that may harm Titan’s business, financial condition and results of operations.

Note 9. Convertible Notes

In the prior fiscal year, the Company issued convertible notes to private parties for cash infusions into the Company. These notes were issued as convertible notes with a conversion price of $0.32 per share and carry an interest rate of 10% per annum with an expiration date of December 31, 2004. During the quarter ended November 30, 2004, the Company received extensions from these lenders extending the due date 90 days which were later extended an additional 90 days during the quarter ended May 31, 2005. A convertible note in the amount of $50 was repaid in the quarter ended February 28, 2005 in conjunction with an advance under the Note Payable - Related Party (see Note 4). The total amount due under these notes is $135 at May 31, 2005.  These notes have been rewritten without a conversion feature and are now due July 31, 2005.

Note 10. Gain on Extinguishment of Debt

During the quarter ended November 30, 2003, the Company settled an unpaid capital lease obligation with a gain of approximately $349 which is included in miscellaneous income in the accompanying condensed consolidated statements of operations.

Note 11. Commitments

Included in the Company’s accrued liabilities are unpaid payroll taxes to the State of California of $37 and to the Internal Revenue Service of $210 for the calendar year 2004 and $77 to the State of California, $12 to the Commonwealth of Massachusetts and $424 to the Internal Revenue Service for calendar year 2005. The Company is currently working with counsel on payment plans for these unpaid payroll taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Business - Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations should be read in conjunction with its consolidated financial statements and the related notes included elsewhere in this report.

Overview

          A detailed overview of the Company's business and history is set forth in its Annual Report on Form 10-KSB for the year ended August 31, 2004, to which overview the Company makes reference.

Summary Corporate Background

          The Company is a fabrication service provider of time sensitive, high tech, prototype and pre-production PCBs. The Company provides time-critical, PCB manufacturing services to original equipment manufacturers and electronic manufacturing services providers. The Company's prototype PCBs serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. The Company's focus is on niche PCBs consisting of complex, high layer count, fine-lines and high-performance materials with capabilities to deliver in 24 hours, at premium pricing, as compared to standard 14 day lead time.

          The Company's wholly-owned subsidiary Titan PCB West (“Titan”) was incorporated on March 27, 2001. On August 30, 2002, the Company acquired Titan through the merger of Titan EMS Acquisition Corp. with and into Titan. In connection with the Merger, the stockholders of Titan received shares of its common stock. For financial reporting purposes, the Merger has been treated as a reverse-merger, where Titan was the acquirer. Because the Merger is treated as a purchase of Ventures-National Incorporated, the historical financial statements of Titan became its historical financial statements after the Merger.

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

          Effective August 30, 2002, through its wholly-owned subsidiary Titan EMS Acquisition Corp. (“AcquisitionCo”), a Delaware corporation, the Company acquired all of the capital stock of Titan through an exchange of its common stock pursuant to an Agreement and Plan of Merger. In connection with the Merger, its fiscal year was also changed from June 30 in each year to August 31 in each year.

          On February 27, 2003, through its wholly-owned subsidiary Titan PCB East, the Company acquired certain assets of Eastern Manufacturing Corporation ("EMC") for approximately $500,000 in a foreclosure sale from EMC’s secured lender Eastern Bank. The results from EMC’s operations have been reflected in its financial statements from the date of acquisition. No goodwill resulted from this acquisition.

          Effective March 5, 2003, the Company purchased shares of common stock of Coesen representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of EMC, in exchange for 30,000 shares of common stock and $5,000 in cash.

Plan of Operations

The Company's business strategy is to:

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

•	expand its services to include flexible circuits and rigid-flex combinations in order to diversify sources of sales;

•	expand its sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex process available;

•
acquire and integrate strategic assets of companies producing time sensitive, high tech prototype and pre-production PCBs with other unique customers, technology or processes in order to accelerate entry into its target market;

•	acquire manufacturing facilities that have military certification and achieve military certification for its current facilities;

•	develop and continuously improve fabrication and sales processes in order to improve margins and competitive pricing; and

•	evaluation of other strategic acquisitions or initiatives outside of the company's core business.

The Company plans to add and is in the process of adding additional independent sales representatives to extend its selling capacity. Commission costs therefore will fluctuate depending on the origin of sales orders with its internal sales team or its independent sales representative organization. The Company also plans to increase its marketing expenditures. There are no assurances that additional independent sales representatives or increased marketing expenditures will increase its sales.

Accounting Principles

          Below the Company describes a number of basic accounting principles, which the Company employs in determining its recognition of sales and expenses, as well as a brief description of the effects that the Company believes that its anticipated growth will have on its sales and expenses in the future.

Sales

          The Company recognizes sales upon shipment to its customers. The Company records net sales as its gross sales less an allowance for returns. At May 31, 2005, the Company had approximately 360 customers. The Company provides its customers a limited right of returns for defective PCBs and records an allowance against gross sales for estimated returns at the time of sale based on its historical results. Because its customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At May 31, 2005, the Company provided an allowance against accounts receivable for returns of $14,000. Actual returns may differ materially from its estimates, and revisions to the allowances may be required from time to time.

          The Company expects the number and complexity of PCBs the Company sells to fluctuate with the changes in demand from its customers and, the prices the Company charges its customers to fluctuate as a result of intense competition in the PCB industry and the current economic situation and its impact on the high technology market. Until industry conditions improve and demand increases, the Company expects that decreased average pricing will continue to negatively affect its sales.

          The Company expects sales to grow as the Company develops its reputation in its target market. Acquisitions will also increase sales as well as cause disruption as facilities, employees, and processes are integrated. The Company expects these fluctuations to be relatively short lived while expecting the sales growth to be more permanent with the variable of market demand as a condition.

          Future demand and product pricing will depend on many factors including product mix, levels of advanced technology, capacity utilization, competitive pressure in the PCB industry, and economic conditions affecting the markets the Company serves and the electronics industry in general. The current uncertainty regarding the level and timing of an economic recovery in its product markets and volatility in its customer forecasts continue to make its forecasting less reliable than in prior periods.

          In each case, the Company's plan of operations anticipates that its internal growth, as well as acquisitions shall materially contribute to its ability to increase its sales as described above.

          Through the time of its acquisition of EMC, the Company’s primary source of sales were from rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCB’s to the electronics industry at a competitive price. Currently Titan additionally receives sales from customers who need rigid-flex and flex bare-board manufacturing that provide time sensitive, high technology, and superior quality PCBs. In addition, Titan has expanded its sales focus to the military market place, which includes those vendors supplying the U.S. military with products in its target market.

Cost of Sales

          Cost of sales consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of its products. Many factors affect its gross margin, including, but not limited to, capacity utilization, production volume and yield. The Company does not participate in any long-term supply contracts and it believes there are a number of high quality suppliers for the raw materials the Company uses. Its cost of goods, as a percentage of sales, varies depending on the complexity of the PCBs the Company manufactures in any given period.

          Based upon its plan of operations, the Company anticipates that its cost of sales will increase as its sales increase, but that cost of sales as a percentage of net sales shall generally decrease as its sales increase. The Company believes that the amount of the decrease of this percentage over the next several fiscal periods will be dependent in large part upon the source of the increase in sales. For example, an increase in its penetration in the existing market for its goods and services will permit us to increase sales at a low cost in part by causing us to utilize a greater portion of its existing manufacturing capacity, an expense which the Company already incurs. On the other hand, an increase in its sales attributable to offering a greater portfolio of products including much more complex products and services may result in less of a decrease in such percentage as such activities may initially be less efficient than its existing operations.

          Included in cost of sales is overhead which is relatively fixed. Materials and labor are semi-variable and are influenced by the complexity of orders as well as the quantity of orders. As its business is continually changing with regard to the type of product produced, the Company plans to implement broader use of production systems to control the overtime in production as well as the use of materials in production. The Company anticipates that these systems will assist in the pricing of its products with the objective to be more competitive and profitable in its target market.

          The Company intends to continue to expand and upgrade its production capability as well as its production systems and the financial systems interface in order to better manage material, labor and overhead costs.

Operating Expenses

          The Company's operating expenses for the three and nine month periods ended May 31, 2005 and 2004 are comprised of costs for sales and marketing, general and administrative.

          Sales and marketing expenses consist primarily of salaries and commissions paid to the Company's internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. The Company expects its selling and marketing expenses to fluctuate as a percentage of sales as the Company adds new personnel, develop new independent sales representative channels and advertise its products.

          General and administrative expenses include all corporate and administrative functions that serve to support its current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, network administration and systems/data processing, training, rent/leases and professional services. The Company expects these expenses to fluctuate as a percentage of sales as the Company expands its business. The Company intends to slightly expand its customer and sales support operation in order to support the increased complexity and volume of its PCB business and its anticipated use of indirect sales. The Company does not expect a material increase in sales and marketing expense that is not consistent with an increase in sales.

Interest Expense

          Interest expense, including finance charges, relates primarily to an accounts receivable line of credit with Laurus, term loans with Laurus, and the associated amortization of discounts on convertible debt with Laurus and others. The Company expects interest expense to fluctuate based on the timing of borrowings under its lines of credit.

Results of Operations

          The following table sets forth statement of operations data for the three and nine month periods ended May 31, 2005 and 2004 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations” and its consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended		Nine Months Ended
	05/31/05	05/31/04	05/31/05	05/31/04
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.6	81.1	93.2	87.3
Gross profit	10.4	18.9	6.8	12.7

Operating expenses:
Sales and marketing	7.6	7.6	9.3	8.8
General and administrative	14.9	7.7	14.4	29.9
Total operating expenses	22.5	15.3	23.7	38.7

Operating income (loss)	(12.1)	3.6	(16.9)	(26.0)
Interest expense	(11.5)	(36.4)	(16.0)	(22.0)
Miscellaneous	0.0	0.0	0.0	1.7
Net loss	(23.6)	(32.8)	(32.9)	(46.3)

Three Months Ended May 31, 2005 Compared to the Three Months Ended May 31, 2004.

Net Sales

          Net sales decreased by $156,000 or 3.3% from $4,727,000 in the three months ended May 31, 2004 to $4,571,000 in the three months ended May 31, 2005. This decrease resulted from increased sales in the Company's West facility which are primarily due to the generation of new customers; and a decline of sales in its East facility. Military contracts materialize slowly but when they materialize remain solid for a long span of time and at which time are expected to greatly increase the sales in the Company's East operation.

Cost of Sales

          Cost of sales increased $264,000 or 6.9%, from $3,832,000 in the three months ended May 31, 2004 to $4,096,000 in the three months ended May 31, 2005. As a percentage of sales, these costs increased from 81.1% in the three months ended May 31, 2004 to 89.6% in the three months ended May 31, 2005. The increase in cost of sales percent resulted from a greater number of qualification boards built to the new military specifications which should result in future orders. In addition there has been a steady increase in the Company's percentage of products sold through it's offshore fulfillment program. These products have smaller margins than boards built by the Company's but provide additional access to customers through expanded production capabilities.

Gross Profit

          Gross profit decreased by $420,000 or 46.9%, from $895,000 in the three months ended May 31, 2004 to $475,000 in the three months ended May 31, 2005. As a percentage of sales, gross profit decreased from 18.9% in the three months ended May 31, 2004 to 10.4% in the three months ended May 31, 2005.  The decrease was primarily due to higher cost associate with the offshore fulfillment program described above.

Operating Expenses

          Sales and marketing expenses decreased $14,000 from $361,000 in the three months ended May 31, 2004 to $347,000 in the three months ended May 31, 2005 and as a percentage of sales remained relatively flat at 7.6% of sales.

          General and administrative expenses increased by $316,000 or 86.8%, from $364,000 in the three months ended May 31, 2004 to $680,000 in the three months ended May 31, 2005. This increase was due to an expense for potential uncollectible receivables from one customer and a settlement related to the departure of an executive from the company.

Interest Expense

          Interest expense decreased by $1,196,000, or 69.5%, from interest expense of $1,721,000 in the three months ended May 31, 2004 to $525,000 in the three months ended May 31, 2005 and as a percentage of sales, interest expense decreased from 36.4% in the three months ended May 31, 2004 to 11.5% in the three months ended May 31, 2005. The large decrease was due to a non-cash charge in the prior year dealing with the conversion of notes from our largest shareholder into stock at beneficial conversion rates. In the three months ended May 31, 2005, interest expense relates primarily to amortization of loan discounts associated with the Crivello and Laurus notes.

Net Loss

     Net loss decreased $473,000 from $1,550,000 in the three months ended May 31, 2004 to $1,077,000 in the three months ended May 31, 2005 mainly due to the decrease in non-cash interest expenses incurred in the three months ended May 31, 2005 due to the reasons noted above offset by reduced gross profit and increased general and administrative expenses.

Nine Months Ended May 31, 2005 Compared to the Nine Months Ended May 31, 2004.

Net Sales

          Net sales increased by $454,000 or 3.8% from $11,976,000 in the nine months ended May 31, 2004 to $12,430,000 in the nine months ended May 31, 2005. This increase resulted primarily from the 17.9% additional sales achieved in the West operation which is primarily due to the generation of new customers; offset by the 12.7% decrease in sales in its East operation. The Company's East operation experienced a reduction during the first three months of the year but has since increased. This was due to sales efforts being spent on long-term military contracts due to the new military P31032 specification. Military contracts materialize slowly but when they materialize remain solid for a long span of time and at which time are expected to greatly increase the sales in the Company's East operation. No assurances can be given that such increases will be achieved.

Cost of Sales

          Cost of sales increased $1,135,000, or 10.9%, from $10,451,000 in the nine months ended May 31, 2004 to $11,586,000 in the nine months ended May 31, 2005. As a percentage of sales, these costs increased from 87.3% in the nine months ended May 31, 2004 to 93.2% in the nine months ended May 31, 2005. The increase in cost of sales percent resulted from a greater number of qualification boards built to the new military specifications which should result in future orders. In addition there has been a steady increase in the Company’s percentage of product sold through its offshore fulfillment program. These products have smaller margins than boards built by the Company but provide additional access to customers through expanded production capabilities.

Gross Profit

          Gross profit decreased by $681,000 or 44.7%, from $1,525,000 in the nine months ended May 31, 2004 to $844,000 in the nine months ended May 31, 2005. As a percentage of sales, gross profit decreased from 12.7% in the nine months ended May 31, 2004 to 6.8% in the nine months ended May 31, 2005. The decrease in gross profit resulted primarily from the higher costs mentioned above.

Operating Expenses

          Sales and marketing expenses increased $93,000 from $1,057,000 in the nine months ended May 31, 2004 to $1,150,000 in the nine months ended May 31, 2005 and as a percentage of sales increased from 8.8% of sales in the nine months ended May 31, 2004 to 9.3% of sales in the nine months ended May 31, 2005. This was primarily due to an increase in activities from the outside sales representatives and the commissions associated with those sales.

          General and administrative expenses decreased by $1,782,000 or 49.8%, from $3,579,000 in the nine months ended May 31, 2004 to $1,797,000 in the nine months ended May 31, 2005. The decrease was due in large part to the higher amortization of deferred compensation and stock issuances  for consulting services  issued in the prior fiscal year.

Interest Expense

          Interest expense decreased by $651,000, or 24.6%, from interest expense of $2,642,000 in the nine months ended May 31, 2004 to $1,991,000 in the nine months ended May 31, 2005 and as a percentage of sales, interest expense decreased from 22.0% in the nine months ended May 31, 2004 to 16.0% in the nine months ended May 31, 2005. In the nine months ended May 31, 2004, interest expense related primarily to interest expense on a 60 day note which carried a 10% premium and the issuance of 600,000 shares of stock as well as the expense associated with the conversion of notes payable to related parties at beneficial conversion rates. In the nine months ended May 31, 2005, interest expense related mainly to the amortization of loan discounts associated with its Crivello and Laurus convertible debt as well as other convertible debt the Company has issued.

Miscellaneous

          Miscellaneous income decreased $201,000 from $203,000 in the nine months ended May 31, 2004 to $2,000 in the nine months ended May 31, 2005. In the nine months ended May 31, 2004, the Company paid off a capitalized lease obligation that was on the books for $434,000 for $85,000 recording a $349,000 gain offset by the penalties incurred upon the early payoff of various debt obligations upon the closing of the Laurus transaction.

Net Loss

     Net loss decreased $1,458,000 for the nine months ended May 31, 2005 from $5,550,000 in the nine months ended May 31, 2004 to $4,092,000 in the nine months ended May 31, 2005 for the reasons noted above offset by reduced gross profit and increased administrative expenses.

Liquidity and Capital Resources

          The Company's principal sources of liquidity have been cash provided by Laurus and an infusion of capital from the Company's largest shareholder. The Company's principal uses of cash have been for operations, to meet debt service requirements, and to finance capital expenditures. The Company anticipates these uses will continue to be its principal uses of cash in the future.

          The Company will require additional financing in order to implement its business plan. The Company currently anticipates capital expenditures of at least $1.0 million during the next 12 months. If the anticipated cash generated by its operations are insufficient to fund requirements and losses, the Company will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. Particularly in light of its limited operating history and losses incurred, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, the Company's business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of its common stock may experience substantial dilution.

          The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements included in this Form 10Q-SB: pricing pressures in the industry; the loss of any of its major customers; a continued downturn in the economy in general or in the technology sector; a further decrease in demand for electronic products or continued weak demand for these products; its ability to attract new customers. These factors or additional risks and uncertainties not known to us or that the Company currently deems immaterial may impair business operations and may cause its actual results to differ materially from any forward-looking statement.

          Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in its expectations.

          In the nine months ended May 31, 2005, net cash used by operations was $1,085,000 while in the nine months ended May 31, 2004 cash used in operating activities was $3,663,000, a decrease of $2,578,000. This decrease was primarily the result of the Company's accounts receivable leveling off as well as the extension of payables and accruals due to an immediate cash shortage.

          In the nine months ended May 31, 2005, the Company utilized $65,000 for the purchase of fixed assets compared to $228,000 used for the purchase of fixed assets in the nine months ended May 31, 2004, a decrease of $163,000, or 71.5%. As the Company achieves positive operating cash flow, the Company expects its spending on capital expenditures to increase during the fourth quarter of this fiscal year.

In the nine months ended May 31, 2005, net cash provided by financing activities was $652,000 while in the nine months ended May 31, 2004 cash provided by financing activities was $3,296,000. The large amount provided last year was the Laurus debt entered into in November 2003 offset by the debt that was extinguished upon the issuance of the Laurus debt.

          On November 30, 2004, the Company entered into a 10% Convertible Promissory Note with Mr. Frank Crivello, a related party. This note is convertible into the Company's Common Stock at $0.12/share, expired on January 31, 2005 but has been extended by agreement from both parties. The Company initially borrowed $300,000 and during the quarter ended February 28, 2005 borrowed an additional net $282,500 with the ability to borrow up to $1,000,000. Since the fair market value of its stock on the borrowing dates ranged from $0.15 to $0.30 the Company recorded beneficial conversion features of which some were limited to the amount borrowed. These beneficial conversion features were recorded as additional paid in capital and as a discount on the debt which have all been amortized to interest expense during the nine months ended May 31, 2005.

          On November 20, 2003, the Company entered into a loan and security agreement with Laurus pursuant to which the Company is permitted to borrow up to $4,000,000 under a revolving line of credit (the "Credit Agreement"). On April 4, 2005, the Company and Laurus entered into an agreement to provide up to an additional $1,000,000 over-advance pursuant to the terms of the Credit Agreement. Concurrently with such agreement, Farwell Equity Partners, LLC ("Farwell"), a Delaware limited liability company, pledged certain assets to secure the repayment of the over-advance. David Marks, a principal stockholder and chairman of the board of the Company is the managing member of Farwell. The Company also agreed to indemnify Farwell for any loss it may incur as a result of the pledge of assets. During the quarter ended May 31, 2005, the Company borrowed $450,000 under this over-advance.

          On November 30, 2004, the Company's board of directors formed a strategic committee to explore the sale or merger of the Company and appointed Kenneth Shirley the chairman of this committee. This committee is still active but no longer has Mr. Shirley as its chairman. Effective June 17, 2005, Mr. Shirley resigned from the board of directors.

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

Impact of Inflation

          The Company believes that its results of operations are not dependent upon moderate changes in inflation rates as the Company expects it will be able to pass along component price increases to its customers.

Seasonality

          The Company has experienced sales fluctuations due to customer business shut downs over December holidays and the slow down of purchasing activities in the summer during peak vacation months.

Contractual Obligations

          The following table presents the Company's contractual obligations as of May 31, 2005 for the remaining of this fiscal year as well as over the next five fiscal years. The Company does not have any contractual obligations that extend beyond five fiscal years:

Payment by period

		During
		current
Contractual Obligations	Amount	fiscal year	1-3 years	4-5 years
Employment agreements	$462,500	$46,250	$416,250	$-
Short-term debt	776,984	776,984	-	-
Long-term debt	3,495,894	3,495,894	-	-
Revolving line of credit	2,896,516	2,896,516	-	-
Operating leases	2,712,019	305,614	2,058,211	348,194
Other	30,000	30,000	-	-
Total Contractual Obligations	$10,373,913	$7,551,258	$2,474,461	$348,194

Critical Accounting Policies The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: inventory valuation, which affects its cost of sales and gross margin; and allowance for doubtful accounts, which affects the general and administrative expenses; and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

Inventory Valuation The Company's policy is to value raw material inventories at the lower of cost or market on a part-by-part basis on a first in first out basis ("FIFO") . The Company also values work-in-process and finished goods at the lower of cost or market utilizing a standard cost system which management believes approximates cost on a FIFO basis. This policy requires the Company to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. If the Company's demand forecast is greater than its actual demand the Company may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for its products, the Company has excess capacity in its manufacturing facilities. The Company is not capitalizing any inventory costs related to this excess capacity.. The application of this policy adversely affects its gross margin.

Allowance for doubtful accounts The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's allowance for doubtful accounts is based on its assessment of the collectibility of specific customer accounts, the aging of accounts receivable, its history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or its customers' actual defaults exceed its historical experience, the Company's estimates could change and impact its reported results.

Stock-based compensation. The Company records stock-based compensation to outside consultants at a fair market value in general and administrative expense. The Company does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. The Company reports pro-forma net loss and loss per share in accordance with the requirements of SFAS 148. This disclosure shows net loss and loss per share as if the Company has accounted for its employee stock options under the fair value method of those statement. Pro-forma information is calculated using the Black-Scholes pricing method at the date of the grant. This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of May 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default of its loan covenants with Laurus and has classified all its senior debt as current. Laurus has cooperated with the Company and has waived its principal payments on its senior debt for a period of six months ending June 30, 2005 but will not waive the non-compliance with covenants.

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

VENTURES-NATIONAL INCORPORATED

July 14, 2005	By:	/s/ Curtis Okumura
Curtis Okumura
President and CEO

By:	/s/ Daniel Guimond
Daniel Guimond
Chief Financial Officer