Form 10KSB
period 2005-08-31
Titan Global Holdings, Inc.
filed 2005-12-14
CIK 770471

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended August 31, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___  to  ___

Commission File Number 000-32847
TITAN GLOBAL HOLDINGS, INC.
(Formerly Ventures-National Incorporated)
(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	87-0433444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

44358 Old Warm Springs Boulevard
Fremont, California 94538
(Address of Principal Executive Offices, Including Zip Code)

Issuer’s telephone number: (510) 824-1240

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The issuer’s revenues for the fiscal year ended August 31, 2005: $22,778,734

As of December 13, 2005 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,993,107, based upon the closing sales price on the Nasdaq Stock Market for that date.

As of December 13, 2005, the number of issued and outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 101,332,638.

Transitional small business disclosure format (check one) Yes  ☐  No  ☒

TITAN GLOBAL HOLDINGS, INC. (FORMERLY VENTURES-NATIONAL INCORPORATED) ANNUAL REPORT ON FORM 10-KSB For the Fiscal Year Ended August 31, 2005 TABLE OF CONTENTS
PART I		Page
Item 1.	Description of Business	1
Item 2.	Description of Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	25
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	25
Item 7.	Financial Statements	39
Item 8.	Changes in and Disagreements with Accountants on Auditing and Financial Disclosure	70
Item 8A.	Controls and Procedures	70
Item 8B.	Other Information	71

PART III
Item 9.	Directors and Executive Officers of the Registrant	71
Item 10.	Executive Compensation	72
Item 11.	Security Ownership of Certain Beneficial Owners and Management	75
Item 12.	Certain Relationships and Related Transactions	77
Item 13.	Exhibits	79
Item 14.	Principal Accountant Fees and Services	82

Signatures		84

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Unless otherwise described therein, or unless the context otherwise requires, references to "the Company" "Titan", "it", "we", "our" or "its", refer to Titan Global Holdings, Inc. together with its subsidiaries and affiliates, and their respective predecessors.

GENERAL

The Company is a technology concentric holding company operating in the prepaid communications services and prototype printed circuit board industries. Titan’s prepaid service operations are headquartered in Richardson, Texas and its printed circuit board manufacturing facilities are located in Fremont, California and Amesbury, Massachusetts.

Titan’s business operations are defined by three divisions including:

•  OBLIO Telecom
•  Titan PCB West
•  Titan PCB East

Oblio Telecom, Inc.

Oblio is engaged in the creation, marketing, and distribution of prepaid telephone products for the wire line and wireless markets and other related activities. The Company acquired Oblio in a transaction that was completed on August 12, 2005.

Oblio’s products are sold directly to wholesale distributors in 38 states and are available in approximately 60,000 retail locations nationwide. By strictly adhering to a “no hidden cost” philosophy, Oblio has earned a loyal customer base in an industry where uncertainty reigns and its TCC® registered trademark is a household name for hundreds of thousands of consumers nationwide.

Oblio’s prepaid international phone cards provide consumers with a competitive alternative to traditional post-paid long distance telecommunications services. Through agreements with large and medium sized carriers Oblio offers products that target many of the country’s diverse 1st and 2nd generation Americans, providing end users with quality low cost international calling options. To leverage its brand recognition and loyal customer base, Oblio’s management team is preparing to enter additional prepaid market segments. Entering additional prepaid markets will optimize economies of scale and fuel organic growth. The most logical market to enter next is the prepaid wireless sector.

On August 19, 2005 Oblio announced its debut into the prepaid wireless sector when it became a Mobile Virtual Network Operator or "MVNO" through an agreement with a tier-one communications provider. As a MVNO, Oblio launched its new wireless product line, branded BRAVO Cellular, in September of 2005. This agreement positions Oblio in one of the fastest growing sectors in the telecommunications industry. For example, working as a MVNO operator with Sprint, Virgin Mobile USA launched its youth-oriented wireless services in July 2002 and quickly added more than 500,000 prepaid subscribers within its first 9 months of operations.

Titan PCB West and Titan PCB East

Titan PCB West and Titan PCB East are fabrication service providers of time sensitive, high tech, prototype and pre-production printed circuit boards, providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. The Company acquired Titan PCB West in a merger on August 30, 2002 and acquired the assets of Titan PCB East, Inc., from Eastern Manufacturing Corporation on February 28, 2003.

The Company is able to produce high technology PCBs with surface finishes consisting of tin/lead, immersion gold, organic solderability coating also known as OSP, electrolytic soft and hard gold, silver and tin/nickel finishes. The Company's PCBs are also engineered to support electrical characteristics for high-speed digital designs consisting of controlled impedance.

The Company's bare-board manufacturing operations provide time sensitive PCBs to the electronics industry at a competitive price. The Company's focus is on high quality niche Rigid and HVR FlexTM (rigid flex) PCBs consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a value-added price.

The Company's standard panel sizes range from 12" x 18" to an oversize panel of 24" x 30". The base cost of a PCB is primarily determined by the amount of boards that can be placed on a manufacturing process panel. The Company has the capability to produce up to 34 layer circuit boards with finished hole aspect ratios up to 15 to 1 (15:1). The number of layers of a PCB can affect its weekly manufacturing capacity. For example, an order representing a higher number of layers, 12 or more, will decrease overall capacity, whereas an order for PCBs with less than 12 layers will increase overall capacity. However, the Company expects that any decreases in capacity caused by the manufacture of PCBs with a greater number of layers would be offset by a higher average panel price.

HISTORY OF THE COMPANY

The Company was organized under the laws of the State of Utah on March 1, 1985, with the primary purpose of seeking potential business enterprises which in the opinion of the Company's management would prove profitable.

The Articles of Incorporation were amended on August 26, 1985, to expand the purposes for which the Company was organized to include various types of investments. In December 1986, the Company executed a Letter of Intent with Woroner Technology Corporation of Florida, a Florida corporation and manufacturing and marketing firm of electronic systems and non-electronic products for the military and consumer markets world-wide ("Woroner Technology").

On May 14, 1987, the Company acquired all of the outstanding common stock of Woroner Technology through an exchange of its Common Stock pursuant to an Agreement and Plan of Merger. The Company succeeded to the business operations of Woroner Technology and were subsequently involved in the manufacturing and sale of these products in military and consumer markets until 1990, when these operations proved to be unsuccessful and were discontinued.

The Company was inactive from 1990 until a court ordered annual meeting of the stockholders was duly called and held on March 9, 2000, at which a new Board of Directors was elected. At a special meeting of the newly constituted Board of Directors held April 20, 2000, the Company's fiscal year end was changed from February 28 to June 30; and the Company once again became a developmental stage company, following its reinstatement as a corporation in good standing under the laws of the State of Utah.

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

On June 28, 2002, the Company entered into a letter of intent with Titan PCB West, Inc., a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards.

Effective August 30, 2002 (the "Effective Time"), through the Company's wholly-owned subsidiary Titan EMS Acquisition Corp., a Delaware corporation ("AcquisitionCo"), the Company acquired all of the capital stock of Titan PCB West through an exchange of its Common Stock pursuant to an Agreement and Plan of Merger (the "Merger"). In connection with the Merger, its fiscal year end was also changed from June 30 to August 31.

Since the recommencement of the Company's developmental stage in March 2000, and until completion of its acquisition of Titan PCB West in August 2002, the Company did not engage in any material business operations other than seeking potential acquisition or merger candidates, and as of August 30, 2002, the Company had no assets and had liabilities of $9,660.

In connection with the Merger, AcquisitionCo merged with and into Titan PCB West through the exchange of 6,880,490 shares of its Common Stock for all of Titan PCB West's outstanding shares of common stock.

On August 12, 2002, Titan PCB West acquired certain intangible assets contributed by Louis George, the Company's President and Chief Executive Officer, in exchange for 50,000 shares of Titan common stock valued at $1.50 per share, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities.

Upon the effectiveness of the Merger, the former executive officers resigned from their respective positions with us and the executive officers of Titan were duly elected as their successors as follows: David M. Marks, Chairman of the Board, and Louis J. George - President, Chief Executive Officer and Acting Treasurer. The Company's directors immediately prior to the Effective Time irrevocably resigned effective as of the close of business on September 15, 2002 and the following directors of Titan PCB West at the Effective Time were elected as its directors commencing at the close of business on September 15, 2002, each to serve until their respective successors shall have been elected and qualified: Mr. Marks, Mr. George, Gregory B. Jacobs, and Robert I. Weisberg.

On February 27, 2003, through the Company's subsidiary, Titan PCB East, the Company acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuits using a patented manufacturing process (the "HVR Flex™ Process"), for approximately $500,000 in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank. The acquired assets included equipment, work-in-progress, inventory, technology and patent licenses and customer lists. In connection with this acquisition, the Company assigned Eastern Manufacturing Corporation's rights under a license agreement with Coesen Inc., a New Hampshire corporation ("Coesen Inc."), to manufacture PCBs using the HVR Flex™ Process to Titan PCB East and Titan PCB East was granted an option to purchase certain real estate assets. The Company also entered into a lease for the facility in Amesbury, Massachusetts previously leased by Eastern Manufacturing Corporation. The Company financed the acquisition of Eastern Manufacturing Corporation's assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement.

Effective March 5, 2003, the Company purchased shares of common stock of Coesen Inc. representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of Titan common stock and $5,000 in cash. In connection with the share purchase, David M. Marks, one of Titan’s Directors, was elected to the Board of Directors of Coesen Inc. and Mr. Doane resigned as a director of Coesen Inc. In addition, Mr. Doane and the two other stockholders of Coesen Inc. entered into a stockholders agreement with Coesen Inc. dated as of March 5, 2003 pursuant to which they agreed not to take actions not in the ordinary course of business without the Company's prior written consent.

In consideration for the license rights to the proprietary technology of Coesen Inc., the Company has agreed to pay Coesen Inc. a royalty in the amount of 2.0% of revenues derived from the Company's sale of products using this technology, payable on a quarterly basis, subject to Coesen Inc. forgiving the royalty payment should certain directors of Coesen Inc. be under employment contracts with us. These Coesen directors were dismissed during the fiscal year ended August 31, 2004; whereby the Company paid them $5,000 monthly for the months of August, September and October 2004 in exchange for consulting services performed and waiver of royalties for such period of time.

On July 28, 2005, Farwell Equity Partners, LLC, a Delaware limited liability company (“Farwell”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oblio Telecom, Inc. (“Oblio”), a wholly owned subsidiary of Farwell, Oblio Telecom L.L.P., a Texas limited liability partnership (“Oblio Texas”), and Sammy Jibrin and Radu Achiriloaie, the sole owners of Oblio Texas. David Marks, its Chairman, is the managing member of Farwell. The Purchase Agreement provided for the acquisition by Oblio of substantially all of Oblio Texas’ assets, in total consideration of $29,302,000, consisting of $17,802,000 in cash, the issuance of 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock, and the issuance of an 18-month promissory note in the principal amount of $2,500,000. On August 12, 2005, since the Company lacked the financial wherewithal to complete the acquisition on its own, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Oblio Telecom, Inc. from Farwell Equity Partners, LLC in consideration of the issuance of 66,000,000 shares of the Company's common stock. In addition, the Company issued to Sammy Jibrin and Radu Achiriloaie, 375,000 shares of its common stock, par value $0.001.

The Company's corporate offices and operations are located at 44358 Old Warm Springs Boulevard, Fremont, California 94538. The Company's telephone number is (510) 824-1200. The Company has three active wholly-owned subsidiaries, Oblio Telecom, Inc., Titan PCB West and Titan PCB East, all of which maintain business offices at its principal business office in Fremont, California.

INDUSTRY BACKGROUND - OBLIO TELECOM, INC.

Prepaid and postpaid are simply two different payment options for a specific service. Postpaid service is also known as contract or billable service whereby consumers must sign a contract in order to obtain service. Prepaid, also known as pay-as-you-go and pay-in-advance, is service that is paid for prior to usage. Many consumers prefer prepaid because it offers improved budget controls, access and flexibility while not requiring deposits or constraining contracts. This method of payment has been widely used in foreign markets and is gaining acceptance in the United States. The prepaid method of payment has gained significant worldwide acceptance from many consumers including:

Cash Based Groups. Although credit is widely available in the United States, more than 90 million Americans pay for services in cash. In fact, 28 percent of American households have no credit cards. The people in these households include 1st and 2nd generations. Americans and others who prefer to use cash rather than credit.

Contract Adverse. Unlike postpaid, no contracts are required by prepaid services. Prepaid services afford greater flexibility for temporary users, travelers, and new entrants who would like to try the service without long-term commitments.

Credit Challenged. It is estimated that there are 28 million credit-challenged consumers in the U.S. alone. These consumers usually show high interest in owning a mobile phone, but lack the credit rating to qualify for postpaid plans. It has been estimated that one out of every three U.S. postpaid wireless applicants are denied contract service due to insufficient credit ratings. For the credit challenged, prepaid services may be their only viable choice.

Teenagers and Young Adults - The Yankee Group estimates that the youth market will spend more than $170 billion this year of their own money and, via their parents, influence an even greater amount of total household spending. Furthermore, prepaid programs are ideally suited for parents who want to give their children a mobile phone, but want to limit their liability.

Traditional Prepaid Consumers - As in the international markets, traditional consumers are selecting prepaid over postpaid services for numerous reasons including greater flexibility, no contractual obligation, and budget controls. Furthermore, business owners seeking to control corporate expense accounts may issue prepaid wireless or debit cards to their employees to limit spending without additional authorization.

Prepaid Long Distance

The most recent snapshot of the prepaid long distance market by Frost & Sullivan states that revenues for the total U.S. prepaid wireline long distance market reached nearly $3 billion in 2004. Prepaid long distance calls terminating within the United States accounted for approximately 57 percent of the total market revenue while international calls composed the remaining 43 percent. Frost & Sullivan forecasts also predict that international revenues will exceed domestic revenues in the prepaid long distance market.

In 2004, international prepaid wireline long distance increased in both revenues and minute demand from previous years. This trend is expected to continue through 2006 and then begin to decline as the international prepaid market surpasses the maturity stage. The international prepaid industry is being affected by emerging technologies and continues to face difficulties competing on price while maintaining a profit.

In 2004, Mexico was the largest destination of prepaid long distance calls originating in the United States, comprising approximately 45 percent of the calls made in the North American regions. This has not gone unnoticed by prepaid providers as evidenced by the numerous specialty offerings for callers to Mexico by many service providers in 2004. In addition to targeting Mexico, providers targeted such hot spots as Colombia, Brazil and India.

Prepaid Wireless

In its latest analysis of the prepaid wireless sector, leading telecommunications research firm Atlantic-ACM predicts that the prepaid sector will remain in a growth cycle, driven by significant expansion in the wireless and stored-value segments. The bulk of the growth will come from hybrid plans, which allows users to top up their available call units automatically by credit card, rather than as a pay-as-you-go plan. U.S. prepaid airtime rates are generally higher than postpaid rates on a per minute basis. However, postpaid rates are based on the subscriber using every minute of the plan each month. If the subscriber uses less minutes than allowed by the plan, the per minute rate is higher and if the subscriber goes over the contracted plan minutes they pay a penalty also raising the per minute rate. Furthermore, with prepaid competition heating up, prepaid airtime rates are decreasing faster than postpaid rates. As prepaid prices continue to fall and more parity is achieved with postpaid plans, mainstream consumers will increasingly adopt the prepaid mobile option.

New analysis from Frost & Sullivan, North American Prepaid Wireless Services Market, has revealed that revenue from subscribers totaled $4,502.4 million in 2004 and is projected to reach $8,749.1 million in 2011. According to Frost & Sullivan, some service providers and carriers are targeting the prepaid sector in an effort to garner more subscriber minutes as the postpaid wireless services market becomes increasingly saturated and much more competitive. As a result, participants are moving towards offering services that are in line with their postpaid service offerings while also strengthening potential partnerships with large branded mobile virtual network operators (MVNOs) who can provide their subscribers with differentiated data service offerings.

A MVNO is a mobile operator that does not own any radio-frequency spectrum and usually does not own a network infrastructure. To facilitate their operations, MVNOs maintain business agreements with traditional mobile operators to buy minutes of use for sale to their own customers. A study conducted by Atlantic-ACM concluded that, by 2009, MVNOs will account for nearly four of every five prepaid wireless subscribers. The same study predicted that prepaid wireless revenues will expand at a compound annual growth rate (CAGR) in excess of 20 percent.

In developed countries, such as the U.S. with high wireless penetration rates, it is necessary for service providers to promote prepaid programs to reach untapped market segments to fuel growth. Examples of these developed countries with high penetration rates include most of those in Western Europe where more than 80 percent of mobile phones now sold are prepaid and Italy where more than 90 percent of all mobile subscribers prepay their service.

INDUSTRY BACKGROUND - TITAN PCB EAST AND TITAN PCB WEST

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

Titan sees several trends in the printed circuit board manufacturing industry. These include:

Importance of Prototype Printed Circuit Board Production.  Original equipment manufacturers are placing increased emphasis on the prototype stage of printed circuit board production in order to accelerate product development. Domestically, higher volume production of printed circuit boards is becoming increasingly more competitive, as much of such production is exported to countries overseas for low cost manufacturing. The Company believes in placing a stronger emphasis on the small volume, highly complex, multi-layer prototype printed circuit boards for original equipment manufacturers in research and development companies headquartered in areas such as Silicon Valley, while the production volumes are mass-produced at other locations.

Shorter Electronic Product Life Cycles.  Rapid changes in technology are shortening the life cycles of complex electronic products and reducing the period during which products are profitable, placing greater pressure on original equipment manufacturers to bring new products to market faster. The rapid adoption of innovative electronic products is heightening the need for original equipment manufacturers to minimize the time required to advance products from prototype design to product introduction. The Company believes these time-to-market requirements are causing original equipment manufacturers to increasingly rely on printed circuit board manufacturers who have the capability to meet the technology demands of compressed product life cycles.

Increasing Complexity of Electronic Products.  The increasing complexity of electronic products is driving technological advancements in printed circuit boards. Original equipment manufacturers are continually designing more complex and higher performance electronic products, which require printed circuit boards that can accommodate higher speeds and component densities. The Company believes that original equipment manufacturers are increasingly relying upon prototype printed circuit board manufacturers who invest in advanced manufacturing process technologies and sophisticated engineering staff to accelerate product development.

SERVICES

Titan provides its customers with a competitive prototype manufacturing solution from prototype through pre-production development. Titan's services include:

Quick Turn Production.  The Company's clients are typically product and chip designers that need high quality prototype printed circuit boards on an expedited basis. The Company produces prototype printed circuit boards of various types and complexities based on its clients specifications, with delivery times ranging between 24 hours and a standard lead time of 10 days. Because the Company processes customer orders on a "quick-turn" basis, the Company does not typically have more than a two-week backlog of customer orders at any one time.

Process Development.  The Company's clients are concerned with the manufacturing yields that are generally reflected in each volume production run of a market ready printed circuit board. The Company works closely with its customers' engineering departments to develop "Design for Manufacturing" standards for future high volume production. The purpose of Titan's design assistance efforts is to determine efficient layouts of printed circuit boards to improve production yields and decrease volume production costs of a market ready printed circuit board.

System Testing.  The Company has the capability to perform several methods of electrical testing on a finished printed circuit board.

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

TECHNOLOGY

The market for the Company's products is characterized by rapidly evolving technology. In recent years, the trend in the electronic products industry has been to increase the speed, complexity and performance of components while reducing their size and cost. Although none of the Company's technology is proprietary, the Company believes its technological capabilities allow us to address the needs of manufacturers who need to bring complicated electronic products to market faster. Printed circuit boards serve as the foundation of products in electrical devices, large and small.

To manufacture printed circuit boards, the Company generally receives circuit designs directly from its customers in the form of computer data files, which are reviewed to ensure data accuracy, product manufacturability and design evaluation. Processing these computer files with computer aided design technology, the Company generates images of the circuit patterns on individual layers using advanced photographic processes. Through a variety of plating and etching processes, the Company selectively adds and removes conductive materials to form horizontal layers of thin circuits called traces, which are separated by insulating material. A finished multilayer circuit board laminates together to form a number of circuitry layers, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely tight tolerances with high accuracy. The Company specializes in high layer prototype printed circuit boards with extremely fine geometries and tolerances, and uses automated optical inspection systems to ensure consistent quality.

The Company believes the highly specialized equipment the Company uses is among the most advanced in the prototype and pre-production industry. The Company provides a number of advanced technology solutions, including:

30+ Layer Printed Circuit Boards.  Manufacturing printed circuit boards exceeding 12 layers is more difficult to accomplish due to the greater number of processes required. The Company reliably manufactures printed circuit boards up to 34 layers in a time-critical manner.

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

Sequential Lamination.  When using blind and/or buried via technology in a multi-layer printed circuit board, the Company often incorporates sequential lamination manufacturing processes. Sequential lamination uses a multiple printed circuit board construction approach that generally increases the complexity of manufacturing due to an increase in the number of production steps. The Company uses sequential lamination when there is a requirement for multiple sets of laminated, drilled and plated via assemblies.

.003" Traces and Spaces Widths.  Traces are the connecting copper lines between the different components of the printed circuit board and spaces are the distances between traces. The smaller the traces and tighter the spaces, the higher the density on the printed circuit board and the greater the expertise required to achieve a desired final yield on an order.

Aspect Ratios of up to 15:1.  The aspect ratio is the ratio between the thickness of the printed circuit board to the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. The Company can drill holes using a .013" drill bit on backpanels measuring .200" thick.

Thin Core Processing.  A core is the basic inner-layer building block material from which printed circuit boards are constructed. A core consists of a flat sheet of material comprised of glass-reinforced resin with copper foil on either side. The thickness of inner-layer cores is determined by the overall thickness of the printed circuit board and the number of layers required. The demand for thinner cores derives from requirements of thinner printed circuit boards, higher layer counts and various electrical parameters. Internal core thickness in its printed circuit boards range from as little as 0.002 inches up to 0.039 inches. By comparison, the average human hair is 0.004 inches in diameter.

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

Controlled Impedance.  High speed digital requirements demand accurate timing and high signal speeds. Differential and single ended controlled impedance printed circuit boards are manufactured to specific tolerances to meet these specifications. These customer specified impedance values are then verified prior to shipment using the Company's specialized impedance test equipment.

Computer Aided Manufacturing.  Titan utilizes Orbotech equipment and software, the worldwide leader in printed circuit board manufacturing equipment and computer aided manufacturing software. These enhancements allow the software to automate many of the tasks that were handled manually by a technician, reducing overhead and costly operator errors. The Company believes that utilizing CAD generated data from the customer at its automated optical inspection machines and final electrical test will enhance yields and reduce scrap.

CUSTOMERS AND MARKETS

Titan PCB West and Titan PCB East customers include PCB design companies, original equipment manufacturers, electronics manufacturing service providers, and contract manufacturers that serve the rapidly changing electronics industry. The Company measures customers as those companies that place at least two orders in a 12-month period.

The Company's current customers come from several different industries including the security industry, chip and semiconductor industries, contract manufacturing, telecommunication and bio-medical industries.

SALES AND MARKETING

The Company's marketing strategy focuses on establishing long-term relationships with our customers' engineering staff and new product introduction personnel early in the product development phase.

The Company's engineers, application support and managers provide support to its sales representatives in advising customers with respect to manufacturing feasibility, design review and technology limits through direct customer communication, e-mail and customer visits. In an effort to establish individual salesperson accountability for each client and the development of long term relationships, each customer is assigned one internal account manager and an outside sales representative.

The Company markets its services through four direct full time sales representatives and independent sales representatives, supervised by its Vice-President of Sales and Marketing. The Company believes there are significant opportunities for us to increase its market penetration throughout the United States through further expansion of its inside and outside direct and independent sales representatives.

SUPPLIERS

The primary raw materials used in the Company's manufacture of PCBs include copper-clad layers of fiberglass of varying thickness impregnated with bonding materials, chemical solutions such as copper and gold for plating operations, photographic film, carbide drill bits and plastic for testing fixtures.

The Company utilizes just-in-time procurement and consignment practices to maintain its raw materials inventory at low levels and works closely with its suppliers to obtain technologically advanced raw materials. Although the Company has preferred suppliers for some raw materials, the materials the Company uses are generally readily available in the open market through numerous suppliers with the exception of one supplier of laminate material requested for use by its customers in less than 25% of its production. In addition, the Company periodically seeks alternative supply sources to ensure that the Company is receiving competitive pricing and service. Adequate amounts of all raw materials have been available in the past and the Company believes this availability will continue in the foreseeable future.

COMPETITION

The PCB industry is highly fragmented and characterized by intense competition. The Company's principal competitors include, but are not limited to: DDI, Cirrexx, Harbor, Sanmina and Tyco.

The Company believes it competes favorably on the following competitive factors:

•	Pricing;
•	capability and flexibility to produce customized complex products;
•	ability to offer time-to-market capabilities;
•	ability to offer time sensitive PCB manufacturing capabilities;
•	consistently high-quality product; and
•	outstanding customer service.

In addition, the Company believes that its continuous evaluation and early adoption of new or revised manufacturing and production technologies and processes also gives us a competitive advantage. The Company believes that manufacturers like us, who have the ability to manufacture PCBs using advanced technologies such as blind and buried vias, higher layer count, larger panel size and finer traces and spaces widths along with improved process management have a competitive advantage over manufacturers who do not possess these technological and process capabilities. The Company believes these advanced manufacturing and production technologies are increasingly replacing obsolete older technologies that do not provide the same benefits. The Company's future success will depend in large part on whether the Company is able to maintain and enhance its manufacturing capabilities as new manufacturing and production technologies gain market share.

 Some of the Company's competitors are likely to enjoy substantial competitive advantages, including:

•	greater financial and manufacturing resources that can be devoted to the development, production and sale of their products;
•	more established and broader sales and marketing channels;
•	more manufacturing facilities worldwide, some of which are closer in proximity to its customers;
•	manufacturing facilities which are located in countries with lower production costs; and
•	greater name recognition.

GOVERNMENTAL REGULATION

The Company's operations are subject to federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, the Company is subject to regulations promulgated by:

•	the Occupational Safety and Health Administration pertaining to health and safety in the workplace;
•	ISO, DSCC and other facility/manufacturing process agencies;
•	the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and
•	corresponding state agencies.

To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, the Company may be required to incur substantial additional expenditures.

Forward Looking Information/Risk Factors

          Statements in this report concerning the future revenues, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition and business of Titan Global Holdings, Inc. are “forward-looking” statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company’s actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company’s operations and business environment, including:

Risks Relating to the Company’s Business:

If the Company is unable to obtain additional funding, its business operations will be harmed and if the Company does obtain additional financing, its then existing shareholders may suffer substantial dilution.
The Company will require additional funds to sustain and expand its sales and marketing activities. Additional capital will be required to effectively support the operations and to otherwise implement its overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict its ability to grow and may reduce its ability to continue to conduct business operations. If the Company is unable to obtain additional financing, the Company will likely be required to curtail its marketing and development plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to its then existing shareholders.

The Company's independent registered public accounting firm has expressed substantial doubt about its ability to continue as a going concern, which may hinder its ability to obtain future financing.

 As a result of significant operating loses, high debt levels and negative working capital, the Company's independent registered public accounting firm in their report on our financial statements for the fiscal year ended August 31, 2005, raised substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is subject to its ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The Company's continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The Company's limited operating history does not afford investors a sufficient history on which to base an investment decision.
The Company was incorporated in 1985 and had no material operations between 1990 and early 2000. The Company recommenced its development stage in early 2000, and had no material operations from such time until the Company acquired Titan PCB West, Inc. Titan PCB West's predecessor, SVPC, commenced its operations in July 2001. In August 2005, the Company acquired Oblio Telecom, Inc., which commenced operations in 1996. For the fiscal years ended December 31, 2004 and 2003, Oblio generated revenues of approximately $146,873,000 and $163,662,000, respectively. Its net income for those periods was $10,588,567 and $12,625,409, respectively. However, the Company has limited operating histories of its two segments. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the limited circuit board and telecommunications industries. Such risks include the following:

•	competition;
•	need for increased acceptance of products;
•	ability to continue to develop and extend its brand identity;
•	ability to anticipate and adapt to a competitive market;
•	ability to effectively manage rapidly expanding operations;
•	amount and timing of operating costs and capital expenditures relating to expansion of its business, operations, and infrastructure;
•	ability to provide superior customer service; and
•	dependence upon key personnel.

The Company cannot be certain that its business strategy will be successful or that the Company will successfully address these risks. In the event that the Company does not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected. Information regarding all its past operations prior to the merger with Titan PCB West can be found in its reports and registration statements that have been previously filed with the Securities and Exchange Commission.

The Company may be unable to integrate successfully Oblio’s business and realize the full benefits of the combined business.
The acquisition of Oblio involves the integration of businesses that have previously operated separately. The difficulties of combining the operations of these businesses include:

•	the challenge of effecting integration while carrying on the ongoing businesses;
•	the necessity of coordinating geographically separate organizations; and
•	integrating personnel with diverse business backgrounds.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of Titan’s or Oblio’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on its business, financial condition or results of operations.

If the Company is unable to retain the services of key personnel or if the Company is unable to successfully recruit qualified managerial and sales personnel having experience in business, the Company may not be able to continue its operations.

The Company's success depends to a significant extent upon the continued service of Mr. David Marks, its Chairman, and Mr. Curtis Okumura, its Chief Executive Officer and President. Loss of the services of Messrs. Marks or Okumura could have a material adverse effect on its growth, revenues, and prospective business. The Company may not be able to retain its executive officers and key personnel or attract additional qualified management in the future. In addition, in order to successfully implement and manage its business plan, the Company will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense.

Oblio depends on experienced management and key technical employees. If it is unable to retain or hire such management and key technical employees in the future, then its ability to improve and implement new systems could be adversely affected. Oblio’s growth is expected to continue to place, significant demands on all aspects of its business including its management, financial, technical and administrative personnel and systems. Its future operating results will depend upon its ability to manage growth, including improving and implementing new systems and attracting, retaining, training, managing and motivating skilled employees, particularly technical personnel. There can be no assurance that a sufficient number of skilled employees will continue to be available to Oblio or that it will be successful in training, retaining and motivating current or future employees or that such employees will achieve expected levels of performance. In addition, as Oblio increase its product offerings and expand its target markets, there will be additional demands on its sales and marketing resources. Oblio is especially dependent of the services of its CEO, Sammy Jibrin and its COO, Radu Achiriloaie. Oblio has entered into employment agreements with Messrs. Jibrin and Achiriloaie; however Oblio may not be able to retain its executive officers and key personnel or attract additional qualified management in the future.

The Company does not maintain key-man insurance on the lives of Messrs. Marks, Okumura, Jibrin or Achiriloaie. In addition, there can be no assurance that the Company will be able to find, attract and retain existing employees or that the Company will be able to find, attract and retain qualified personnel on acceptable terms.

The Company is dependent upon a small number of customers for a large portion of its sales, and a decline in sales to major customers could materially adversely affect its results of operations.
A relatively small number of customers are responsible for a significant portion of the Company's net sales. For the years ended August 31, 2005 and 2004, ten customers accounted for 36% and 33% of its sales, respectively. No single customer accounted for 10% or more of its net sales. The Company's principal customers may not continue to purchase products from us at past levels, and the Company expects a significant portion of its net sales will continue to be generated by a small number of customers. The Company's customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which its customers participate. The loss of one or more major customers or a decline in sales to its major customers could significantly harm its business and results of operations. In addition, the Company generates significant accounts receivable in connection with providing services to its customers. If one or more of the Company's significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, the Company's business, prospects, financial condition, and results of operations will be materially and adversely affected.

Oblio’s target customers are recent immigrants who after becoming integrated in American society may opt to use traditional residential phone services.
The majority of Oblio’s customers are recent immigrants who have not yet established credit histories or who still have family residing in their home countries. As they become integrated into American society and establish credit histories they may opt to use traditional service providers, which often offer bundled services at discounts to consumers. In addition as their families migrate to the United States, their need for prepaid long-distance phone cards will diminish. If Oblio loses its target customers, its revenues will decline and it may be forced to cease operations.

The Company's financial results may fluctuate from period to period as a result of several factors which could adversely affect its stock price.
The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of its control. Because of its limited operating history the Company believes that period to period comparisons of its operating results may not be a good indication of future performance. It is possible that its future operating results may be below the expectations of investors or market analysts. If this occurs, the Company's stock price may decrease. Factors that will impact its financial results include:

•
the amount and timing of capital expenditures and other costs relating to the implementation of the Company's business plan, including acquisitions of, and investments in, competing or complementary companies or technologies;

•	the Company's introduction of new products or services by its competitors;
•	pricing changes in the PCB manufacturing, assembly industries or in the telecom industry;
•	technical difficulties with respect to the use of the Company's products;
•	regulatory changes; and
•	general economic conditions and economic conditions specific to the PCB manufacturing and telecom industries.

As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition, and results of operations.

The Company's results of operations are subject to fluctuations and seasonality in the demand for PCBs, and because many of its operating costs are fixed, even small revenue shortfalls would materially decrease its gross margins.

The Company's results of operations vary for a variety of reasons, including:

•	timing of orders from and shipments to major customers;
•	the levels at which the Company utilizes its manufacturing capacity;
•	the levels at which the Company subcontracts its products overseas;
•	changes in the pricing of our products or those of its competitors;
•	changes in our mix of revenue generated from quick-turn versus standard lead time production;
•	expenditures or write-offs related to acquisitions; and
•	expenses relating to expanding its existing manufacturing facilities.

A significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Accordingly, even a relatively small revenue shortfall would materially decrease its gross margins. In addition, depending on the patterns in the capital budgeting and purchasing cycles of its customers and its end-markets served and the seasonality of the computer industry generally, its sales may be subject to seasonal fluctuation. Such seasonal trends may cause fluctuations in its quarterly operating results in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, its future quarterly operating results may fluctuate and may not meet the expectations of investors. If this occurs, its ability to raise future equity financing from existing or new investors, and its ability to borrow further under its credit facilities, may be materially adversely impacted.

Because the Company sells on a purchase order basis, the Company is subject to uncertainties and variability in demand by its customers, which could decrease revenue and materially adversely affect its operating results.

The Company sells to customers on a purchase order basis rather than pursuant to long-term contracts and, consequently, its net sales are subject to short-term variability in demand by its customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by its customers vary due to:

•	customer attempts to manage inventory;
•
changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of PCB manufacturers used or to manufacture their own products internally; and

•	variation in demand for its customers' products.

Because in the Company's PCB manufacturing business the Company processes customer orders on a "quick-turn" basis, the Company does not typically have more than a two-week backlog of customer orders at any one time, and therefore cannot easily predict future revenues. Significant or numerous terminations, reductions or delays in its customers' orders could materially adversely impact its operating results. In the event that the Company does not successfully address these risks, its business, prospects, financial condition and results of operations will be materially and adversely affected.

If the Company experiences excess capacity due to variability in customer demand, its gross margins may fall.
  The Company generally schedules its quick-turn production facility at less than full capacity to retain its ability to respond to unexpected additional quick-turn orders. However, if these orders are not made, the Company may forego some production and could experience excess capacity. When the Company experiences excess capacity, its sales revenue may be insufficient to fully cover its fixed overhead expenses and its gross margins will fall. Conversely, the Company may not be able to capture all potential revenue in a given period if its customers' demands for quick-turn services exceeds its capacity during that period.

The Company is in the process of expanding its business into new products and services and may not be able to compete effectively with other companies who have been in these businesses longer than the Company has.
The Company is in the process of expanding its business operations to include rigid-flex and back-plane assembly operations. The Company will be competing with companies that have substantially greater financial and manufacturing resources than the Company and who have been providing these services longer than us. The Company may not be able to successfully compete on this basis with more established competitors.

If the Company cannot successfully manage expansion of its existing operations and any future growth, the Company will experience an adverse effect on its results of operations.
 The Company is expanding its product offerings to include rigid-flex back-plane assemblies and wireless communications. The Company is also engaged in an ongoing strategy of growth through acquisition. To manage the expansion of its operations and any future growth, the Company will be required to:

•	improve existing and implement new operational, financial and management information controls, reporting systems and procedures;
•	hire, train and manage additional qualified personnel;
•	expand its direct and indirect sales channels; and
•	effectively transition its relationships with its customers, suppliers and partners to operations under the Company's Titan brand.

The Company’s strategy of growth through acquisition is inherently risky.
As part of the Company’s business strategy, the Company expects that it will continue to grow by acquiring businesses, assets or product lines that complement or expand its existing business. The Company is currently focusing on integrating its acquisitions made to date and do not have any existing agreements or arrangements relating to any additional acquisitions. However, the Company’s management is regularly evaluating marketplace opportunities in its industry, including possible asset or share acquisitions to see if they would fit into its growth strategy.

The Company’s acquisition of companies and businesses and expansion of operations involve risks, including the following:

•	the potential inability to identify the companies best suited to its business plan;
•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;
•	difficulties in managing production and coordinating operations at new sites;
•	the potential need to restructure, modify or terminate customer relationships of the acquired company; and
•	the loss of key employees of acquired operations.

The occurrence of any one or more of these risks could result in a material adverse effect on its operations.

Oblio’s growth strategy depends, in part, on the Company acquiring complementary businesses and assets and expanding its existing operations, which it may be unable to do.
Oblio’s growth strategy is based, in part, on its ability to acquire other telecommunications and complimentary businesses and assets. The success of this acquisition strategy will depend, in part, on its ability to accomplish the following:

•	identify suitable businesses or assets to buy;
•	complete the purchase of those businesses on terms acceptable to Oblio;
•	complete the acquisition in the time frame Oblio expects;
•	improve the results of operations of the businesses that Oblio buys and successfully integrate its operations into its own; and
•	avoid or overcome any concerns expressed by regulators.

There can be no assurance that Oblio will be successful in pursuing any or all of these steps. Oblio’s failure to implement its acquisition strategy could have an adverse effect on other aspects of its business strategy and its business in general. Oblio may not be able to find appropriate acquisition candidates, acquire those candidates that it identifies or integrate acquired businesses effectively or profitably.

    The Company may determine to use, its capital stock as payment for all or a portion of the purchase price for acquisitions. If Oblio issues significant amounts of its capital stock for such acquisitions, this could result in substantial dilution of the equity interests of its stockholders.

The Company's strategy of growth through acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt.
 Future acquisitions may be made through the issuance of additional shares of its capital stock. Holders of its common stock are subject to the risk of substantial dilution to their interests as a result of any such issuances. In addition, although the Company tries to avoid any incurrence of indebtedness in connection with acquisitions, any such incurrence of additional debt by us, in light of its current high-level of indebtedness, may not be sustainable.

Average selling prices of the Company's products may decrease which could result in a decrease in its gross margins and unit sales volume.
The average selling prices for the Company's products may be lower than expected as a result of competitive pricing pressures, technological advances and customers who negotiate price reductions. A majority of its revenues are generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics or telecommunications industries could result in intensified price competition, a decrease in its gross margins and unit volume sales and materially affect its business, prospects, financial condition and results of operations. Historically, the trend in the Company's industry has been for prices to decrease as technological innovations become widespread.

Many of the Company's competitors are larger and have greater financial and other resources than the Company does and those advantages could make it difficult for the Company to compete with them.
 The PCB manufacturing and  telecommunications industries are extremely  competitive and  include several companies that  have achieved substantially greater market shares than the Company has, and  have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than the Company does. If overall demand for its products should decrease it could have a materially adverse affect on its operating results.

The Company faces intense competition both in the PCB manufacturing and telecom industries.
 The Company may be at a competitive disadvantage with respect to price for volume production when compared to manufacturers with lower cost facilities in Asia and other locations. The Company believes price competition from PCB manufacturers in Asia and other locations with lower production costs may play an increasing role in the market for volume production. The Company currently has a partnership with a company that has offshore facilities in lower cost locations, such as Asia. While historically the Company's competitors in these locations have produced less technologically advanced PCBs, they continue to expand their technology to include higher technology PCBs. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share in the market for higher technology PCBs, which may force us to lower its prices, reducing its revenue, gross profit, and cash flow from operations.

Oblio faces significant intense competition in the prepaid calling card business. The market for telecommunications services is extremely competitive. Many companies offer products and services like Oblio’s, and some of these companies have a superior presence in the markets that Oblio serve. Oblio competes with many of the established long distance providers, including, but not limited to MCI, Sprint, and Regional Bell Operating Companies as well as other prepaid phone card distributors such as IDT. These companies are substantially larger and have greater technical, engineering, personnel resources, longer operating histories, greater name recognition and larger customer bases than Oblio. In addition, many of these companies have substantially greater financial, distribution and marketing resources than Oblio. Oblio may not be able to compete successfully with these companies. If Oblio does not succeed in competing with these companies, Oblio will lose customers and its revenue will be substantially reduced, and its business, financial condition and results of operations may be materially and adversely affected.

Pricing pressures and increasing use of Voice over Internet Protocol (“VoIP”) technology may lessen Oblio’s competitive pricing advantage.
In recent years, the price of telephone service has generally fallen. The price of telephone service may continue to fall for various reasons, including the adoption of VoIP technology by communications carriers and the marketing of VoIP directly to consumers. Some VoIP offerings permit consumers to select an area code different from the area in which they live, thus allowing the consumer to make long distance calls without incurring long distance charges if a call is made to a number in that area code regardless of geography. Because VoIP is digital, it may also offer features and services that are not available with a traditional phone. In addition many VoIP providers and other providers using VoIP technology are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. The overall effect of these developments may be to reduce the price of local and long distance calls. Oblio would then have to rely on factors other than price to differentiate its product offerings, which it may not be able to do. If Oblio is not able to do so, its business, financial condition and results of operations may be materially and adversely affected.

If the Company is unable to respond to rapid technological changes in the PCB manufacturing and telecom industries, the Company may not be able to compete effectively.
The market for PCBs is characterized by rapidly changing technology and continual implementation of new production processes. The future success of its business will depend in large part upon its ability to maintain and enhance its technological capabilities, to develop and market products that meet changing customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. The Company expects that the investment necessary to maintain its technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. In light of the Company's current financial condition, the Company may not be able to borrow additional funds in order to respond to technological changes as quickly as its competitors. In addition, the PCB industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. The Company may not respond effectively to the technological requirements of the changing market. If the Company needs new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments.

Currently Oblio derives substantially all of its revenues from the sale of prepaid long distance phone cards. The prepaid products industry is characterized by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Oblio’s success will depend, in significant part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products and services that meet customer demands. Oblio anticipates new products to be developed and introduced by other companies that compete with its products and services. The proliferation of new telecommunications technology, including personal and voice communication services over the internet, may reduce demand for long distance services, including prepaid phone cards. There can be no assurance that Oblio will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by its current and future competitors. In addition, Oblio may not have access to sufficient capital for its research and development needs in order to develop new products and services.

In the event that the Company does not successfully address these risks, its business, prospects, financial condition, and results of operations would be materially and adversely affected.

The Company relies on suppliers for the raw materials used in manufacturing the Company's PCBs.
 The Company currently orders the raw materials that it uses in the manufacture of PCBs from a limited number of preferred suppliers. Although the Company believes that the materials it uses are generally readily available in the open market and numerous other suppliers of such materials exist, any disruption of the supply of such raw materials could have a material adverse effect on its operations.

There may be shortages of raw materials which could cause us to curtail the Company's manufacturing or incur higher than expected costs.
To manufacture its PCBs, the Company uses raw materials such as laminated layers of fiberglass, copper foil and chemical solutions which the Company orders from its suppliers. Although the Company has preferred suppliers for most of its raw materials, the materials it uses are generally readily available in the open market and numerous other potential suppliers exist. However, from time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, its gross margins decrease as it has to pay more for its raw materials.

The Company’s manufacturing process depends on the collective industry experience of its employees in its industry. If these employees were to leave the Company and take this knowledge with them, the Company’s manufacturing process may suffer and it may not be able to compete effectively.
Except to the extent enjoyed by virtue of the Company's license rights to Coesen's proprietary HVRFlexTM Process, the Company does not have patent or trade secret protection for its manufacturing process, but instead relies on the collective experience of its employees in the manufacturing process to ensure the Company continuously evaluates and adopts new technologies in its industry. As of November 10, 2005, the Company had 176 employees, of whom 134 were involved in manufacturing and engineering. Although the Company is not dependent on any one employee, if a significant number of its employees involved in its manufacturing process were to leave its employment and the Company was not able to replace these people with new employees with comparable experience, its manufacturing process may suffer as the Company may be unable to keep up with innovations in the industry. As a result, the Company may not be able to continue to compete effectively.

The Company may be exposed to intellectual property infringement claims by third parties which could be costly to defend, could divert management's attention and resources and, if successful, could result in liability.
The PCB industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. In connection with the Company's acquisition of assets from Eastern Manufacturing Corporation in February 2003, the Company was assigned Eastern Manufacturing Corporation's license rights to Coesen's HVRFlex Process for use in connection with its manufacture of rigid-flex PCBs. The Company does not have license rights, patent or trade secret protection for its other manufacturing processes, and the Company could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. Although the Company is not aware of any infringement proceedings or claims against it, any claims relating to an alleged infringement, even if not meritorious, could result in costly litigation and divert management's attention and resources.

PCBs that the Company manufactures may contain design or manufacturing defects, which could result in reduced demand for its services and liability claims against the Company.
 The Company manufactures PCBs to its customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite its quality control and quality assurance efforts. Defects in the products the Company manufactures, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, its business reputation may be impaired. Since the Company's products are used in products that are integral to its customers' businesses, errors, defects or other performance problems could result in financial or other damages to its customers, for which the Company may be legally required to compensate them. Although the Company purchase orders generally contain provisions designed to limit its exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Although the Company has not yet been subject to any action or suit for design or manufacturing defects nor received any material complaints alleging design or manufacturing errors, the Company can provide no assurances that the Company will not receive any such complaints or be sued on such grounds in the future. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

The Company’s failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to its manufacturing processes.
The Company’s operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of such materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because the Company's manufacturing process uses and generates materials classified as hazardous such as ammoniacal etching solutions, copper and nickel. In addition, because the Company uses hazardous materials and generate hazardous wastes in its manufacturing processes, the Company may be subject to potential financial liability for costs associated with the investigation and remediation of its own sites, or sites at which the Company has arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if the Company fully complies with applicable environmental laws and the Company is not directly at fault for the contamination, the Company may still be liable. The wastes the Company generates includes spent ammoniacal etching solutions, solder stripping solutions and hydrochloric acid solution containing palladium; waste water which contains heavy metals, acids, cleaners and conditioners; and filter cake from equipment used for on-site waste treatment. The Company believes that its operations substantially comply in all material respects with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of its effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of its facilities, materially adversely affect its revenue and cause its common stock price to decline. Even if the Company ultimately prevails, environmental lawsuits against us would be time consuming and costly to defend. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. The Company operates in environmentally sensitive locations and is subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling or disposal might require a high level of unplanned capital investment and/or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may materially adversely affect the Company's business, prospects, financial condition and results of operations.

The Company’s principal stockholders, officers and directors own a controlling interest in itsvoting stock and investors do not have any voice in the Company’s management.
The Company’s principal stockholders, officers and directors, in the aggregate, beneficially own approximately 84.38% of its outstanding common stock. Two of the Company’s stockholders, Irrevocable Children’s Trust and Farwell Equity Partners, LLC, hold approximately 81.71% of its outstanding common stock. David Marks, the Company’s Chairman, is one of two trustees of Irrevocable Children’s Trust and is the Managing Member of Farwell Equity Partners, LLC. Mr. Marks has sole voting and dispositive authority with respect to the shares of stock held by Irrevocable Children's Trust and Farwell Equity Partners, LLC. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including:

•	election of its board of directors;
•	removal of any of its directors;
•	amendment of its certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, the Company's principal stockholders, directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by its principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of its common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce its stock price or prevent its stockholders from realizing a premium over its stock price.

Stockholders should not expect dividends.
The Company has not paid dividends or other distributions and does not intend to pay dividends or other distributions for the foreseeable future, and the Company intends to reinvest all of its earnings in the development of its business. In addition, the Company may enter into agreements with lenders or other financing parties that restrict or prohibit the payment of dividends or other distributions. In particular, the Company's credit facilities with Laurus Master Fund and CapitalSource restrict its ability to pay dividends. Accordingly, no assurance can be given that the Company will pay any dividend or other distributions to the holders of its capital stock.

Risk Factors relating specifically to Oblio’s business

Oblio’s inability to enter into carrier agreements with foreign partners in the future could materially and adversely affect its ability to compete in foreign countries, which could reduce the Company's revenues and profits.
Oblio’s calling cards are currently distributed within the United States. Oblio is exploring opportunities to market and sell its cards to foreign distributors. Oblio will have to rely upon carrier agreements with foreign partners in order to provide telecommunication services to foreign customers. These carrier agreements are often negotiated for finite terms and, therefore, there can be no guarantee that these agreements will be renewed. Oblio’s ability to compete in foreign countries would be adversely affected if it is not able to enter into carrier agreements with foreign partners to provide telecommunications services to its customers, which could result in a reduction of Oblio’s revenues and profits. In addition, there are certain risks inherent in doing business on an international basis, including:

•	changing regulatory requirements, which vary widely from country to country;
•	action by foreign governments or foreign telecommunications companies to limit access to its services;
•	legal uncertainty regarding liability, tariffs and other trade barriers;
•	economic and political instability; and
•	potentially adverse tax consequences.

Oblio’s revenues and growth will suffer if its distributors and sales representatives fail to effectively market and distribute its prepaid calling card products and other services.
Oblio relies on its distributors for distribution of its prepaid calling card products and services, many of which sell services or products of other companies. Oblio’s distributors offer its calling cards through retail locations such as convenience stores, newsstands, delicatessens, gasoline stations, check cashing centers, supermarkets and drug stores. As a result, Oblio cannot control whether these distributors and their sales representatives will devote sufficient efforts to selling Oblio’s products and services. In addition, Oblio may not succeed in finding capable retailers and sales representatives in new markets, which Oblio may enter. If its distributors or their sales representatives fail to effectively market or distribute Oblio’s prepaid calling card products, Oblio’s ability to generate revenues and increase its customer base could be substantially impaired.

Oblio is affected by government regulations in the United States, which may delay or hinder its ability to provide services and products.
The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or Oblio can be predicted at this time.

The telecommunications industry is highly regulated in the United States at the federal, state and local levels. Various international authorities may also seek to regulate the services provided or to be provided by Oblio. Federal laws and the regulations of the Federal Communications Commission (FCC) generally apply to interstate telecommunications, while state public utility commissions, public service commissions or other state regulatory authorities generally exercise jurisdiction over telecommunications that originate and terminate within the same state.

The FCC and state regulatory authorities may address regulatory non-compliance with a variety of enforcement mechanisms, including monetary forfeitures, refund orders, injunctive relief, license conditions, and/or license revocation. The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to telecommunications companies. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on its business, financial condition and results of operations.

The sale of long distance telephone service through prepaid phone cards may be subject to “escheat” laws in various states. These laws generally provide that payments or deposits received in advance or in anticipation of the provision of utility services, including telephone service, that remain unclaimed for a specific period of time after the termination of such services are deemed “abandoned property” and must be submitted to the state. In the event such laws are deemed applicable, Oblio may be required to deliver such amounts to certain states in accordance with these laws, which could have a material adverse effect on its business, financial condition or results of operations.

Pursuant to the Telecommunications Act of 1996, the FCC was granted the authority to implement certain policy objectives, including the establishment of the Universal Service Fund. The purpose of the Universal Service Fund is to subsidize the provision of local telecommunications services to low-income consumers, schools, libraries, health care providers and rural and insular areas that are costly to serve. Pursuant to a FCC order, Universal Service Fund contributions are generally equal to approximately four percent of a carrier’s interstate and international gross revenues, and approximately one percent of its intra-state “end user” gross revenues, effective January 1, 1998. The FCC will adjust the amount of these contributions each calendar quarter, and they may increase significantly in future periods. Oblio’s underlying carriers may pass their respective costs through to Oblio.

The taxation of prepaid telephone card sales and use is evolving and is not specifically addressed by the laws of many states. Some states and localities charge a tax on the point-of-sale purchase of prepaid telephone cards while others charge a tax on usage of prepaid telephone cards. Although Oblio does not have funds reserved specifically for this purpose, it believes that it has adequate working capital for any taxes it may ultimately be required to pay, there can be no assurance that this will be the case. In addition, certain authorities may enact legislation which specifically provides for taxation of prepaid telephone cards or other services provided by Oblio or may interpret current laws in a manner resulting in additional tax liabilities to Oblio.

Risks Relating to the Company’s Common Stock:

If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.
Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board. As a result, the market liquidity for its securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

The Company’s common stock is subject to the "Penny Stock" rules of the SEC and the trading market in its securities is limited, which makes transactions in its stock cumbersome and may reduce the value of an investment in its stock.
The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of the Company's common stock and cause a decline in the market value of its stock.

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

The issuance of shares upon conversion of the Oblio preferred stock, convertible notes and exercise of outstanding warrants and options may cause immediate and substantial dilution to the Company’s existing shareholders.

As of the date of this report, we had 101,332,638 shares of common stock issued and outstanding and the Company had convertible notes which could require the issuance of 3,989,388 additional shares of common stock to Laurus Master Fund, Ltd., convertible preferred stock of Oblio which is convertible into 6,540,000 shares of the Company’s common stock, and options and warrants which could require the issuance of 1,045,000. The issuance of shares upon conversion of the Oblio preferred stock, convertible notes and exercise of warrants and options may result in substantial dilution to the interests of other stockholders since the holders may ultimately convert and sell the stock at a price lower than the current market prices. Although Laurus may not convert their convertible notes if such conversion would cause them to beneficially own more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus from converting some of their holdings, selling the shares obtained and then converting the rest of their holdings. In this way, Laurus could sell more than this limit while never holding more than this limit. In addition, pursuant to the Amended and Restated Convertible Term Note Agreement dated June 29, 2004, Laurus may void the 4.99% beneficial ownership limitation upon 75 days notice to the Company upon the occurrence of an Event of Default. This could result in Laurus holding more than 4.99% of our outstanding stock.

Risks relating to the Company’s current financing arrangements

If the Company is required for any reason to repay its outstanding secured convertible notes to Laurus at an unexpected time, the Company could deplete its working capital. The Company’s inability to repay the secured convertible notes, if required, could result in legal action against us, which could require the sale of substantial assets.

In November 2003 and March 2004, the Company entered into various agreements, as subsequently amended, with Laurus for the sale of up to $5,500,000 principal amount of secured promissory notes. Any event of default such as the Company’s failure to repay the principal, interest or fees when due, the Company’s failure to perform under and/or commit any breach of the security agreements or any ancillary agreement, could require the early repayment of the secured convertible notes at a rate of 125%, including a default interest rate on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

As of the date of this report, the Company is not currently in compliance with its obligations to have a registration statement registering shares of common stock issuable to Laurus upon conversion of convertible notes and shares issued to Laurus in August 2005 declared effective within 90 days of the closing of the Company’s acquisition of Oblio. Although the Company has filed a registration statement which includes the shares, such registration has not yet been declared effective. The Company’s failure to comply with the Laurus registration obligations constitutes an event of default which entitles Laurus, an amount in cash equal to 1.0% for each thirty (30) day period, on a daily basis, of the original principal amount of the convertible notes. The Company has not had discussions concerning the status of the Company’s obligations and Laurus has not given any indication that they intend to demand payment of the obligations due to them. However, any such demand would be detrimental to the Company’s financial condition as it may not have sufficient cash to repay the Laurus obligations. Further, the Company granted a security interest to Laurus in substantially all of its assets.

If an event of default occurs under the security agreement, secured convertible notes, stock pledge agreement, Laurus could take possession of all the Company’s and its subsidiaries’, Titan PCB East and Titan PCB West, assets.

In connection with the security agreement entered into in November 2003, as subsequently amended, the Company executed a stock pledge agreement in favor of Laurus granting them a first priority security interest in the common stock of its subsidiaries, Titan PCB East, Inc. and Titan PCB West, Inc. In addition the Company granted to Laurus a security interest on all of the Company’s and its subsidiaries' goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement and stock pledge agreement provide that upon the occurrence of an event of default under any agreement with Laurus, Laurus shall have the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Company’s obligations under these agreements. Any attempt by Laurus to foreclose on the Company’s assets could likewise cause the Company to curtail its current operations.

Oblio is in default under the loan agreement with CapitalSource, accordingly Capital Source has the option to accelerate the obligations pursuant to the Loan Agreement.

On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with this Credit and Security Agreement. The defaults deal with not maintaining minimum EBITDA as stated in the loan covenants. Oblio was also advised that CapitalSource believed Oblio had defaulted on certain representations and covenants. Although, Oblio has met all monetary obligations to CapitalSource, CapitalSource has the right to increase the interest rate on the Revolving Loan and the Term Loan by 4% per annum with Oblio being assessed an interest rate of 11.75% on the Revolving Loan and 14.75% on the Term Loans. In addition Oblio may be assessed a non-compliance fee of approximately $6,500 per day. Although the occurrence of the Events of Default permit CapitalSource to accelerate the obligations, Oblio was advised that except for the penalties described above, CapitalSource is not taking any immediate action with respect to the default. Any attempt by CapitalSource to foreclose on Oblio’s assets could cause Oblio to curtail its operations which could significantly impact the Company’s financial results.

EMPLOYEES

As of December 13, 2005, Titan PCB West and Titan PCB East had approximately 163 full time direct employees, none of whom were represented by unions. Of these employees, 134 were involved in manufacturing and engineering, 14 were in sales, customer/sales support, and marketing and 15 worked in management, accounting, systems and other support capacities.

Oblio currently has 13 full-time employees. Of these 2 were involved in management, 2 in shipping and inventory, 6 in administrative/accounting and 3 in sales.

The Company has not experienced any labor problems resulting in a work stoppage and it believes that the Company has good relations with its employees. The Company does not expect any significant increase in the size of its labor force as a result of near term organic growth.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s current facilities are as follows:

LOCATION	SQUARE FEET	PRIMARY USE	LEASE TERMS

Fremont, CA	27,984 sq ft	Current office & California Manufacturing Facility	Sub-lease expires January, 2009; lease payment of $26,865 per month

Amesbury, MA	Three parcels: 57,033 sq ft 2.168 acres 2.478 acres	Manufacturing Facility/Office	Lease expires February 28, 2009; lease payments of $21,500 per month

Richardson, TX	5,900 sq ft	Office/Warehouse	Lease expires April 30, 2007; lease payments of $3,693 per month

The Company's facility in Amesbury, Massachusetts concentrates on time-sensitive manufacturing orders for PCBs and has the ability to produce products using rigid bare-board and the patented HVRFlexTM process that the Company licenses from Coesen. This location also includes front offices for its East Coast operations and storage facilities for inventory in addition to a complete manufacturing facility on the Amesbury, Massachusetts campus. The entire location consists of two distinct buildings.

Oblio conducts all of its business from its Richardson, TX location.

The Company believes its Fremont, California, Amesbury, Massachusetts and Richardson, Texas facilities will be adequate for its current operating needs and continued near term growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

On July 29, 2005, the Company was served with a summons from Hytek Services ("Hytek"); whereby Hytek alleged that it had lost an account as a result of Titan PCB West, Inc.'s ("Titan") negligence and defective boards and also alleges that Titan violated the Non-Disclosure Agreement by utilizing Hytek's confidential information and hiring an ex-Hytek employee. This lawsuit was filed seeking damages of approximately $400,000 after Titan attempted to collect an extremely old accounts receivable due Titan from Hytek in the amount of $145,000. The Company contends that Hytek's complaint is without merit and the amount owed Titan will be collectible. As a precaution, the Company fully reserved for this $145,000 as a reserve against bad debts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On September 16, 2005, Farwell Equity Partners, the holder of 71,833,333 shares of common stock of the Company constituting 70.89% of the Company’s voting stock consented to a change of name of the Company from Ventures National Incorporated to Titan Global Holdings, Inc. An Information Statement was mailed to the Company's shareholders advising of the action taken by the Company's majority shareholder.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's shares are traded on the OTC Bulletin Board, the symbol was TTGH until November 14, 2005 when the Company changed its name to Titan Global Holdings, Inc. and its ticker symbol was changed to TTGL. The Company's shares have been traded on the OTC Bulletin Board since September 21, 2002. Prior to September 21, 2002, there was no "public market" for shares of its common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock since September 21, 2002:
	High	Low
2004
First Quarter ended November 30, 2003	$1.47	$0.60
Second Quarter ended February 29, 2004	0.83	0.42
Third Quarter ended May 31, 2004	0.70	0.39
Fourth Quarter ended August 31, 2004	0.67	0.36

2005
First Quarter ended November 30, 2004	0.44	0.25
Second Quarter ended February 28, 2005	0.29	0.14
Third Quarter ended May 31, 2005	0.20	0.09
Fourth Quarter ended August 31, 2005	0.64	0.11

2006
First Quarter (1)	0.65	0.18

(1) As of December 13, 2005

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the Standard & Poor's ComStock, Inc. & Media General Financial Services.

On December 13, 2005, the last reported sale price for the Common Stock on the Over-the-Counter Bulletin Board Market was $0.18 per share. As of December 13, 2005, there were approximately 1,600 holders of record of Common Stock.

The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. It is the Company’s intention to use any excess cash for debt retirement. Once this debt is extinguished, the Board of Directors of the Company intends to review this policy from time to time, after taking into account various factors such as the Company’s financial condition, results of operation, current and anticipated cash needs and plans for expansion.

The Company's registrar and transfer agent is Continental Stock Transfer and Trust Co., Inc., 17 Battery Place, 8th Floor, New York, NY 10004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Business - Risk Factors.” This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with its consolidated financial statements and the related notes included elsewhere in this report.

PLAN OF OPERATIONS

          For the fiscal years ended August 31, 2005 and 2004, ten customers accounted for 36% and 33% of the Company’s sales, respectively. As of August 31, 2005, the Company had a working capital deficit of $22,507,000 and an accumulated deficit of $21,467,000. The Company generated sales of $22,779,000 and $16,367,000 for the years ended August 31, 2005 and 2004, respectively and incurred net losses of $5,856,000 and $7,402,000, respectively. In addition, during the years ended August 31, 2004, net cash used in operating activities was $3,635,000; however in the fiscal year ended August 31, 2005, the company generated $2,387,000 from operating cash flows.

          The Company is in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this Form 10-KSB do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in its consolidated financial statements are costs based on the integration of the acquired companies and assets that comprise its operations. Accordingly, the Company believes that, at the Company's current stage of operations period-to-period comparisons of results of operations are not meaningful.

          The Company's business strategy is to:

•
target potential customers and industries needing prototype boards with required turnaround times of between 24 hours and the industry standard 10-days as well as preproduction needs requiring numerous types of materials;

•
aggressively market specialty manufacturing services for time sensitive, high-tech prototype and pre-production Rigid and HVR Flex™ (rigid-flex) PCBs to the high technology industry and cater to customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface whether for production or research and development;

•	expand its services to include rigid-flex combinations in order to diversify sources of revenue;
•
expand its sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex™ process available as a results of its acquisition of assets from Eastern Manufacturing Corporation in February 2003;

•
acquire and integrate strategic assets of companies producing time sensitive, high tech prototype and pre-production PCBs with other unique customers, technology or processes in order to accelerate entry into its target market;

•	acquire manufacturing facilities that have military certification or add value to its current time sensitive manufacturing service business;
•	develop and continuously improve fabrication and sales processes in order to improve margin and competitive pricing;
•	increase Oblio’s direct sales of its prepaid phone services to large retailers;
•	explore opportunities to market and sell Oblio’s prepaid phone cards, some of which are capable of foreign origination, directly to overseas distributors;
•	acquire facilities based telecommunications businesses which will increase Oblio’s capacity to handle a larger number of simultaneous calls, provide established interconnects with other major telecommunications providers and offer established prepaid distribution channels in other states where Oblio has not fully penetrated;
•	explore opportunities to market and sell Oblio’s prepaid phone cards, some of which are capable of foreign origination, directly to overseas distributors; and
•	implement new prepaid calling card programs utilizing VoIP technology.

          The Company plans to add additional inside and independent sales representatives to extend the Company’s selling capacity. Commission costs will fluctuate depending on the origin of sales orders with its internal sales team or its independent sales representative organization. The Company also plans to increase its marketing expenditures. There are no assurances that additional inside or independent sales representatives or increased marketing expenditures will increase its revenues.

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

          Below the Company describes a number of basic accounting principles which the Company employs in determining its recognition of revenues and expenses, as well as a brief description of the effects that the Company believes that its anticipated growth will have on its revenues and expenses in the future.

          Sales. The Company recognizes sales upon shipment to the Company's customers. The Company records net sales as the Company’s gross sales less an allowance for returns and discounts. At August 31, 2005 the Company had approximately 500 customers. The Company provides its customers a limited right of return for defective PCBs and records an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because the Company’s customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At August 31, 2005, the Company had an allowance for returns of $30,000 and an allowance for doubtful accounts of $288,000. Actual returns may differ materially from the Company’s estimates, and revisions to the allowances may be required from time to time.

          The Company expects the number and complexity of PCBs the Company sells to fluctuate with the changes in demand from the Company’s customers and, the prices it charges its customers to fluctuate as a result of intense competition in the PCB industry and the current economic situation and its impact on the high technology market. Until industry conditions improve and demand increases, the Company expects that decreased average pricing will continue to negatively affect its sales.

          The Company expects sales to grow as it develops its reputation in its target market and the Company expands upon its receiving Military Specification 31032 in its Amesbury, Massachusetts facility. Additional acquisitions will also increase sales as well as cause disruption as facilities, employees, and processes are integrated. The Company expects these fluctuations to be relatively short lived while expecting the sales growth to be more permanent with the variable of market demand as a condition.

          Future demand and product pricing will depend on many factors including product mix, levels of advanced technology, capacity utilization, competitive pressure in the PCB industry, and economic conditions affecting the markets the Company serves and the electronics industry in general. The current uncertainty regarding the level and timing of an economic recovery in its product markets and volatility in the Company's customer forecasts continue to make its forecasting less reliable than in prior periods.

          In each case the Company's plan of operations anticipates that its internal growth, as well as acquisitions of competitors, shall materially contribute to its ability to increase its revenues as described above.

          Through August 12, 2005, the Company's primary source of sales was from rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCB's to the electronics industry at a competitive price. The Company is focused on higher layer counts and finer line production. The Company's sales have been derived from different areas including delivery of prototype/pre-prototype boards from 24 hours to 14-day standard time as well as pre-production with numerous types of materials. The essential element of the Company's success, current and future, will be to service those customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface. Effective August 12, 2005, the Company’s primary source of sales is projected to be from its new telecommunications segment.

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

          In June 2004, the Company completed the certification process of Military P31032 standards. The Company then joined a group of only eight companies qualified to build rigid-flex military product. The Company believes that this opened up a new market and is currently aggressively pursuing new business as a result of this certification.

          Cost of Sales.  In the Company's PCB segment cost of sales consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of its products. Many factors affect its gross margin, including, but not limited to, capacity utilization, production volume, production quality and yield. The Company does not participate in any long-term supply contracts and the Company believes there are a number of high quality suppliers for the raw materials the Company uses. The Company's cost of goods, as a percentage of revenues, varies depending on the complexity of the PCBs the Company manufactures in any given period. In the Company's telecommunications segment cost of sales is mainly the cost of time purchased from telecommunications distributors utilized in its products.

Based upon the Company's plan of operations, the Company anticipates that its cost of sales will increase as its sales increase, but that cost of sales as a percentage of net sales shall generally decrease for a period of time as its sales increase. The Company believes that the amount of the decrease of this percentage over the next several fiscal periods will be dependent in large part upon the source of the increase in sales. For example, an increase in the Company's penetration in the existing market for its goods and services will permit us to increase sales at a low cost in part by causing the Company to utilize a greater portion of its existing manufacturing capacity, an expense which the Company already incurs. On the other hand, an increase in its sales attributable to its offering a greater portfolio of products and services or an increase in the technology or complexity of products and services may result in less of a decrease in such percentage as such activities may initially be less efficient than its existing operations.

 Included in cost of sales is overhead which is relatively fixed on an annual basis. Materials are variable and labor is semi-variable and are influenced by the complexity of orders as well as the quantity of orders. As the company's business is continually changing with regard to the type of product produced, the Company plans to implement broader use of production systems to control the overtime in production as well as the use of materials in production. The Company anticipates that these systems will assist in the pricing of its products with the objective to be more competitive and profitable in its target market.

The Company intends to continue to expand and upgrade the Company's production capability as well as its production systems and processes and the financial systems interface in order to better manage material, labor and overhead costs.

          Operating and Non-Operating Expenses  The Company's operating expenses for the years ended August 31, 2005 and 2004 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

          Selling and marketing expenses consist primarily of salaries and commissions paid to its internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. The Company expects its selling and marketing expenses to fluctuate as a percentage of sales as the Company adds new personnel, develop new independent sales representative channels and advertise its products and company.

          The Company intends to expand its direct, indirect and distributed channels sales plan in order to best utilize its HVR Flex™ (rigid-flex) manufacturing capability as a result of its acquisition of the assets from Eastern Manufacturing Corporation as well as its geographic expansion in rigid bare board products.

          General and administrative expenses include all corporate and administrative functions that serve to support its current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, network administration and systems/data processing, training, rent/leases and professional services. The Company intends to expand its customer and sales support operation in order to support the increased complexity and volume of its PCB segment as well as its newly acquired telecommunications segment and its anticipated use of indirect sales. The Company does not expect a material increase in sales and marketing expense that is not consistent with an increase in sales over a reasonable period of time. The Company anticipates its sales and marketing costs to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

          Non-cash compensation includes all stock based compensation given to current and past employees of the Company. Included in this amount is $1,373,000 in fiscal year 2004 expensed as compensation due to original value of warrants provided by Irrevocable Children's Trust to one of the Company's past Chief Executive Officer and President which was eventually settled for a total of $170,000. This category also includes amortization of stock based compensation provided to consultants and amortization of options and warrants granted to employees and consultants for less than fair value on the date of issuances.

          Interest Expense  Interest expense, including finance charges, relates primarily to the Company's beneficial conversion features of its convertible loans with Laurus and other convertible debt that carry beneficial conversion features as well as the amortization of debt issuance costs including the fair value of stock issued to Farwell Equity Partners, LLP (“Farwell”) as consideration for Farwell pledging securities as collateral to the CapitalSource credit facility.

RESULTS OF OPERATIONS.

          The following table sets forth income statement data for the years ended August 31, 2005 and 2004 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and its consolidated financial statements and the related notes appearing elsewhere in this form 10-KSB.

	For the Years Ended August 31,
	2005	2004
Sales	100.0%	100.0%
Cost of Sales	94.0	89.2
Gross Profit	6.0	10.8
Operating Expenses:
Sales and Marketing	6.8	8.7
General and Administrative	11.4	28.1
Total Operating Expenses	18.2	36.8
Operating Loss	(12.2)	(26.0)
Interest Expense	(13.5)	(20.4)
Other income/expense, net	0.0	1.2
Net Loss	(25.7)	(45.2)

          Year Ended August 31, 2005 Compared to the Year Ended August 31, 2004

          Sales. Sales increased by $6,412,000 or 39.2% from $16,367,000 in the year ended August 31, 2004 to $22,779,000 in the year ended August 31, 2005. The majority of this increase resulted from the sales achieved in the Company's Oblio Telecom, Inc. division which the Company acquired in August 2005 combined with an increase in sales in its Titan PCB West division offset by a decrease in its Titan PCB East division. Fiscal 2005 also saw an increase in sales as a result of an increase in the number of PCB customers as well as the increase in the average quantity purchased by each customer partially offset by decrease in average pricing as a result of product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium revenue. While the Company sees some stabilization in pricing as competitors are unable to effectively compete and are being forced to close, the Company expects this situation to continue for the near future. As a result of a smaller number of competitors, the Company is currently experiencing a rebound in sales orders and an increase in average panel prices.

          Cost of Sales. Cost of sales increased $6,803,000, or 46.6%, from $14,604,000 in the year ended August 31, 2004 to $21,407,000 in the year ended August 31, 2005, and as a percentage of sales increased from 89.2% in the year ended August 31, 2004 to 94.0% in the year ended August 31, 2005. The increase in cost of sales resulted from a greater number of PCBs sold as well as the cost of time incurred in the Company's telecommunications segment.

Gross Profit. Gross profit decreased by $391,000 or 22.2%, from $1,763,000 in the year ended August 31, 2004 to $1,372,000 in the year ended August 31, 2005 and as a percentage of sales decreased from 10.8% in the fiscal year ended August 31, 2004 to 6.0% in the fiscal year ended August 31, 2005. The decrease in gross profit resulted primarily from excess capacity in the Company's Titan PCB East facility as well as inefficiencies experienced in its Titan PCB West facility due to a greater number of jobs being manufactured in the West. The Company is currently attempting to redistribute the workload between the two PCB plants.

 Sales and Marketing. Sales and marketing expenses increased by $126,000, or 8.8%, from $1,424,000 in the year ended August 31, 2004 to $1,550,000 in the year ended August 31, 2005. As a percentage of sales, sales and marketing expense decreased from 8.7% in the year ended August 31, 2004 to 6.8% in the year ended August 31, 2005. This dollar increase was primarily due to expanding its sales force on the West coast and the additional costs associated with its new Oblio division.

General and Administrative Expenses. General and administrative expenses decreased $1,986,000 or 43.2% from $4,596,000 in the year ended August 31, 2004 to $2,610,000 in the year ended August 31, 2005. These expenses mainly decreased as a result of the decrease in outside professional services utilized as the company brings a majority of these services in-house and hires its own internal experts in order to mitigate expenses. General and administrative also includes non-cash compensation which decreased $2,251,000 or 91.5% from $2,461,000 in fiscal year ended August 31, 2004 to $210,000 in fiscal year ended August 31, 2005. During the year ended August 31, 2004, the company expensed $1,383,000 related to the departure of one of the Company's past chief executive officer and past presidents. This related to an employment agreement with related warrants that were granted in July 2003. This non-cash compensation also related to the amortization of employee options granted and amortization of stock issued to consultants including the expensing of $511,000 of common stock granted to consultants for a planned stock offering that has been placed on hold. In fiscal 2005, the Company has succeeded in bringing a number of items in-house decreasing the need for various consultants.

Interest Expense. Interest expense, including amortization of loan fees and beneficial conversion features of the Company's notes issued in the years ended August 31, 2005 and 2004, decreased $275,000, or 8.2%, from interest expense of $3,346,000 in the year ended August 31, 2004 to $3,071,000 in the year ended August 31, 2005. As a percentage of sales, interest expense decreased from 20.4% in the year ended August 31, 2004 to 13.5% in the year ended August 31, 2005. Interest expense in the year ended August 31, 2004 primarily related to: (1) the non-cash amortization charges of debt discounts resulting from beneficial conversion features and warrants related to the Company's Laurus loan entered into on November 20, 2003 of $905,000, (2) a non-cash interest charge of $1,118,000 when its largest shareholder converted its $1,450,000 notes into equity, (3) a $454,000 charge, including non-cash of $414,000 as equity, for a 60 day $400,000 short term note, (4) $108,000 non-cash amortization of the beneficial conversion feature of other convertible notes and (5) non-cash interest expense of $134,000 related to the amortization of the capitalized stock issuance costs related to its Notes. Interest expense in the year ended August 31, 2005 primarily related to: (1) the non-cash amortization charges of debt discounts resulting from beneficial conversion features and warrants related to the Company's Laurus loan entered into on November 20, 2003 of $1,210,000, (2) a non-cash amortization charges of other debt discounts dealing with beneficial conversion features of $611,000, (3) a non-cash amortization of capitalized debt fees of $807,000 and (4) cash interest expense of $576,000. The Company anticipates interest expense, thereafter, to fluctuate as a percentage of revenue based on the timing and amounts borrowed under its line of credit and other credit facilities the Company may enter into from time to time. Due to the large beneficial conversion feature of the Laurus convertible loans, and the value assigned to capitalized loan costs pertaining to the stock issued Farwell in connection with the pledging of Farwell’s securities in connection with the CapitalSource facility, the Company anticipates the interest expense to continue to be high.

Other Income (Expense). Net. Other income and expense including the fiscal year 2004 gain on extinguishment of debt, net decreased by $198,000 or 98.5%, from $201,000 in the year ended August 31, 2004 to $3 in the year ended August 31, 2005. In the fiscal year ended August 31, 2004, the gain was primarily from a gain on an extinguishments of capital leases offset by the charges incurred on the early retirement of the Company's Alco and Equinox notes.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal sources of liquidity have been cash provided by a private placement, an infusion of capital from its largest shareholder, and borrowings under its new agreements with Laurus and CapitalSource described below. The Company's principal uses of cash have been for operations, to meet debt service requirements, finance capital expenditures and finance the Oblio acquisition. The Company anticipates these uses will continue to be its principal uses of cash in the future.

          The Company will require additional financing in order to implement the Company's business plan. The Company currently anticipates capital expenditures of at least $500,000 during the next 12 months. If the anticipated cash generated by its operations are insufficient to fund requirements and losses, the Company will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. Particularly in light of its limited operating history and losses incurred, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, its business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of its common stock may experience substantial dilution.

          The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements included in this Form 10-KSB: pricing pressures in the industry; the loss of any of its major customers; a continued downturn in the economy in general or in the technology or telecommunications sectors; a further decrease in demand for electronic products or continued weak demand for these products; its ability to attract new customers; its ability to reduce costs, an increase in competition in the market for electronic interconnect solutions; and the ability of some of its new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that the Company currently deems immaterial may impair business operations and may cause its actual results to differ materially from any forward-looking statement.

          Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in its expectations.

          In the fiscal year ended August 31, 2005, net cash provided by operations was $2,387,000 while in the fiscal year ended August 31, 2004 cash used in operating activities was $3,635,000, an improvement of $6,022,000. This increase was primarily due to the increase in accounts payable and accrued liabilities of $5,457,000 for the fiscal year ended August 31, 2005 as compared to a net decrease in similar items of $832,000 in the fiscal year ended August 31, 2004.

          In the fiscal year ended August 31, 2005, the Company utilized $107,000 for the purchase of fixed assets compared to $616,000 used for the purchase of fixed assets in the fiscal year ended August 31, 2004, a decrease of $509,000, or 82.7%. The Company also utilized $15.9 million for the purchase of Oblio on August 12, 2005.

On November 20, 2003, the Company entered into a Security Agreement ("Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which the Company may borrow from Laurus such amount as shall equal to 85% of its eligible accounts receivable as prescribed by the terms of the Security Agreement up to a maximum of $4,000,000. The Company also entered into a Securities Purchase Agreement ("SPA") with Laurus simultaneously with the Security Agreement. Pursuant to the Security Agreement, the Company issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the maximum principal amount of up to $2,500,000 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note") and together with any other Minimum Borrowing Notes issued under the Security Agreement, the ("Minimum Borrowing Notes") in the original principal amount of $1,500,000. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note. Pursuant to the SPA, the Company issued and sold to Laurus (i) a Convertible Term Note ("Convertible Term Note"), together with the Initial Minimum Borrowing Note and the Minimum Borrowing notes (the "Convertible Notes"), in the principal amount of $2,100,000. In connection with the Security Agreement and the SPA, the Company issued to Laurus warrants ("warrants") to purchase up to 950,000 shares of its common stock, par value $0.001 per share ("Common Stock"), having exercise prices ranging from $0.83 to $0.90 per share. The Convertible Notes initially carried a conversion price of $0.77 which subsequently was amended to $0.60 than again to $0.40 effective February 25, 2004. If the closing price of the Company's Common Stock for any of the 10 trading days preceding the payment date is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the noteholder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and is being amortized using the effective interest rate method over the life of debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."

On March 30, 2004, the Company entered into an additional $750,000 Convertible Term Note pursuant to which the Company issued and sold to Laurus (i) a Convertible Term Note ("Convertible Term Note #2",) in the principal amount of $750,000 and (ii) a warrant ("Term Note #2 Warrant") to purchase up to 750,000 shares of Common Stock having an exercise price of $0.50 per share. The Term Note #2 Warrant expires on March 30, 2011 and has a net share exercise provision. The fair value of these warrants was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and (4) dividend rate of $0%. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."

On June 29, 2004, the Company entered into an additional $1,500,000 Convertible Term Note pursuant to which the Company issued and sold to Laurus (i) a Convertible Term Note ("Convertible Term Note #3",) in the principal amount of $1,500,000 and (ii) a warrant ("Term Note #3 Warrant") to purchase up to 1,800,000 shares of Common Stock having an exercise price of $0.50 per share. The Term Note #3 Warrant expires on March 30, 2011 and has a net share exercise provision. The relative fair value of these warrants was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and (4) dividend rate of 0%. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."

The loans with Laurus contains many events of default including: (i) any failure to pay when due any amount the Company owes to Laurus; (ii) nonpayment of any taxes when due; (iii) any material breach by us of any other covenant made to Laurus; (iv) any misrepresentation made by us to Laurus in the documents governing the credit facility; (v) the institution of certain bankruptcy and insolvency proceedings by or against us; (vi) suspensions of trading of the Company's common stock; (vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of its other indebtedness; (viii) payments of any dividends either in cash or stock; and (ix) changes of control of the company.

During the quarter ended May 31, 2005, Laurus issued to the Company an over-advance of up to $1,000,000 which is secured by certain assets owned by Farwell Equity Partners, LLC ("Farwell"), a Delaware limited liability company of which David Marks, a principal shareholder and chairman of the board of the Company, is the managing member. This loan is a one-year additional line of credit. In conjunction with this over-advance, the Company entered into an Indemnification Agreement with Farwell intended to indemnify Farwell for any liabilities it may incur as a result of or arising from Farwell’s pledging of certain assets to Laurus as collateral for the over-advance. During the year ended August 31, 2005, the Company borrowed $1,000,000 when the stock was at various prices from $0.115 to $0.20; therefore the Company determined that there were beneficial conversion features which are being amortized over the one-year life of the over-advance. The over-advance is due in full on April 4, 2006. As of August 31, 2005, the outstanding balance approximated $1,000,000 with associated outstanding unamortized beneficial conversion features of $93,000.

The first payment on the Original Notes was due July 1, 2004 but was amended on June 29, 2004 as part of the additional borrowings mentioned above which extended the first payment date to September 1, 2004. This term note initially had a maturity date of March 30, 2007, but now has a maturity date of November 20, 2006. The first payment on the additional borrowings was due 90 days from the issue date thereof has a maturity date of November 20, 2006 and requires monthly payments of $64,000. These payments commenced February 1, 2004 and were paid until December 1, 2004 at which time Laurus delayed the monthly payments for six months until June 30, 2005 and additionally extended until the Laurus Amendment dated August 12, 2005.

In connection with the acquisition of Oblio Telecom, Inc., the Company amended the terms of the registration rights agreement dated as of November 20, 2003 (the "Registration Rights Agreement") with Laurus Master Fund, Ltd. ("Laurus") and certain financial instruments for the benefit of Laurus as follows:

1.
The Fixed Conversion Price under that certain minimum borrowing note dated November 20, 2003 (the “November 2003 Revolving Note”), that certain convertible term note dated November 20, 2003 (the “November 2003 Term Note”), and that certain convertible term note dated March 30, 2004 (the “November 2003 MB Note,” together with the November 2003 Revolving Note and the November 2003 Term Note, the “Notes”), was increased from $0.40 per share to $1.50 per share;

2.
Until March 1, 2006, the Company’s prepayment penalties under the Notes will be equal to 5% of any principal amount prepaid; after March 1, 2006, the Company’s prepayment penalties will be equal to the amounts called for under the Notes;

3.	The maturity date of the November 2003 Revolving Note and the November 2003 MB Note, together with the loan and security agreement related thereto, will be extended until August 12, 2008;
4.
The minimum monthly principal payment pursuant to the March 2004 Term Note will be $25,000 per month from October 1, 2005, together with accrued interest thereon, from September 1, 2005 through February 1, 2006, and $215,000 per month, together with accrued interest thereon, from March 1, 2006 through March 1, 2007, with any balance paid with the final payment;

5.
The minimum monthly principal payment pursuant to the November 2003 Term Note will be $25,000 per month from October 1, 2005, together with accrued interest thereon, from September 1, 2005 through February 1, 2006, and $150,000 per month, together with accrued interest thereon, from March 1, 2006 through November 1, 2006, with any balance paid with the final payment;

6.
The Company will be permitted to immediately borrow all funds available pursuant to the loan and security agreement between the Company and Laurus dated as of November 20, 2003 and the over-advance amendment thereto dated as of April 4, 2005. The collateral pledged by Farwell in support of such over-advance facility will continue to be pledged to Laurus until such time as the over-advance facility is indefeasibly repaid in full;

7.	All warrants previously issued to Laurus were cancelled; and
8.
The Registration Rights Agreements was amended to provide that a registration statement covering the resale of the securities issuable upon conversion of the Notes, together with 2,500,000 shares of the Company’s common stock issued to Laurus in connection with this amendment, shall be declared effective by the Securities and Exchange Commission no later than 90 days following the closing date of the acquisition of Oblio by the Company. Such registration statement shall also be permitted to include: (i) the shares of Common Stock issuable upon conversion of the Preferred Stock; (ii) 375,000 shares of Common Stock issued to the former owners of Oblio; (iii)1,250,000 shares of Common Stock issued to CS Equity, an affiliate of CapitalSource; (iv) 500,000 shares of common stock issued to a consultant in connection with the acquisition.

The modification to the Laurus debt, including the change in the debt term and the exchange of the 2,500,000 shares of the Company’s common stock for the warrants held by Laurus, was recorded in accordance with the convertible debt modification rules. The Company determined that, based on the net present values of the original and amended cash flows related to the debt, the amended debt was not “substantially different.” Therefore, there was no change to the carrying value of the original debt. Additionally, the Company determined that there was no incremental intrinsic value as a result of the amendment to the conversion price of the debt. The fair value of the 2,500,000 shares of the Company’s common stock issued to Laurus was considered a fee paid to Laurus in exchange for the modification and is being amortized over the remaining debt term. The value of this stock was determined in accordance with the accounting rules related to the exchange of equity instruments. Therefore, these shares were valued based on the remaining unamortized carrying value of the cancelled warrants of $741,000 plus or minus the amount by which the fair value of the common stock issued at the weighted average price of $0.2245, or $561,000, exceeded or was less than the fair value of the cancelled warrants immediately prior to the exchange, or $685,000. The fair value of the warrants was determined using the Black-Scholes option pricing model. Based on this, the total value assigned to the stock was $617,000; therefore the company recorded additional capitalized loan fees of $741,000 and an increase in common stock of $2,500 with a corresponding decrease in additional paid in capital.

On August 12, 2005 in connection with the acquisition of Oblio Telecom, Inc., the Company entered into a Credit and Security Agreement (the "Loan Agreement") with CapitalSource Finance LLC ("CapitalSource"). The Loan Agreement provides for a $15,000,000 revolving credit facility, a $5,000,000 senior term loan (the "Term Loan A") and a $6,400,000 senior term loan (the "Term Loan B"). Approximately $16,217,000 was borrowed upon the closing of this transaction. In connection with the execution of the Credit Facility, the Company paid CapitalSource a commitment fee of $264,000. In addition, CapitalSource received an aggregate of 1,250,000 shares of the Company's common stock which were valued at $0.2245 per share. The total value of the stock of $281,000 and the transaction costs charged by CapitalSource of $239,000, including the commitment fee, have been capitalized to capitalized loan fees and are being amortized over the 15 month life of the CapitalSource debt.

The revolving line has a three-year term with a maturity date of August 12, 2008 and carries an interest rate of prime plus one percent with a minimum of 6.50% and is payable monthly in arrears. At August 31, 2005, the interest rate being charged by Capital Source on this revolving line was 7.5% The principal is due at the end of the term. Prepayments of principal are subject to penalty. The amounts available from time to time under the Revolving Loan are determined by the value of Oblio's eligible receivables and inventory. At August 31, 2005, the outstanding loan balance approximated $2,467,000 with $12,533,000 available to borrow limited to its borrowing calculation availability.

The Term Loan A and the Term Loan B have a term of 15 months with a maturity date of December 1, 2006 and are amortized on a straight line basis over 24 months with a balloon payment due at the end of the term, if necessary. Both loans carry an interest rate of prime with a minimum of 6.50% plus four percent. At August 31, 2005, the interest rate being charged by Capital Source on this revolving line was 10.5% Principal and interest payments are payable monthly in arrears commencing October 1, 2005. Both term loans may be prepaid without penalty. On a monthly basis, 100% of Oblio's excess cash flow will be applied equally to repayment of the Term Loan A and the Term Loan B. As part of the collateral for Term Note B, Farwell pledged $13 million of publicly traded securities from its portfolio of such securities and the Company entered into an indemnification agreement with Farwell; whereby the Company will indemnify Farwell for any costs incurred as a result of this pledging of collateral.

As security for its obligations under the Credit Agreement, Oblio pledged all of its assets and accounts receivable to CapitalSource. In addition, the Company pledged its stock in Oblio. As further security for Oblio's obligations under the Term Loan B, Farwell Equity Partners, LLC, the Company's largest shareholder pledged securities with a fair market value of approximately $12.6 million from its portfolio of publicly traded securities. David Marks, the Company's Chairman, is the sole managing member of Farwell. The Company signed an indmenification agreement with Farwell indemnifying them for any costs associated with the pledging of their securities. The fair value of the 63,750,000 shares of stock of $14.3 million were capitalized to loan fees and are being amortized over the 15 month life of the Term Note B.

As part of the Capital Source Credit Agreement, the Company agreed to certain other fees including: (1) a monthly 0.021% fee on all the unused lines, (2) 0.042% collateral management fee, (3) additional payments on the term loans based on excess cash flow as defined, as well as other restrictions including: (1) mandatory prepayment if change in control exists (2) a registration rights agreement covering the 1,250,000 shares of stock granted CS Equity, LLC and (3) the accrual of dividends and interest on amounts due sellers until the term notes are paid in full.

On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with this Credit and Security Agreement. The defaults deal with not maintaining minimum EBITDA as stated in the loan covenants. Oblio was also advised that CapitalSource believed Oblio had defaulted on certain representations and covenants. Although, Oblio has met all monetary obligations to CapitalSource has the right to increase the interest rate on the Revolving Loan and the Term Loan by 4% per annum with Oblio being assessed an interest rate of 11.75% on the Revolving Loan and 14.75% on the Term Loans. In addition Oblio may be assessed a non-compliance fee of approximately $6,500 per day. Although the occurrence of the Events of Default permit Capital Source to accelerate the obligations, Oblio was advised that except for the penalties described above, Capital Source is not taking any immediate action with respect to the default. Due to this default, the total amount outstanding under the terms notes of $11,400 have been classified as current.

In connection with the purchase of Oblio, Oblio issued to F&L, LLP (formerly know as Oblio Telecom, LLP), 9,000 shares, $1,000 stated value per share, of Preferred Stock of Oblio Telecom, Inc. ("Preferred Stock") which is convertible into shares of the Company's common Stock at $1.50 per share. The Preferred Stock consists of four tranches, the first one of which includes 3,000 shares of Preferred Stock and each one of the others include 2,000 shares, subject (except in the case of the first tranche) to reduction in the event Oblio fails to meet certain EBITDA targets. Holders of the Preferred Stock are entitled to preferential cash dividends out of the Company’s funds at an annual rate of 3% of the then current stated value. Oblio may redeem the Preferred Stock at any time at a premium of 105%, 110% and 115% of the then stated value (plus accrued and unpaid dividends) during the first, second and third year after issuance of the Preferred Stock, respectively. All shares of Preferred Stock must be redeemed on the third anniversary of issuance. The first tranche is convertible immediately. Commencing on each of the three anniversaries following the issuance of the Preferred Stock, each of the second, third and fourth tranche of Preferred Stock is convertible into a number of shares of Common Stock equal to the then stated value (plus accrued and unpaid dividends) divided by $1.50 (the “Conversion Price”). The Conversion Price is subject to adjustments as a result of, among other things, stock splits and reclassifications and contains the usual anti-dilution provisions. The Company has undertaken to register the shares of Common Stock issuable upon conversion of the Preferred Stock. In accordance with Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company has classified this preferred stock as long-term debt.

On November 30, 2004, the Company entered into a 10% $1,000,000 note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello will loan the Company up to a total of $1,000,000 convertible at $0.12 per share with an initial maturity date of January 31, 2005. This note can be extended with the approval of both parties. During the year, the Company borrowed $700,000 under this note when the stock price was in varying prices from $0.15 to $0.30; therefore the Company determined that there were beneficial conversion features associated with this note. All these beneficial conversion features were recorded as additional paid in capital and as discounts on the note payable. All these beneficial conversion features were expensed during the fiscal year ended August 31, 2005. On July 28, 2005, the total amount outstanding of $700,000 was converted into 5,833,333 shares of our common stock. Although the note came due on January 31, 2005, Mr. Crivello has not requested repayment. Subsequent to year-end the Company modified the maturity date to December 31, 2005. Subsequent to year-end the Company has also borrowed an additional $300,000 under this note.

Due to the default of the CapitalSource and Laurus loans as well as the increased monthly payments with Laurus commencing on March 1, 2006, the Company is currently investigating other financing arrangements in order to refinance the total Company’s existing debt.

CONTRACTUAL OBLIGATIONS

 The following table presents the Company's contractual obligations as of August 31, 2005 for the next three fiscal years. The Company does not have any contractual obligations that extend beyond three fiscal years:

		Payments by period
Contractual Obligations	Amount	Less than one year	1-3 years
Employment Agreements	$1,459,520	$535,000	$924,520
Long-Term Debt	17,395,894	14,895,894	2,500,000
Operating Leases	2,521,650	679,915	1,841,735
Short Term Debt	2,377,850	2,377,850	—
Revolving Lines of Credit	5,954,764	5,954,764	—
Preferred Stock	9,014,250	3,014,250	6,000,000
Other	729,000	729,000	—
Total Contractual Cash Obligations	$39,452,928	$28,186,673	$11,266,255

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has outstanding at August 31, 2005, certain options, warrants, convertible debt and convertible redeemable preferred stock which are exercisable or convertible into the Company’s common stock. If all these instruements were exercised or converted, the Company’s common shareholders could experience significant dilution. The Company would not receive any additional cash proceeds upon the conversion of the convertible debt or convertible preferred stock. The Company may receive cash proceeds upon the exercise of the warrants or options equal to the exercise price of those instruments. However, based on the Company’s current stock price in relation to the exercise price of these instruments, the Company does not expect to receive any material cash proceeds from the exercise of these instruments.

In September 2005, the Company issued a letter of credit in favor of a vendor in the amount of $750,000. This letter of credit is secured by a restricted cash deposit in the same amount.

The Company signed indemnification agreements with Farwell, a related party, indemnifying them of any costs associated with Farwell’s pledging of their marketable securities related to the Company’s over-advance with Laurus and its Term Note B with CapitalSource.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.”SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”and amends SAS No. 95, “Statements of Cash Flows.”Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company is expected to adopt SFAS No. 123(R) on September 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. The Company is evaluating which method to adopt.

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. We expect the adoption of SFAS No. 123(R) not to have a material effect on its results of operations. Additionally, the Company’s results of operations could be materially effected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 2 to the Company’s financial statements.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since the does not have the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, the change will have no immediate impact on the Company’s consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non Monetary Assets” to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is in the process of evaluating the impact on its financial position or results of operations.

In December 2004, FASB issued SFAS No. 151 (“SFAS 151”) “Inventory Costs - an Amendment of ARB No. 43, Chapter 4.”SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense the Company incurs in its debt obligations to Laurus and CapitalSource for its prime plus percent interest rates. The Company does not believe that changes in interest rates will have a material effect on its liquidity, financial condition or results of operations.

SEASONALITY

          The Company has experienced sales fluctuations due to customer business shut downs over December holidays and the slow down of purchasing activities in the summer during peak vacation months.

CRITICAL ACCOUNTING POLICIES.

          The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: revenue recognition, which affects sales, inventory valuation, which affects its cost of sales and gross margin; and allowance for doubtful accounts and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

Revenue Recognition:

The Company recognizes revenues when the following criteria are met: (1) the Company has persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) the Company has completed delivery and no significant obligations remain; (3) its price to its customer is fixed or determinable and (4) collection is probable. The Company derives its revenue primarily from the sale of PCBs using customers' design plans and recognizes revenues when products are shipped to customers. Effective August 12, 2005, a larger portion of the Company’s revenues are from the sale of prepaid telecommunications services in which revenues are recognized for prepaid phone cards upon shipment and activation and for prepaid wireless services when activated. These sales are reported net of returns and discounts. Provisions for discounts to customers, estimated returns and allowances are provided for in the same period the related revenue is recorded by using an estimate based on a percent of Accounts Receivable which is consistent with its historical activity and its industry peers policy. This allowance is also checked against the percentage of Accounts Receivable that are over 90 days and Accounts Receivable that may be in dispute due to a change in customer specifications. Given the current market conditions that percent is approximately eight percent of outstanding accounts receivable in its PCB segment and zero percent in its prepaid telecommunications segment. The percentage used may fluctuate as market conditions for its customers change over time.

Inventory valuation.

PCB Segment. The Company's policy is to value raw material inventories at the lower of cost or market on a part-by-part basis on a first in first out basis. The Company also values work-in-process and finished goods utilizing a standard cost system which management believes approximates cost. This policy requires us to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. If the Company's demand forecast is greater than the Company's actual demand the Company may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for its products, the Company has excess capacity in its manufacturing facilities. Currently, the Company is not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects its gross margin.

Telecommunications Segment. The Company's policy is to value its activated wireline inventory at its cost of product, which is immaterial in the aggregate and its wireless product at cost.

Allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's allowance for doubtful accounts is based on its assessment of the collectibility of specific customer accounts, the aging of accounts receivable, its history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or its customers' actual defaults exceed its historical experience, its estimates could change and impact its reported results.

Stock-based compensation.

The Company records stock-based compensation to outside consultants at fair value in general and administrative expense. The Company does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. The Company reports pro-forma net loss and loss per share in accordance with the requirements of SFAS 148. This disclosure shows net loss and loss per share as if the Company had accounted for its employee stock options under the fair value method. Pro-forma information is calculated using the Black-Scholes pricing method at the date of the grant. This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

ITEM 7. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheet as of August 31, 2005	41
Consolidated Statements of Operations for the years ended August 31, 2005 and 2004	42
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended August 31, 2005 and 2004 .	43
Consolidated Statements of Cash Flows for the years ended August 31, 2005 and 2004	44
Notes to the Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated)
Fremont, California

We have audited the accompanying consolidated balance sheet of Titan Global Holdings, Inc. (formerly Ventures-National Incorporated) as of August 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended August 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Global Holdings, Inc. (formerly Ventures-National Incorporated) as of August 31, 2005 and the results of its operations and its cash flows for the years ended August 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WOLF & COMPANY, P.C.
Boston, MA
November 28, 2005

TITAN GLOBAL HOLDINGS, INC. (FORMERLY VENTURES-NATIONAL INCORPORATED) CONSOLIDATED BALANCE SHEET August 31, 2005 (In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$2,242
Accounts receivable — trade (less allowance for doubtful accounts of
$288 and allowance for sales returns of $30)	8,608
Inventory, net	3,098
Prepaid expenses and other current assets	160
Total current assets	14,108
Equipment and improvements, net	2,228
Definite-lived intangible assets, net	26,371
Capitalized loan fees, net	15,262
Goodwill	4,959
Other assets	448
Total assets	$63,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$2,378
Current portion of long-term debt (net of discounts of $1,414)	13,482
Lines of credit (net of discounts of $1,829)	4,341
Accounts payable - trade	14,447
Accrued liabilities	1,967
Total current liabilities	36,615
Long-term debt, less current portion (net of discounts of $255)	2,245
Preferred stock - 9,000 shares authorized, issued and outstanding (preference in liquidation of $9,014)	9,014
Total liabilities	47,874
Commitments and contingencies (Notes 8 and 17)
Stockholders' equity:
Common stock — $0.001 par value; 950,000,000 shares authorized;
101,332,638 shares issued and outstanding	101
Additional paid-in capital	36,875
Deferred compensation	(7)
Accumulated deficit	(21,467)
Total stockholders' equity	15,502
Total liabilities and stockholders' equity	$63,376

See report of independent registered public accounting firm and notes to the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC. (FORMERLY VENTURES-NATIONAL INCORPORATED) CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)
Years Ended August 31,
2005	2004
Sales	$22,779	$16,367
Cost of sales	21,407	14,604
Gross profit	1,372	1,763
Operating expenses:
Sales and marketing	1,550	1,424
General and administrative expenses (including non
cash compensation of $219 and $2,461)	2,610	4,596
Loss from operations	(2,788)	(4,257)
Other income (expenses):
Interest expense (including non-cash of $2,495 and $2,679)	(3,071)	(3,346)
Gain on extinguishments of debt	—	349
Miscellaneous	3	(148)
Loss before income taxes	(5,856)	(7,402)
Income taxes	—	—
Net loss	(5,856)	(7,402)
Accrual of preferred stock dividend	(14)	—
Net loss applicable to common shareholders	$(5,870)	$(7,402)
Net loss applicable to common shareholders per share:
Basic and diluted	$(0.20)	$(0.39)
Number of weighted average shares:
Basic and diluted	28,810,537	18,879,605

See report of independent registered public accounting firm and notes to the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
(FORMERLY VENTURES-NATIONAL INCORPORATED)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(Amounts in thousands, except share data)

For The Years Ended August 31, 2005 and 2004

			Additional			Total
	Common Stock		Paid-in	Accumulated	Deferred	Stockholders'
	Shares	Par Value	Capital	Deficit	Compensation	Equity/(Deficit)
Balance, August 31, 2003	14,624,687	$15	$9,149	$(8,209)	$(2,072)	$(1,117)
Issuance of stock in private offering	1,000,000	1	159	—	507	667
Delayed issuance of stock for prior year offering	86,196	—	—	—	—	—
Issuance of stock as financing cost	150,000	—	109	—	—	109
Repurchase and settlement of warrant	—	—	(50)	—	—	(50)
Beneficial conversion features & warrants as part of financing	—	—	6,018	—	—	6,018
Additional interest expense on converted debt to related party	—	—	1,118	—	—	1,118
Issuance of stock for professional services	1,830,000	2	946	—	(724)	224
Issuance of stock for debt conversion	1,701,985	2	754	—	—	756
Issuance of stock for converted interest expense	775,187	1	540	—	—	541
Issuance of warrants for consulting services	—	—	110	—	(110)	—
Issuance of stock for debt conversion - related parties	4,531,250	4	1,446	—	—	1,450
Cancellation of previously awarded employee options	—	—	(33)	—	33	—
Amortization of deferred compensation	—	—	—	—	2,169	2,169
Net loss	—	—	—	(7,402)	—	(7,402)
Balance, August 31, 2004	24,699,305	25	20,266	(15,611)	(197)	4,483
Issuance of stock for converted interest expense	50,000	—	20	—	—	20
Beneficial conversion features & warrants as part of financing	—	—	658	—	—	658
Issuance of stock for debt conversion - related parties	5,833,333	6	694	—	—	700
Issuance of stock exchanged for cancellation of warrants	2,500,000	2	(2)	—	—	—
Issuance of stock for acquisition	3,250,000	3	725	—	—	728
Issuance of stock for debt acquisition costs	65,000,000	65	14,528	—	—	14,593
Amortization of deferred compensation	—	—	—	—	190	190
Preferred stock dividends accrued	—	—	(14)	—	—	(14)
Net loss	—	—	—	(5,856)	—	(5,856)
Balance, August 31, 2005	101,332,638	$101	$36,875	$(21,467)	$(7)	$15,502

See report of independent registered public accounting firm and notes to the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
(FORMERLY VENTURES-NATIONAL INCORPORATED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended August 31
	2005	2004
Cash flows from operating activities:
Net loss	$(5,856)	$(7,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,390	809
Bad debt and sale return allowance	183	47
Non cash compensation	210	2,461
Inventory reserve	—	(54)
Interest expense as stock issuance amortization	1,308	1,800
Non-cash interest expense related to debt discounts and bank fees	503	879
Accrued expense converted to notes	—	418
Gain on debt extinguishment	—	(349)
Changes in operating assets and liabilities:
Accounts receivable	(299)	(1,298)
Inventory	(456)	(74)
Prepaid expenses and other current assets	(47)	(43)
Other assets	(6)	3
Accounts payable	4,231	(642)
Accrued liabilities	1,226	(190)
Total adjustments	8,243	3,767
Net cash provided by (used in) operating activities	2,387	(3,635)
Cash flows from investing activities:
Acquisition of Oblio Telecom, LLP	(15,908)	—
Equipment and improvements expenditures	(107)	(616)
Net cash used in investing activities	(16,015)	(616)
Cash flows from financing activities:
Proceeds from notes and loans payable from related parties	650	751
Proceeds from issuance of long term debt, net of financing cost	11,169	4,083
Proceeds from issuance of lines of credit, net	3,848	2,118
Proceeds from public stock offering, net	—	667
Proceeds from related party borrowing	—	185
Payments on notes and loans payable	(194)	(147)
Payments on long-term debt	(320)	(526)
Payments on capitalized lease obligations	—	(85)
Payments to related parties	(80)	(743)
Payments on former lines of credit	—	(1,352)
Net cash provided by financing activities	15,073	4,951
Net increase in cash	1,445	700
Cash and cash equivalents at beginning of year	797	97
Cash and cash equivalents at end of year	$2,242	$797
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$576	$667
Income taxes	$—	$—

Non cash activities:
Issuance of common stock to related parties for capitalized debt costs	$14,593	$—
Issuance of common stock to related parties for Oblio acquisition	$504	$—
Issuance of common stock for Oblio acquisition	$225	$—
Issuance of common stock for consulting fees	$—	$948
Issuance of common stock to related parties upon conversion of debt	$700	$1,450
Issuance of common stock to retire debt	$—	$745
Issuance of common stock as interest expense	$20	$1,768
Issuance of options/warrants as deferred compensation	$—	$110
Issuance of redeemable preferred stock for Oblio acquisition	$9,000	$—
Issuance of sellers debt and amounts due sellers for Oblio acquisition	$4,568	$—

TITAN GLOBAL HOLDINGS, INC.
(FORMERLY VENTURES-NATIONAL INCORPORATED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share amounts)

1.  Nature of Business:

Business Activity:

Titan Global Holdings, Inc. (f/k/a Ventures-National Incorporated) (the "Company") was formed on March 1, 1985 as an Utah corporation. Before its wholly owned subsidiary, Titan EMS Acquisition Corp. (Acquisition Corp.), merged with Titan PCB West, Inc. (Titan) (formerly Titan EMS, Inc.), the Company had no revenue and minimal amount of expenses.

The accompanying consolidated statements of operations also include the operating results of the Company's subsidiaries, Titan PCB East, Inc., since February 27, 2003, the date on which the Company purchased the assets of Eastern Manufacturing Corporation and Oblio Telecom, Inc. since August 12, 2005, the date on which the Company purchased the assets of Oblio Telecom, LLP.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At August 31, 2005, the Company had a working capital deficit of $22,507 and an accumulated deficit of $21,467.

The Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Company has received; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt (see Note 8). Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty; however no assurances of such outcomes can be given.

Nature of Business:

The Company operates in two distinct segments - the printed circuit board market and the prepaid telecommunications market.

Printed Circuit Board Market:

The Company through its Titan PCB East, Inc. and Titan PCB West, Inc. divisions is a fabrication service provider of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards ("PCBs") providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. The Company's prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

The Company's time sensitive and high quality manufacturing services enable its customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. The Company's focus is on high quality niche Rigid and HVR Flex™ (rigid flex) printed circuit boards consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a competitive price.

Prepaid Telecommunications Market:

The Company through its Oblio Telecom, Inc. subsidiary is in the business of producing and selling pre-paid phone cards, reselling prepaid wireless services and engaging in other related activities. This acquisition was completed on August 12, 2005. Oblio creates products that target many of the country’s diverse ethnic groups, providing end users with quality low cost international calling options. Its products are sold directly to wholesale distributors in 38 states and its TCC trademark is a widely recognized. The Company’s largest distributors have taken advantage of the opportunity to successfully create and promote their custom designed programs, targeting their specific needs in the marketplace.

2.  Summary of Significant Accounting Policies:

Consolidation Policy:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc. and Oblio Telecom, Inc. since its August 12, 2005 acquisition. All material inter-company transactions have been eliminated.

The Company considered the requirements of FASB Interpretation No. 46(R) (“FIN 46R”), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, with respect to Farwell Equity Partners, LLC. (see Notes 3, 8 and 19) and concluded that Farwell Equity Partners, LLC did not meet the definition of a variable interest entity under paragraph 5 of FIN 46R. Therefore, Farwell Equity Partners, LLC has not been consolidated in the Company’s financial statements.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of equipment and improvements, valuation reserves for accounts receivable, inventory, impairment of intangible assets, deferred tax accounts, fair value of equity instruments issued and sales returns.

Revenue Recognition:

The Company recognizes revenues when the following criteria are met: (1) the Company has persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) the Company has completed delivery and no significant obligations remain; (3) its price to its customer is fixed or determinable and (4) collection is probable. The Company derives its revenue primarily from the sale of PCBs using customers' design plans and recognizes revenues when products are shipped to customers. Effective August 12, 2005, a larger portion of the Company’s revenues are from the sale of prepaid telecommunications services in which revenues are recognized for prepaid phone cards upon shipment and activation and for prepaid wireless services when activated. These sales are reported net of returns and discounts. Provisions for discounts to customers, estimated returns and allowances are provided for in the same period the related revenue is recorded by using an estimate based on a percent of Accounts Receivable which is consistent with its historical activity and its industry peers policy. This allowance is also checked against the percentage of Accounts Receivable that are over 90 days and Accounts Receivable that may be in dispute due to a change in customer specifications. Given the current market conditions that percent is approximately eight percent of outstanding accounts receivable in its PCB segment and zero percent in its prepaid telecommunications segment. The percentage used may fluctuate as market conditions for its customers change over time.

Cash and Cash Equivalents:

The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents and consist primarily of interest-bearing bank accounts and short-term debt securities. As of August 31, 2005, the Company had no short-term debt securities.

Concentration of Credit Risk - PCB segment:

The Company generally extends credit to its customers, which are concentrated in the computer and electronics industries and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and provides an allowance for potentially uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At August 31, 2005, the Company had an allowance for doubtful accounts of $288 and an allowance for sales returns of $30.

Concentration of Credit Risk - Telecommunications segment:

The Company generally extends credit to its customers, which are concentrated in the telecommunications industry and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and considers the following factors when determining collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer’s financial condition. If the financial condition of a customer were to deteriorate, adversely affecting its ability to make payments, an allowance would be required. Since the Company recorded the receivables acquired at fair value on the acquisition date, the Company did not provide a reserve for bad debts in its telecommunications segment as of August 31, 2005. This division had four customers that individually each comprised at least 10% of this division's net sales and collectively these five customers comprised 64.6% ($3,775) of the division's net sales. These customer balances equated to 62.2% ($3,220) of this division's outstanding accounts receivable at August 31, 2005. Since most of this division's cost of sales deals with the purchase of airtime, it incurs concentration of risk as well with its payables. This division's purchases included one vendor who comprised 95.4% ($5,108) of its purchases and the division had a payable to this vendor at August 31, 2005 which equated to 96.8% ($12,455) of the division's payable balance.

Inventories:

The PCB segment carries inventories of raw materials at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories of work-in-process and finished goods are stated at the lower of standard cost which management believes approximates cost on a first-in, first-out basis, or market.

The telecommunications segment carries inventory of its wireless phones and accessories and unactivated prepaid phone cards at the lower of cost, based on the average cost method, or market.

Equipment and Improvements:

Equipment and improvements are carried at cost. Depreciation and amortization are provided using the straight-line method.

The estimated service lives of property, equipment and improvements are as follows:

Automobile	5 years
Office equipment	7 years
Production equipment	7 years
Leasehold improvements	Remaining life of lease
Software	3 years

Intangible Assets:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires us to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded in the fiscal years ended August 31, 2005 and 2004.

Intangible assets include the intangibles purchased in the Oblio acquisition which occurred on August 12, 2005 including amounts allocated to: (1) the TCC/Oblio Brand of $8,553, (2) customer list of $149, (3) MVNO contract of $17,742 and (4) goodwill of $4,959. The amortizable intangibles acquired in the Oblio acquisition are being amortized over five years, the estimated useful life. These assets have accumulated amortization at August 31, 2005 of $73. Included in intangible assets there is also a customer list representing the customer accounts acquired in the merger with SVPC Partners, Inc. in August 2002 of $65, which was amortized on a straight-line basis over a period of three years, commencing on the date of the acquisition and is currently fully amortized.

Impairment of Long-Lived Assets:

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended August 31, 2005 and 2004.

Advertising:

The Company expenses advertising costs when incurred. Advertising expense totaled $13 and $2 for the years ended August 31, 2005 and 2004, respectively.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of August 31, 2005, the Company has approximately 11,034,388 common stock equivalents.

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

Titan PCB West, Inc. is subject to a $1 annual tax for California and Titan PCB East, Inc. is subject to the laws of the Commonwealth of Massachusetts which carry an excise tax on average property owned during the year subject to a minimum tax of $1. Oblio Telecom, Inc. is subject to the laws of Texas which has an initial due date of one year and 89 days from Oblio’s beginning date in Texas which would equate to November 9, 2006 and not be applicable for the current year.

Stock Based Compensation:

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123. “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

At August 31, 2005, the Company has not adopted a stockholder approved stock-based compensation plan, but has issued options to certain of its employees and executive officers under Board of Directors approved 2002 Stock Option Plan and Directors Stock Plan. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

	2005	2004
Net loss applicable to common shareholders, as reported	$(5,870)	$(7,402)
Add: Compensation recognized under APB No. 25	47	51
Deduct: Compensation recognized under SFAS No. 123	(116)	(128)
Proforma net loss applicable to common shareholders	$(5,939)	$(7,479)

Net loss applicable to common shareholders per share:
Basic and diluted, as reported	$(0.20)	$(0.39)
Basic and diluted, proforma	$(0.21)	$(0.40)

No stock options were granted in the fiscal year ended August 31, 2005. During the fiscal year ended August 31, 2004, the fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2004
Dividend yield	0%
Expected volatility	93%
Risk free interest rate	4.17%
Expected life (years)	5.0

Weighted average fair value of options granted at date of grant:

2004	$0.65

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

Fair Value of Financial Instruments:

The carrying amount of the Company's cash and cash equivalents, accounts receivable, long-term debt, redeemable preferred stock, lines of credit and accounts payable, approximates their estimated fair values due to the market rates and short-term maturities of those financial instruments. The fair value of the notes payable issued to the former owners of Oblio have been recorded at their fair value, as determined by management in consideration of a number of factors including an independent valuation, which is less than the face value due to a below market interest rate.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2005 and 2004, the Company had no items that represented other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements

Segment Reporting:

Based on a number of factors, including differences in products and services, regulatory environment, customers and the Company's integration and management strategies, the Company determined that it operated in two distinct business segments. (see Note 20).

New Accounting Pronouncements:

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.”SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”and amends SAS No. 95, “Statements of Cash Flows.”Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company is expected to adopt SFAS No. 123(R) on September 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. The Company is evaluating which method to adopt.

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. The Company expects the adoption of SFAS No. 123(R) not to have a material effect on its results of operations. Additionally, the Company’s results of operations could be materially effected by share-based payments issued after the adoption of SFAS 123(R). However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 2 to the Company’s financial statements.

 SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since the Company does not have the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, the change will have no immediate impact on the Company’s consolidated financial statements.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets" to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, FASB issued SFAS No. 151 (“SFAS 151”) “Inventory Costs - an Amendment of ARB No. 43, Chapter 4.”SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

3.  Mergers and Acquisitions:

Acquisition of Oblio Telecom, Inc.

On July 28, 2005, Farwell Equity Partners, LLC, a Delaware limited liability company (“Farwell”) entered into an Asset Purchase Agreement (the “ Purchase Agreement”) with Oblio Telecom, Inc. (“Oblio”), a wholly owned subsidiary of Farwell, Oblio Telecom L.L.P., a Texas limited liability partnership (“Oblio Texas”), and Sammy Jibrin and Radu Achiriloaie, the sole owners of Oblio Texas. David Marks, the Company's Chairman, is the managing member of Farwell (see also note 19). The Purchase Agreement provided for the acquisition by Oblio of substantially all of Oblio Texas’ assets and assumption of certain liabilities, in total consideration of $29,302, consisting of $15,479 in cash, $2,323 in amounts due seller, the issuance of 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock with an initial value of $9,000, and the issuance of an 18-month promissory note in the principal amount of $2,500. On August 12, 2005, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Oblio Telecom, Inc. from Farwell Equity Partners, LLC in consideration of the issuance of 66,000,000 shares of the Company's common stock. This transaction was structured in this way since the Company lacked the financial wherewithal to complete the acquisition on its own. In addition, the Company issued to Sammy Jibrin and Radu Achiriloaie, 375,000 shares of its common stock, par value $0.001. Of the cash portion, $1,000 was held in escrow at August 31, 2005 and has subsequently been released to Oblio Texas' upon certification that as of the day immediately preceding the closing of the acquisition, Oblio's current liabilities were not less than its current assets. Of the cash paid in connection with the acquisition, approximately $16,217 (including $150 for starting cash) was financed by means of a Credit Facility from CapitalSource Finance LLC ("CapitalSource"). The CapitalSource credit facility consisted of a $15,000 revolving credit facility, a $5,000 senior term loan (the "Term Loan A") and a $6,400 senior term loan (the "Term Loan B"). In connection with the execution of the Credit Facility, the Company paid CapitalSource a commitment fee of $264. In addition, CapitalSource received an aggregate of 1,250,000 shares of the Company's common stock. (see Note 8). Also in connection with the acquisition of Oblio Texas, the Company executed an amendment to its Laurus debt agreements (see Note 8). As part of the collateral for Term Note B, Farwell pledged $13 million of publicly traded securities from its portfolio of such securities and the Company entered into an indemnification agreement with Farwell; whereby the Company will indemnify Farwell for any costs incurred as a result of this pledging of collateral.

The acquisition is being accounted for as a purchase of the Oblio assets by the Company, and the Company has allocated the purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed which took into effect a number of factors including an independent purchase price analysis performed by an independent valuation and financial advisory firm. The Company has allocated the purchase price as follows:

Accounts receivable	$5,596
Inventory	2,109
Definite lived intangible - TCC/Oblio Brand	8,553
Definite lived intangible - customer list	149
Definite lived intangible - MVNO contract	17,742
Goodwill	4,959
Other assets	250
Accounts payable	(9,169)
Purchase price	$30,189

The sources of the purchase price, including the $1,142 transaction costs, including $729 allocated from the issuance of common stock, incurred were as follows:

Cash	$447
Accounts payable and accrued expenses	107
Capital Source debt proceeds:
Term Loan A	5,000
Term Loan B	6,400
Revolving credit facility	4,667
Additional amount due sellers	2,323
Note payable to sellers, net of discount of $255	2,245
Preferred stock to sellers	9,000
$30,189

The Company issued 70,750,000 shares of stock in connection with this acquisition as follows: (1) 66,000,000 shares of the Company's common stock were issued to Farwell for services provided in connection with the transaction including securing the Capital Source debt, (2) 2,500,000 shares were issued to Laurus in connection with the amendment entered into as part of the acquisition, (3) 1,250,000 shares were issued to CS Equity LLC in connection with the Capital Source debt, (4) 125,000 shares were issued to Capital Solutions Group as a finders fee, (5) 500,000 shares were issued to a consultant the company used in connection with the acquisition and (6) 375,000 shares were issued to the sellers.

The 66,000,000 shares issued to Farwell were in exchange for the total outstanding shares of Oblio and for the following efforts: (a) Farwell's assistance in identifying Oblio as an acquisition candidate and structuring the acquisition, (b) Farwell's arranging for the CapitalSource financing, and (c) providing collateral in the form of marketable equity securities for the CapitalSource Term Loan B and (d) payment on behalf of the Company of $150 of loan costs incurred in connection with the CapitalSource debt. Therefore, the Company allocated the total value of the 66,000,000 shares of common stock between the investment banking services provided by Farwell and the services related to obtaining the CapitalSource debt. In order to estimate the fair value of the investment banking services, the Company used the Lehman formula which resulted in $505 being recorded as investment banking services related to the acquisition of Oblio and therefore additional purchase price consideration. The remaining fair value of the shares of common stock, $14,312, was considered to be capitalized loan fees related to the CapitalSource debt.

The remaining 2,250,000 shares, or $505, were recorded based on their respective roles in the transaction resulting in 1,250,000 shares or $281 allocated to capitalized loan fees and 1,000,000 shares or $224 allocated to additional purchase price consideration.

The value of the shares issued in connection with the CapitalSource financing and the Laurus debt amendment were recorded as capitalized loan fees. The value of the shares issued in connection with the acquisition of Oblio was recorded as additional purchase price consideration.

In determining the fair value of the Company's common stock issued in connection with the acquisition of Oblio, the Company used $0.2245 per share, which represents the average closing price of the stock for the five trading days preceding the announcement of the acquisition through the five succeeding trading days following the announcement. A summary of the shares of common stock issued is as follows and the related accounting treatment was as follows:

	# of Shares	Purchase Price	Capitalized Loan Costs	Totals
Farwell	66,000,000	$505	$14,312	$14,817
Laurus	2,500,000	—	741	741
CS Equity LLC	1,250,000	—	281	281
Capital Solutions Group	125,000	28	—	28
Sellers	375,000	84	—	84
Consultant	500,000	112	—	112
	70,750,000	$729	$15,334	$16,063

Unaudited pro forma operating results for the Company, assuming the acquisition of Oblio occurred at the beginning of the period presented:

	2005	2004
Net sales	$142,052	$168,045
Net loss applicable to common shareholders	(3,219)	(11,714)
Net loss applicable to common shareholders per share:
Basic and diluted	($0.04)	($0.13)

Unaudited pro forma operating results for the years ended August 31, 2005 and 2004 include $3.5 million amortization costs related to the acquisition as well as $14.8 million amortization related to the capitalized debt costs incurred in such acquisition. In addition, these unaudited pro forma operating results reflect interest expense on the related acquisition debt assuming such debt was incurred at the beginning of the periods presented. Since MVNO was a new intitiative after the fiscal year ended August 31, 2005, Oblio had no amortization of the intangible asset allocated to the MVNO contract of $17,742.

Since a portion of the acquisition costs dealt with the issuance of shares, it is expected that $729 of the goodwill in the acquisition will not be tax deductible.

4.  Inventories:

Inventories as of August 31, 2005 consist of the following:

Raw materials	$338
Work in process	459
Finished goods	2,382
3,179
Less inventory reserves	(81)
$3,098

At August 31, 2005, the reserve for obsolescence was $81 principally related to raw material inventory.

5.  Equipment and improvements:

A summary as of August 31, 2005, is as follows:

Production equipment	$3,430
Leasehold improvements	591
Office equipment	104
Software	80
Automobiles	27
4,232
Less accumulated depreciation and amortization	2,004
$2,228

Depreciation and amortization expense for equipment, and improvements amounted to $620 and $587 for the years ended August 31, 2005 and 2004, respectively.

6.  Intangible Assets:

A summary as of August 31, 2005 is as follows:

Customer lists	$214
TCC Brand	8,553
MVNO Contract	17,742
26,509
Less accumulated amortization	138
$26,371

Amortization expense for intangible assets amounted to $96 and $13 for the years ended August 31, 2005 and 2004. Amortizatization expense is expected to be $5,302 for the next four years and $5,163 in the fifth year.

7.   Accrued Liabilities:

           A summary as of August 31, 2005 is as follows:

Compensation and benefits	$602
Commissions	105
Interest	185
Payroll taxes	752
Utilities	113
Other	210
$1,967

8.  Loans and Notes Payable:

LAURUS LOANS

ORIGINAL LOANS

On November 20, 2003, the Company entered into a Security Agreement ("Security Agreement") with Laurus Master Fund, Ltd. ("Laurus"), pursuant to which the Company may borrow from Laurus such amount as shall equal 85% of the Company's eligible accounts receivable as prescribed by the terms of the Security Agreement up to a maximum of $4,000 and the Company also entered into a Securities Purchase Agreement ("SPA"). Pursuant to the Security Agreement, the Company issued to Laurus a (i) Secured Revolving Convertible Note (the "Revolving Note") in the maximum principal amount of up to $2,500 and (ii) Secured Convertible Minimum Borrowing Note (the "Initial Minimum Borrowing Note") and together with any other Minimum Borrowing Notes issued under the Security Agreement, the ("Minimum Borrowing Notes") in the original principal amount of $1,500. Additional Minimum Borrowing Notes shall be issued as and when the Company is eligible and elects to make additional borrowings under the Revolving Note. Pursuant to the SPA, the Company issued and sold to Laurus (i) a Convertible Term Note ("Convertible Term Note"), together with the Initial Minimum Borrowing Note and the Minimum Borrowing notes (the "Convertible Notes"), in the principal amount of $2,100. The first payment on the Convertible Term Note was due 90 days from the issue date thereof has a maturity date of November 20, 2006 and requires monthly payments of $64. These payments commenced February 1, 2004 and were paid until December 1, 2004 at which time Laurus delayed the monthly payments for six months until June 30, 2005. In connection with the Security Agreement and the SPA, the Company issued to Laurus two warrants ("warrants") as follows: (i) the First Warrant was to purchase up to 600,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), having an exercise price of $0.83 per share for the first 250,000 shares of Common Stock acquired under such warrant, $0.90 per share for the next 200,000 shares of Common Stock acquired , and a price of $0.97 per share for any additional shares of Common Stock acquired thereunder and (ii) the Second Warrant was to purchase up to 350,000 shares of Common Stock having an exercise price of $0.83 for the first 200,000 shares of Common Stock acquired thereunder, $0.90 per share for the next 100,000 shares of Common Stock acquired thereunder, and $0.97 per share for any additional shares of Common Stock acquired thereunder. The Company recorded debt discounts of $190 and $118 for the first and second warrants, respectively and both initially expired on November 20, 2010. The Company computed the value of the warrants using the Black Scholes model using the following assumptions: (1) expected life of 3 years; volatility of 85%; (3) risk free interest rate of 4.17% and (4) dividend of 0%. On August 12, 2005, these warrants were cancelled and the outstanding unamortized warrant valuation of $149 was reclassified to capitalized loan fees.

The Convertible Notes initially carried a conversion price of $0.77 which subsequently was amended to $0.60 then again to $0.40 effective February 25, 2004. If the closing price of the Company's Common Stock for any of the 10 trading days preceding the payment date is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the noteholder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." During the quarter ended November 30, 2003, the Company recorded total value of beneficial conversion features of $475 and $433 applicable to the Revolving Notes and the Convertible Term note, respectively. During the quarter ended February 29, 2004 when the conversion price was adjusted to $0.40 per share, the Company recorded additional beneficial conversion features of $1,094 to the Revolving Notes and $1,207 to the Convertible Term Note. In addition, during the quarters ended February 29, 2004 and May 31, 2004, the Company increased its borrowings by $640 and $180, respectively and recorded additional beneficial conversion features of $418 and $49, respectively. During fiscal year 2004, the Company paid off $534 of the Convertible Term Note through stock conversions and amortized to interest expense $435 due to these conversions. The Company recorded an interest expense for the amortization of discounts related to the Convertible Term Note of $343, and $108 for the fiscal years ended August 31, 2005 and 2004, respectively. As of August 31, 2005, the Convertible Term Note had a balance of $1,464 with a corresponding unamortized beneficial conversion feature of $831 and the Revolving Notes had a balance of $2,703 with a corresponding unamortized beneficial conversion feature of $1,736. The Company recorded an interest expense for the amortization of discounts related to the Convertible Term Note of $145, and $110 for the fiscal years ended August 31, 2005 and 2004, respectively. As of August 31, 2005, the Company had available to borrow $1,297 limited to its borrowing calculation availability.

ADDITIONAL LAURUS TERM NOTE #2

On March 30, 2004, the Company entered into an additional $750 Convertible Term Note pursuant to which the Company issued and sold to Laurus (i) a Convertible Term Note ("Convertible Term Note #2",) in the principal amount of $750 and (ii) a warrant ("Term Note #2 Warrant") to purchase up to 750,000 shares of Common Stock at an exercise price of $0.50 per share. The Term Note #2 Warrant expires on March 30, 2011 and has a net share exercise provision. The original first payment on the Convertible Term Note #2 was due July 1, 2004 but was amended on June 29, 2004 as part of the additional borrowing mentioned below which extended the first payment date to September 1, 2004. This term note initially had a maturity date of March 30, 2007, but now has a maturity date of November 20, 2006.

The fair value of these warrants totaling $133 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and (4) dividend rate of 0%. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature of $246 was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." During fiscal year 2004, the relative fair value of the warrants of $133 was also recorded as a discount on the Convertible Term Note #2. On August 12, 2005, these warrants were cancelled and the outstanding unamortized warrant valuation of $90 was reclassified to capitalized loan fees. During the fiscal years 2005 and 2004, the Company recorded interest expense for the amortization of discounts in the amount of $85 and $28, respectively. As of August 31, 2005, outstanding loan balance approximated $532 and unamortized discounts for beneficial conversion feature totaled $176.

ADDITIONAL LAURUS TERM NOTE #3

On June 29, 2004, the Company entered into an additional $1,500 Convertible Term Note pursuant to which the Company issued and sold to Laurus (i) a Convertible Term Note ("Convertible Term Note #3") in the principal amount of $1,500 and (ii) a warrant ("Term Note #3 Warrant") to purchase up to 1,800,000 shares of Common Stock at an exercise price of $0.50 per share. The Term Note #3 Warrant expires on March 30, 2011 and has a net share exercise provision. This note and the note mentioned directly above were combined for a total $2,250 with principal payments of $73 commencing September 1, 2004. Payments for this Convertible Note #2 and Convertible Note #3 were made starting September 1, 2004 but discontinued after December 1, 2004 by agreement with Laurus to delay the note payments until June 30, 2005. This term note initially had a maturity date of March 30, 2007 but now has a maturity date of November 20, 2006.

The relative fair value of these warrants totaling $534 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and (4) dividend rate of 0%. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature of $966 was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." During fiscal year 2004, the relative fair value of the warrants of $534 was also recorded as a discount of the Convertible Term Note #3. On August 12, 2005, these warrants were cancelled and the outstanding unamortized warrant valuation of $502 was reclassified to capitalized loan fees. During fiscal years 2005 and 2004, the Company recorded interest expense for the amortization of discounts in the amount of $256 and $91, respectively. As of August 31, 2005, outstanding loan balance approximated $1,500 and unamortized discounts for beneficial conversion feature totaled $407.

GENERAL TERMS TO LAURUS NOTES

Each Note may be prepaid by us in cash by paying to the holder 115% of the principal and related accrued and unpaid interest thereon being prepaid. In addition, the Convertible Term Note may be prepaid at the Company's option in shares of Common Stock if and to the extent the average closing price of the Common Stock is greater than 110% of the Fixed Conversion Price for at least 5 consecutive trading days, subject to certain limitations. Each loan carries and interest rate of prime plus three basis points or a minimum interest rate of 7.0%.

The Company's obligations under the Security Agreement, SPA and the Notes are secured by a pledge by us of shares representing 100% of the share capital of its wholly-owned subsidiaries Titan PCB East, Inc. and Titan PCB West, Inc. (collectively, the "Subsidiaries"), a guaranty of such obligations by each of the Subsidiaries, and the grant of a security interest by each of the Subsidiaries in their respective assets.

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

The loan with Laurus contains many events of default including: (i) any failure to pay when due any amount the Company owes to Laurus; (ii) nonpayment of any taxes when due; (iii) any material breach by us of any other covenant made to Laurus; (iv) any misrepresentation made by us to Laurus in the documents governing the credit facility; (v) the institution of certain bankruptcy and insolvency proceedings by or against us; (vi) suspensions of trading of its common stock; (vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of its other indebtedness; (viii) payments of any dividends either in cash or stock; and (ix) changes of control of the company.

During the fiscal year ended August 31, 2005, the Company made its first three monthly payments and then received a six month extension of the payment of principal on both of its term loans mentioned above. They also agreed to forgo the conversion price reset upon the borrowing on a note from Frank Crivello which is convertible into common stock at $0.12 per share as noted below.

At August 31, 2005, the Company was in default under its Credit agreement with Laurus regarding the non filing of its Form 10-KSB for the year ended August 31, 2004 as well as the SB-2 filed on October 14, 2005 not becoming effective within 90 days of the closing of the Laurus Amendment. The Company has classified all Laurus debt as current at August 31, 2005.

LAURUS OVER-ADVANCE

During the quarter ended May 31, 2005, Laurus issued to the Company an over-advance of up to $1,000 which is secured by certain assets owned by Farwell Equity Partners, LLC ("Farwell"), a Delaware limited liability company of which David Marks, a principal shareholder and chairman of the board of the Company, is the managing member (see Note 19). This loan is a one-year additional line of credit. In conjunction with this over-advance, the Company entered into an Indemnification Agreement with Farwell intended to indemnify Farwell for any liabilities it may incur as a result of or arising from Farwell’s pledging of certain assets to Laurus as collateral for the over-advance. During the quarter ended May 31, 2005, the Company borrowed $450 when the stock was at various prices from $0.115 to $0.20; therefore the Company determined that there were beneficial conversion features totaling $138 which are being amortized over the one-year life of the over-advance. During the quarter ended August 31, 2005, the Company borrowed an additional $200 when the stock was at various prices from $0.12 to $0.13; therefore the Company determined that there were beneficial conversion features totaling $17 which are being amortized over the one-year life of the over-advance. During the fiscal year ended August 31, 2005, the Company expensed $62 related to this amortization. The over-advance is due in full on April 4, 2006. As of August 31, 2005, the outstanding balance approximated $1,000 with associated outstanding unamortized beneficial conversion features of $93.

Prior to the Laurus Debt Amendment, noted below, the Laurus notes were renamed as follows: (1) the Initial Minimum Borrowing Note together with the Revolving Note were renamed to “November 2003 Revolving Note”, (2) the Convertible Term Note eas renamed the “November 2003 Term Note”, and the Convertible Term Note #2 together with the Convertible Term Note #3 were renamed the “November 2003 MB Note.”

LAURUS DEBT AMENDMENT

In connection with the acquisition of Oblio Texas, the Company amended the terms of the registration rights agreement dated as of November 20, 2003 (the "Registration Rights Agreement") with Laurus Master Fund, Ltd. ("Laurus") and certain financial instruments for the benefit of Laurus as follows:

1.
The Fixed Conversion Price under that certain minimum borrowing note dated November 20, 2003 (the “November 2003 Revolving Note”), that certain convertible term note dated November 20, 2003 (the “November 2003 Term Note”), and that certain convertible term note dated March 30, 2004 (the “November 2003 MB Note,” together with the November 2003 Revolving Note and the November 2003 Term Note, the “Notes”), was increased from $0.40 per share to $1.50 per share;

2.
Until March 1, 2006, the Company’s prepayment penalties under the Notes will be equal to 5% of any principal amount prepaid; after March 1, 2006, the Company’s prepayment penalties will be equal to the amounts called for under the Notes;

3.	The maturity date of the November 2003 Revolving Note and the November 2003 MB Note, together with the loan and security agreement related thereto, will be extended until August 12, 2008;
4.
The minimum monthly principal payment pursuant to the March 2004 Term Note will be $25,000 per month from October 1, 2005, together with accrued interest thereon, from September 1, 2005 through February 1, 2006, and $215,000 per month, together with accrued interest thereon, from March 1, 2006 through March 1, 2007, with any balance paid with the final payment;

5.
The minimum monthly principal payment pursuant to the November 2003 Term Note will be $25,000 per month from October 1, 2005, together with accrued interest thereon, from September 1, 2005 through February 1, 2006, and $150,000 per month, together with accrued interest thereon, from March 1, 2006 through November 1, 2006, with any balance paid with the final payment;

6.
The Company will be permitted to immediately borrow all funds available pursuant to the loan and security agreement between the Company and Laurus dated as of November 20, 2003 and the over-advance amendment thereto dated as of April 4, 2005. The collateral pledged by Farwell in support of such over-advance facility will continue to be pledged to Laurus until such time as the over-advance facility is indefeasibly repaid in full;

7.	All warrants previously issued to Laurus were cancelled; and
8.
The Registration Rights Agreements was amended to provide that a registration statement covering the resale of the securities issuable upon conversion of the Notes, together with 2,500,000 shares of the Company’s common stock issued to Laurus in connection with this amendment, shall be declared effective by the Securities and Exchange Commission no later than 90 days following the closing date of the acquisition of Oblio by the Company. Such registration statement shall also be permitted to include: (i) the shares of Common Stock issuable upon conversion of the Preferred Stock; (ii) 375,000 shares of Common Stock issued to the former owners of Oblio; (iii)1,250,000 shares of Common Stock issued to CS Equity, an affiliate of CapitalSource; (iv) 500,000 shares of common stock issued to a consultant in connection with the acquisition.

The modification to the Laurus debt, including the change in the debt term and the exchange of the 2,500,000 shares of the Company’s common stock for the warrants held by Laurus, was recorded in accordance with the convertible debt modification rules. The Company determined that, based on the net present values of the original and amended cash flows related to the debt, the amended debt was not “substantially different.” Therefore, there was no change to the carrying value of the original debt. Additionally, the Company determined that there was no incremental intrinsic value as a result of the amendment to the conversion price of the debt. The fair value of the 2,500,000 shares of the Company’s common stock issued to Laurus was considered a fee paid to Laurus in exchange for the modification and is being amortized over the remaining debt term. The value of this stock was determined in accordance with the accounting rules related to the exchange of equity instruments. Therefore, these shares were valued based on the remaining unamortized carrying value of the cancelled warrants of $741 plus the amount, if any, by which the fair value of the common stock issued at the weighted average price of $0.2245, or $561, exceeded the fair value of the cancelled warrants immediately prior to the exchange, or $685. The fair value of the warrants was determined using the Black-Scholes option pricing model. Based on this, the total value assigned to the stock was $741; therefore the company recorded as a reclassification from unamortized debt discounts to additional capitalized loan fees of $741 and an increase in common stock of $2 with a corresponding decrease in additional paid in capital.

CAPITAL SOURCE LOANS

On August 12, 2005 in connection with the acquisition of Oblio Texas, Oblio entered into a credit facility (“Credit Facility”) with CapitalSource Finance LLC ("CapitalSource"). The CapitalSource credit facility consists of a $15,000 revolving credit facility, a $5,000 senior term loan (the "Term Loan A") and a $6,400 senior term loan (the "Term Loan B"). Approximately $16,217 was borrowed upon the closing of this transaction. In connection with the execution of the Credit Facility, the Company paid CapitalSource a commitment fee of $264. In addition, CapitalSource received an aggregate of 1,250,000 shares of the Company's common stock which were valued at $0.2245 per share. The total value of the stock of $281 and the transaction costs charged by CapitalSource of $239, including the commitment fee, have been capitalized to capitalized loan fees and are being amortized over the 15 month life of the CapitalSource debt.

The revolving line has a three-year term with a maturity date of August 12, 2008 and carries an interest rate of prime with a minimum of 6.50% plus one percent and interest is payable monthly in arrears. At August 31, 2005, the interest rate being charged by Capital Source on this revolving line was 7.5% The principal is due at the end of the term. Prepayments of principal are subject to penalty. The amounts available from time to time under the Revolving Loan are determined by the value of Oblio's eligible receivables and inventory. At August 31, 2005, the outstanding loan balance approximated $2,467 with $12,533 available to borrow limited to its borrowing calculation availability.

The Term Loan A and the Term Loan B have a term of 15 months with a maturity date of December 1, 2006 and are amortized on a straight line basis over 24 months with a balloon payment due at the end of the term, if necessary. Both loans carry an interest rate of prime with a minimum of 6.50% plus four percent. At August 31, 2005, the interest rate being charged by Capital Source on this revolving line was 10.5% Principal and interest payments are payable monthly in arrears commencing October 1, 2005. Both term loans may be prepaid without penalty. On a monthly basis, 100% of Oblio's excess cash flow will be applied equally to repayment of the Term Loan A and the Term Loan B. As part of the collateral for Term Note B, Farwell pledged $13 million of publicly traded securities from its portfolio of such securities and the Company entered into an indemnification agreement with Farwell; whereby the Company will indemnify Farwell for any costs incurred as a result of this pledging of collateral.

As security for its obligations under the Credit Agreement, Oblio pledged all of its assets to CapitalSource. In addition, the Company pledged its stock in Oblio. As further security for Oblio's obligations under the Term Loan B only, Farwell pledged securities with a fair market value of approximately $12.6 million, from its portfolio of publicly traded securities. David Marks, the Company's Chairman, is the sole managing member of Farwell. The company entered into an indemnification agreement with Farwell indemnifying them of any and all costs associated with the pledging of their collateral. The fair value of the 63,750,000 shares of stock of $14,312 were capitalized to loan fees and are being amortized over the 15 month life of the Term Note B (see Note 19).

As part of the CapitalSource Credit Agreement, the Company agreed to certain other fees including: (1) a monthly 0.021% fee on all the unused lines, (2) 0.042% collateral management fee, (3) additional payments on the term loans based on excess cash flow as defined, as well as other restrictions including: (1) mandatory prepayment if change in control exists or sales of material assets (2) a registration rights agreement covering the 1,250,000 shares of stock granted CS Equity, LLC and (3) the accrual of dividends and interest on amounts due sellers until the term notes are paid in full.

On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with this Credit and Security Agreement. The defaults deal with not maintaining minimum EBITDA as stated in the loan covenants. Oblio was also advised that CapitalSource believed Oblio had defaulted on certain representations and covenants. Although, Oblio has met all monetary obligations to CapitalSource has the right to increase the interest rate on the Revolving Loan and the Term Loan by 4% per annum with Oblio being assessed an interest rate of 11.75% on the Revolving Loan and 14.75% on the Term Loans. In addition Oblio may be assessed a non-compliance fee of approximately $6,500 per day. Although the occurrence of the Events of Default permit Capital Source to accelerate the obligations, Oblio was advised that except for the penalties described above, Capital Source is not taking any immediate action with respect to the default. Due to this default, the total amount outstanding under the term notes of $11,400 have been classified as current.

PREFERRED STOCK

Oblio issued to F&L, LLP (f/k/a Oblio Telecom, LLP), 9,000 shares, $1,000 stated value per share, of Preferred Stock of the Company's subsidiary Oblio Telecom, Inc. ("Preferred Stock") which is convertible into shares of the Company's common Stock at $1.50 per share. The Preferred Stock consists of four tranches, the first one of which includes 3,000 shares of Preferred Stock and each one of the others include 2,000 shares, subject (except in the case of the first tranche) to reduction in the event Oblio fails to meet certain EBITDA targets. Based on these EBITDA target, the initial value of the Preferred Stock could be reduced by a maximum of $6,000. In no case can the initial value ever be more than $9,000. Holders of the Preferred Stock are entitled to preferential cash dividends out of the Company’s funds at an annual rate of 3% of the then current stated value. Oblio may redeem the Preferred Stock at any time at a premium of 105%, 110% and 115% of the then stated value (plus accrued and unpaid dividends) during the first, second and third year after issuance of the Preferred Stock, respectively. All shares of Preferred Stock must be redeemed on the third anniversary of issuance. The first tranche is convertible immediately. Commencing on each of the three anniversaries following the issuance of the Preferred Stock, each of the second, third and fourth tranche of Preferred Stock is convertible into a number of shares of Common Stock equal to the then stated value (plus accrued and unpaid dividends) divided by $1.50 (the “Conversion Price”). The Conversion Price is subject to adjustments as a result of, among other things, stock splits and reclassifications and contains initial anti-dilution provisions including adjustments to the Converion Price in the event of the Company issuing common stock at prices below the initial Conversion Price. The Company has undertaken to register the shares of Common Stock issuable upon conversion of the Preferred Stock. In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as long-term debt as well as the associated dividends of $14 for the period of the acquisition through the end of the fiscal year. Certain events of default related to The Preferred Stock occurred subsequent to year end and have been waived by The Holders.

Due to the potential variability of the Conversion Price due to subsequent stock issuances, as discussed above, the Company is required to record the embedded conversion feature of the Preferred Stock as a liability at fair value and to remeasure that value each reporting period with changes being charged to operations. The Company determined that, at August 31, 2005, the fair value of the embedded conversion feature was immaterial as a result of the Conversion Price being significantly above the current fair value of the Company’s common stock and the relative short term of the Preferred Stock.

OTHER LOANS

In January 2002, the Company secured a non-interest bearing auto loan for $15 and was required to make monthly payments through February 2005, at which time it was paid in full.

On November 30, 2004, the Company entered into a 10% $1,000 note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello (see also note 19) will loan the Company up to a total of $1,000 convertible at $0.12 per share with an initial maturity date of January 31, 2005. This note can be extended with the approval of both parties. In the fiscal year ended August 31, 2005, a previously outstanding loan from Mr. Crivello in the amount of $50 was repaid with an initial advance on this note. On November 30, 2004, the Company received the first cash installment on this note of $300 when the stock price was $0.30 per share; therefore the Company determined that there was a beneficial conversion feature in the amount of $300. During the quarter ended February 28, 2005, the Company received further net installments totaling $283 when the stock was at varying prices from $0.15 to $0.22; therefore the Company determined that there were additional beneficial conversion features totaling $202. All these beneficial conversion features were recorded as additional paid in capital and as discounts on the note payable. All these beneficial conversion features were expensed during the quarter ended February 28, 2005. Although the note came due on January 31, 2005, Mr. Crivello has not requested repayment. Subsequent to year-end the Company modified the maturity date to December 31, 2005. On July 27, 2005, Mr. Crivello submitted to the Company expenses totaling $67 which were an accumulation of expenses incurred on the Company's behalf bringing the total outstanding to Mr. Crivello to $700. On July 27, 2005, the value of its stock was $0.11; therefore no beneficial conversion feature was deemed necessary. On July 28, 2005, Mr. Crivello assigned his note to Farwell Equity Partners, LLC ("Farwell") and Farwell converted the outstanding $700 to stock at $0.12 resulting in receiving 5,833,333 shares of the Company's common stock. As of August 31, 2005 no amounts were outstanding under this loan, although additional amounts under this loan are expected. Subsequent to year end, the Company borrowed an additional $300 under this loan.

On August 12, 2005, in connection with the acquisition of Oblio Texas, the Company issued to Sammy Jibrin and Radu Achiriloaie, the sellers of Oblio Telecom, LLP, an 18-month promissory note in the principal amount of $2,500 which matures on February 12, 2007 and carries an interest rate of 1% per annum. This note was recorded at its fair value of $2,245 with an associated discount of $255 which is being amortized over the 18 month term of the note. The effective interest rate on this note is approximately 7.50%. This note is subordinated to the CapitalSource debt as described above. Certain events of default related to This Note occurred subsequent to year end and have been waived by The Holders.

A summary of the long-term debt maturities at August 31, 2005 is as follows:

	Preferred
	Stock	Debt	Total
Year ending August 31,
2006	$3,014	$14,951	$17,965
2007	2,000	2,445	4,445
2008	2,000	—	2,000
2009	2,000	—	2,000
	9,014	17,396	26,410
Less unamortized discounts	—	1,669	1,669
	$9,014	$15,727	$24,741

OTHER SHORT-TERM DEBT

In the fiscal year ended August 31, 2004, the Company issued convertible notes to the Company's major stockholder and other parties to settle certain outstanding obligations of the Company and for future cash infusions into the Company. These notes totaling $1,735 were issued as convertible notes with a conversion price of $0.32 per share and carry an interest rate of 10% per annum. The Company received a waiver from its lender of the lines of credit and term loans for such issuances. The Company’s largest shareholder converted the outstanding notes balance of $1,450 into 4,531,250 shares effective May 31, 2004. The Company has recorded a beneficial conversion feature on these converted notes of $1,118 and have expensed the full amount upon the conversion during the fiscal year ended August 31, 2004. In connection with the remaining notes, the Company also recorded a beneficial conversion feature of $148, repaid $100 of the amount borrowed and expensed $100 of the beneficial conversion feature through interest expense. The Company also expensed an additional $48 and $8 thru interest expense for the amortization of the beneficial conversion feature for the years ended August 31, 2005 and 2004, respectively. A convertible note in the amount of $50 was repaid in the quarter ended February 28, 2005 in conjunction with an advance under the Note Payable - Related Party. These notes have been rewritten without a conversion feature and were due July 31, 2005. During the quarter ended August 31, 2005, $80 was repaid with a balance outstanding at August 31, 2005 of $55 which has been paid subsequent to year end.

9. Gain on Extinguishment of Debt

During the fiscal year ended August 31, 2004, the Company settled an unpaid capital lease obligation with a balance due of $434 for cash of $85 resulting in a gain of approximately $349.

10.  Litigation:

In September 2002, a former employee filed a complaint against the Company alleging wrongful termination. During the quarter ended November 30, 2003, the Company settled this case for $85 and during the fiscal year ended August 31, 2004, the Company has completely paid this amount.

On June 15, 2003, the Company was served with a summons from National Laminate Sales (“NLS”); whereby NLS alleged that the Company’s subsidiary, Titan PCB East, is only a name change from Eastern Manufacturing Corporation (“EMC”) and the EMC liability should still be paid. NLS subsequently amended its complaint to include the amount whereby Titan PCB East, Inc. purchased from NLS since its inception. During fiscal year 2005, the Company has settled this case for the amount that Titan PCB East, Inc. purchased from NLS.

On May 31, 2004, the Company was served with a summons from K & S Enterprises ("K & S"); whereby K & S alleged that Titan PCB West, Inc. assumed the remaining life of the lease that K & S had with SVPC Circuit Systems, Inc. The Company contends that the lease was never assumed and during the fiscal year ended August 31, 2005, the Company settled this lawsuit for $6.

On July 29, 2005, the Company was served with a summons from Hytek Services ("Hytek"); whereby Hytek alleged that it had lost an account as a result of Titan PCB West, Inc.'s ("Titan") negligence and defective boards and also alleges that Titan violated the Non-Disclosure Agreement by utilizing Hytek's confidential information and hiring an ex-Hytek employee. This lawsuit seeking damages of approximately $400 was filed after Titan attempted to collect an extremely old accounts receivable due Titan from Hytek in the amount of $145. The Company contends that Hytek's complaint is without merit and the amount owed Titan will be collectible. As a precaution, the Company fully reserved for this $145 as a reserve for bad debts.

Included in the Company’s accrued liabilities are unpaid payroll taxes to the State of California of $67, $12 to the Commonwealth of Massachusetts and $650 to the Internal Revenue Service for the calendar year 2005. The Company currently has an existing payment plan for a substantial portion of the unpaid payroll taxes with the IRS and is working with counsel on payment plans for these other agencies. Subsequent to year-end we have paid $293 towards our liability with the IRS.

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

11.  Settlement Agreements

During the fiscal year ended August 31, 2004, the Company reached informal agreements with one of the Company's past Presidents and one of its past Chief Executive Officers to cancel their existing warrants, each consisting of the right to purchase from its largest stockholder 1,000,000 shares at $0.50 each in exchange for 350,000 shares of common stock each to be issued by its largest stockholder. This was further amended and they were both paid $60 in lieu of warrants from its largest stockholder. The value of this new agreement is measured based on the sum of (1) the remaining unamortized fair value of the warrants; (2) the amount by which (a) the fair value of the new equity instrument measured at the modification date is greater than (b) the fair value of the old equity instrument immediately before its terms were modified. On July 9, 2004, the Company finalized negotiations with these two individuals for a combined final settlement of $50 being paid from the Company which was paid on that date. Since the $170 payments are less than the fair value of the warrants of $1,538, the Company expensed the entire unamortized value of the warrants in the amount of $1,373 during the fiscal year ended August 31, 2004 (see Notes 18 and 19).

12.  Stock Option and Warrant Repricing:

During the fiscal year ended August 31, 2004, the Company re-priced approximately 570,000 stock options from $1.50 to $0.79 under the Company's 1992 Stock Option Plan and 500,000 warrants from $0.77 to $0.40 (see Note 15). The 500,000 warrants were cancelled upon the resignation of the respective officer. In accordance with FASB Interpretation, No. 44, “Accounting for Certain Transactions Involving Stock Transactions", these options have subsequently been accounted for as variable from May 3, 2004 through the period ended August 31, 2004. Since the stock price has been less than the re-priced option price, the Company has not recorded any additional compensation expense in its financial statements for the fiscal years ended August 31, 2005 and 2004. These options will be re-measured each period throughout their life.

13.  Income Taxes:

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of August 31, 2005 and 2004, has been established to reflect these uncertainties. As of August 31, 2005, the deferred tax asset before valuation allowances is approximately $3,997, for federal purposes.

Income tax provision amounted to $0 for the years ended August 31, 2005 and 2004 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2005	2004
Computed tax at federal statutory rate of 34%	$(1,991)	$(2,517)
Permanent differences	891	1,266
Change in valuation allowance	1,100	1,251
	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets
Current:
Allowance for doubtful accounts and returns	$108
Inventory reserve	28
UNICAP	5
Amortization	11
Accrued vacation	71
Total current	223

Long term:
Depreciation	(174)
Net operating loss carryforwards	3,948
Total long-term	3,774
Net deferred assets before valuation allowance	3,997
Valuation allowance	(3,997)
Net deferred tax assets	$--

At August 31, 2005, the Company has available unused net operating loss carryforwards of approximately $11,756 for federal purposes that may be applied against future taxable income and that, if unused, begin to expire in 2022. During the year ended August 31, 2005, the valuation allowance increased $1,100.

14.  Stock Options:

As of August 31, 2005, the Company has not established a stockholder approved employee stock option plan or directors stock option plan; therefore all the options granted are non-qualified in nature. The exercise price for these options, based on management's assessment, is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than ten years from the grant date and generally are 25% vested upon grant, and an additional 25% annually until 100% vested at the end of the third year. During the fiscal year ended August 31, 2005, no options were granted. During the year ended August 31, 2004, the Company issued 325,000 options at prices ranging from $0.42 to $1.50. The Company also cancelled 95,000 and 400,000 options ranging in price from $0.42 thru $4.00 for the fiscal years ended August 31, 2005 and 2004, respectively. During fiscal year 2004, the Company also repriced 570,000 options to $0.79 from $1.50 (see Note 12).

	Options	Weighted Average exercise price
Options outstanding at August 31, 2003	1,215,000	$1.23
Options granted	325,000	0.65
Options canceled	(400,000)	1.14
Options exercised	—	—
Options outstanding at August 31, 2004	1,140,000	0.74
Options granted	—	—
Options canceled	(95,000)	0.54
Options exercised	—	—
Options outstanding at August 31, 2005	1,045,000	0.76

Summarized information about stock options outstanding at August 31, 2005 is as follows:

				Exercisable
Range of Exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.57 -$0.58	75,000	8.36	0.58	50,000	8.38	$ 0.58
0.75	395,000	3.89	0.75	257,000	3.66	0.75
0.79	570,000	1.98	0.79	518,000	1.97	0.79
1.50	5,000	1.92	1.50	4,000	2.92	1.50
	1,045,000			829,000

For the years ended August 31, 2005 and 2004, options to purchase 829,000 and 647,000 shares, at weighted average exercise prices of $0.76 and $0.77, respectively, of common stock were exercisable with the remaining options becoming exercisable at various dates through May 3, 2007 and having expiration dates through May 3, 2014.

15.  Warrants:

In the year ended August 31, 2004, there were two sets of warrant issuances. The first set consisting of 3,500,000 warrants issued to Laurus in prices ranging from $0.50 to $0.97. These were issued as part of the financing arrangements with Laurus and are described in detail in Note 8 above. These were cancelled on August 12, 2005 in connection with the issuance of 2,500,000 shares of the Company's common stock. The second set of warrants was issued to immediate past Chief Executive Officer for a total of 500,000 warrants. These warrants were issued at $0.77 per share, but repriced to $0.40 per share on May 3, 2004. On June 17, 2005, these warrants were cancelled effective upon this executive's resignation from the board of directors.

 16.  Retirement Plan:

The Company has established a 401(k) plan for the benefit of employees effective September 1, 2003 and has made no contributions for the years ended August 31, 2005 and 2004. This plan allows for the employee to contribute up to 75% of their pay to the IRS maximum allowable contribution per year. The Company at the present time has a discretionary match which is to be determined based on the Company’s profitability.

17.  Commitments and Contingencies:

OPERATING LEASES

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable or original lease terms in excess of one year as of August 31, 2005:

Year Ending August 31,	Real Estate	Other	Total
2006	$677	$3	$680
2007	745	2	747
2008	747	—	747
2009	348	—	348
	$2,517	$5	$2,522

All leases expire prior to January 2009 and the Company does not have any obligations that extend beyond five years. The Company’s facility leases for Titan PCB East and West contain escalation provisions. The Company records rent expense on these leases on a straight line basis. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. Rent expense totaled $708 and $525 for the years ended August 31, 2005 and 2004.

CONTRACTS

In July 2002, the Company entered into an at-will employment agreement with its Vice President of Sales ("VPS") that allows for either the Company or the VPS to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary of $140 plus bonuses, which are based on achieving certain monthly sales quotas and normal employee benefits. His wages were increased to $185 in August 2004. This at-will employment agreement is for a term of five years from the date of the agreement. In the event the VPS is terminated without cause, the Company will pay three (3) months of base salary as severance and continuation of normal employee benefits during the three (3) month severance period. In addition, the Company has granted vested options to purchase up to 360,000 shares of the Company's common stock at $1.50 per share which were repriced to $0.79 in May 2004. (see Note 12).

In December 2003, the Company entered into an at-will employment agreement with its immediate past Chief Executive Officer ("CEO") that allowed for either the Company or the CEO to terminate employment at any time. Under the at-will employment agreement, the Company paid a signing bonus of $40 and a base annual salary of $200. In addition to this agreement, the Company also granted its CEO 250,000 warrants at $0.77 per share exercisable for a period of three years and on January 31, 2004, when this executive was promoted to Chief Executive Officer ("CEO") was granted an additional 250,000 warrants at $0.77 per share. In May 2004, all these warrants were repriced at $0.40/share. (see Note 12). Effective December 16, 2004, the CEO resigned but continued as a member of the board of directors until June 17, 2005 when he also resigned from the board. Effective upon his resignation from the board, all 500,000 warrants were cancelled.

Pursuant to the terms of an Agreement dated as of August 12, 2005 between Mr. Jibrin and Oblio, Mr. Jibrin will serve as Chief Executive Officer of Oblio for an initial term of three years, subject to automatic renewals for successive one-year terms unless terminated by either party. Mr. Jibrin will receive annual compensation of $175,000. In addition, Mr. Jibrin may receive a bonus based upon Oblio’s EBIDTA.

Pursuant to the terms of an Agreement dated as of August 12, 2005 between Mr. Achiriloaie and Oblio, Mr. Achiriloaie will serve as Chief Operating Officer of Oblio for an initial term of three years, subject to automatic renewals for successive one-year terms unless terminated by either party. Mr. Achiriloaie will receive annual compensation of $175,000. In addition, Mr. Achiriloaie may receive a bonus based upon Oblio’s EBIDTA.

CONTINGENCIES

The Company through its subsidiary Oblio has a $750 letter of credit for the benefit of Sprint. This letter of credit currently is covered by a 100% cash deposit in Amegy Bank which occurred in September 2005.

The Company through its subsidiary Oblio is a party to a contract with Sprint Spectrum L.P. ("Sprint") dealing with its wireless program. The Company purchases its wireless air time through Sprint with the contract covering an initial five year period. The contract stipulates that Oblio must have a specified number of minimum end users at the end of varying intervals for the first two years of the contract period. If Oblio fails to achieve these levels or breaches the contract in any other specified way Oblio will owe liquidating damages up to a maximum of $1,250 to Sprint based on a sliding scale for the first two years of the contract.

The Company through its Oblio subsidiary has a Product Procurement and Fulfillment Services Agreement with CellStar, LTD ("CellStar") in which Cellstar serves as the fulfillment center for Oblio's wireless cellular phones and accessories and insures that Oblio has the proper quantity in order to fill its orders with distributors. This agreement calls for a 90 day forecast with a 30 day firm commitment to purchase these phones. Cellstar is also able to charge a nominal monthly fee for any pallet of Oblio items in its inventory for greater than 60 days. Prior to our acquisiton of Oblio Texas they purchased 35 phones some of which remain in CellStar's warehouse at August 31, 2005. The Company is currently in negotiations concerning the potential bill for product greater than 60 days.

The Company believes that it does not have any material asset retirement obligations or environmental remediation liabilities related to its leased manufacturing facilities. However, due to its lack of experience with facility closures and the related asset retirements, the Company is unable to estimate an asset retirement obligation. Additionally, the Company believes that the possibility of any environmental remediation liability would be remote and the amount would not be reasonably estimable.

18.  Stockholders’ Equity:

Transactions of stockholders' equity during the years ended August 31, 2005 and 2004 are summarized by type in the following table:

Balance at 8/31/03	14,624,687	$9,164
Issuance of common stock in private offering (1)	1,000,000	160
Delayed issuance of common stock for prior year offering (2)	86,196	-
Issuance of common stock as financing cost (3)	150,000	109
Repurchase and settlement of warrant (4)	-	(50)
Beneficial conversion features and warrants as part of financing (5)	-	6,018
Additional interest expense on converted debt to related party (6)	-	1,118
Issuance of common stock for professional services (7)	1,830,000	948
Issuance of common stock for debt conversion (8)	1,701,985	756
Issuance of common stock for converted interest expense (6)	775,187	541
Issuance of warrants for consulting services (9)	-	110
Issuance of common stock for debt conversion - related parties (10)	4,531,250	1,450
Cancellation of previously awarded employee options (11)	-	(33)
Balance at 8/31/04	24,699,305	20,291
Issuance of common stock in for converted interest expense (12)	50,000	20
Beneficial conversion features on convertible debt (13)	-	658
Issuance of stock for debt conversion - related parties (14)	5,833,333	700
Issuance of common stock exchanged for cancellation of warrants (15)	2,500,000	-
Issuance of stock for acquisition of Oblio Telecom, Inc. (16)	3,250,000	728
Issuance of stock for financing the acquisition of Oblio Telecom, Inc. (17)	65,000,000	14,593
Cumulative preferred stock dividends (18)	-	(14)
Balance at 8/31/05	101,332,638	$36,976

(1)
As of August 31, 2004, the Company raised a total of $742 from the exercise of warrants that had been issued to SBI. The Company received $75 in the fiscal year ended August 31, 2003 and $667 in the fiscal year ended August 31, 2004 and offset the value of these warrants as financing costs related to this offering during the fiscal year ended August 31, 2004.

(2)
The Company raised $1,990 (net of related cost) from its private placement offering that closed on January 9, 2003 (the "Private Placement") and two additional private placements on February 3, 2003. In connection with these placements, the Company issued 3,211,320 shares of Common Stock at $0.75 per share (which includes self imposed company penalty for late registration of shares, 86,196 shares of which were issued in Fiscal 2004).

(3)	Issued 150,000 shares of common stock to Crescent Fund, Inc. as part of finding fee for Laurus transaction in November 2003.
(4)
On July 29, 2003, Irrevocable Children's Trust, the Company's largest shareholder, issued 1,000,000 warrants to purchase shares of common stock owned by ICT at $0.50 per share to each Mr. Bob Ciri and Mr. Andrew Glashow as part of employment agreements to serve as its Chief Executive Officer and President, respectively. The Company computed the fair value of these warrants using the Black-Scholes model. The fair value of the options was amortized and expensed over the term of the employment contracts. These two individuals left the Company in January 2004; whereby the Company expensed the remaining unamortized portion of intrinsic value. The warrants were repurchased and cancelled and the Company and Mssrs. Ciri and Glashow reached settlement agreements with the Company whereby ICT paid them a total of $120 and the Company paid them a total of $50.

(5)	Beneficial conversion features of Laurus loans of $4,895, warrants related to Laurus loans of $975 and beneficial conversion features of 10% convertible loans of $148.
(6)	Additional interest incurred upon the conversion of interest at $0.40 per share and the fair value of interest payments upon dates of issuance.
(7)
The Company had many consultants and professionals during the fiscal year 2004 and as part of their compensation, these consultants were issued stock in the amount of 1,161,000 shares in varying prices ranging from $0.44 to $1.30 or an average price of $0.52/share for the fiscal year ended August 31, 2004.

(8)	Represents the term loan conversions from Laurus as well as partial payments on the payoff of 24% notes as stock issuances.
(9)	Issuance of 500,000 warrants to the Company's Chief Executive Officer at $0.77, as well as the repricing to $0.40.

(10)	Represents the loans converted from Irrevocable Children’s Trust and related entities at $0.32/share.
(11)
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

(12)	Laurus elected to convert $20 of interest into 50,000 shares of common stock.
(13)	The Company recorded additional beneficial conversion features of $658 related to loans entered into with Mr. Frank Crivello.
(14)	Farwell converted $700 of debt owed to it into 5,833,333 shares of the Company's common stock.
(15)	The Company granted to Laurus 2,500,000 shares of its common stock in exchange for cancellation of 3,500,000 Laurus warrants and changing the conversion price from $0.40 to $1.50 per share.
(16)	The Company issued 3,250,000 shares of its common stock in connection with the acquisition of Oblio Telecom, Inc.
(17)
The Company issued 65,000,000 shares of its common stock for services rendered in connection with the financing of the acquisition of Oblio Texas and payment by Farwell of $150 of debt costs to CapitalSource on behalf of the Company.

(18)	Cumulative dividend accrued on Oblio Telecom, Inc. Preferred stock at 3% for 19 days.

19.	Related Parties:

During the year ended August 31, 2005 and 2004, Farwell converted outstanding loans totaling $700 into 5,833,333 shares of common stock and Irrevocable Children’s Trust converted outstanding loans totaling $1,450 into 4,531,250 shares of common stock.

On August 12, 2005, the Company completed the acquisition from Farwell of all of the issued and outstanding shares of common stock of Oblio in consideration for the issuance to Farwell of 66,000,000 shares of the Company's common stock. The Company's Chairman, David Marks is the Managing Member of Farwell and has sole control of the entity. These shares were issued partly in consideration for Farwell pledging public securities from its portfolio of publicly traded securities to CapitalSource in connection with the financing of the acquisition of Oblio Texas.

In the year ended August 31, 2005, the Company wrote off a $25 note receivable from Curtis Okumura, the CEO, president and director of the Company.

20.	Segment Information:

The Company considers itself in two distinct operating segments.

The Company through its subsidiaries, Titan PCB West and Titan PCB East, is a fabrication service provider of time sensitive, high tech, prototype and pre-production printed circuit boards, providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. The Company considers this its PCB business segment.

The Company through its Oblio Telecom, Inc is engaged in the creation, marketing, and distribution of prepaid telephone products for the wire line and wireless markets and other related activities. The Company acquired Oblio in a transaction that was completed on August 12, 2005.

	2005	2004
Sales:
PCB	$16,939	$16,367
Telecommunications	5,840	—
Totals	$22,779	$16,367
Interest expense:
PCB	2,480	3,346
Telecommunications	591	—
Totals	3,071	3,346
Net Loss:
PCB	$(2,031)	$(1,484)
Telecommunications	(355)	—
Corporate activities	(3,470)	(5,918)
Totals	$(5,856)	$(7,402)
Assets:
PCB	$7,779	$7,650
Telecommunications	55,597	—
Totals	$63,376	$7,650
Equipment and improvements (Gross):
PCB	$4,232	$4,125
Telecommunications	—	—
Totals	$4,232	$4,125
Additions:
PCB	$107	$617
Telecommunications	—	—
Totals	$107	$617
Depreciation expense:
PCB	$620	$587
Telecommunications	—	—
Totals	$620	$587
Goodwill and intangible assets (Gross):
PCB	$65	$65
Telecommunications	31,403	—
Totals	$31,468	$65
Amortization expense:
PCB	$24	$13
Telecommunications	72	—
Totals	$96	$13

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States, an immaterial amount is made to foreign operations - therefore the Company contends that no geographic data needs to be shown.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of August 31, 2005 the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

Our independent registered public accounting firm reported to our Board of Directors certain conditions involving internal controls which they believe represent material weaknesses in our internal control environment. These matters are with regard to insufficient personnel resources within the accounting function, based on the size and complexity of the organization, to affect timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements.

Our management and the Board of Directors agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the material weakness.

With a significant acquisition during the past year and other developments in the business, significant additional demands have been placed on our accounting resources. Therefore, we are in the process of expanding our accounting department to meet these elements.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting. During the Company's fourth quarter, the Company acquired the business of Oblio Telecom, LLP and added another business segment to the Company's portfolio. This division currently limited staff has no accountant. The duties are being divided utilizing as many internal controls as possible in a 12 employee operation. The Company's Chief Financial Officer is currently overseeing and performing the accounting functions for this division; otherwise, there are no changes in internal controls.

ITEM 8B. OTHER INFORMATION

None.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors executive officers of the Company and their ages as of August 31, 2005 and positions held with the Company, as follows

Name	Age	Position
David M. Marks Curtis Okumura Stephen Saul Kennedy Daniel Guimond Sammy Jibrin Radu Achiriloaie	37 42 38 47 35 37
Chairman of the Board
Chief Executive Officer, President and Director
Vice President Sales and Director
Chief Financial Officer & Secretary
Chief Executive Officer, Oblio Telecom, Inc.
Chief Operating Officer, Oblio Telecom, Inc.

DAVID M. MARKS. Mr. Marks was the Company's Chairman of the Board of Directors from September 15, 2002 to May 13, 2003 and was reappointed Chairman in May 2005. From May 2003 until May 2005, Mr. Marks remained as one of its Directors. Mr. Marks has served as Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 since 1994. Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has the responsibility in overseeing all investments by Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 with responsibilities beginning at acquisition and continuing through ownership. Mr. Marks generally acts in the capacity of officer or director for all of the operating companies that are vehicles for investments by the Trusts and is involved in strategic planning, and major decision-making. Mr. Marks holds a BS in Economics from the University of Wisconsin.

CURTIS OKUMURA. Mr. Okumura was appointed Director in May 2005. Mr. Okumura was elected to serve as the Company's President, effective December 16, 2004. Mr. Okumura also serves as President of the Company's wholly owned subsidiary, Oblio Telecom, Inc. Mr Okumura has served as General Manager of the Company's aubsidiary, Titan PCB West, Inc. since August 2001. From 2000 to 2001, Mr. Okumura served as the General Manager of Circuit Link, Inc., a circuit board manufacturer. From 1985 to 2000, Mr. Okumura served in various capacities, including as engineering manager for Data Circuit Systems, Inc. Mr. Okumura has a degree in Business Administration from San Jose University and Ohlone College. Mr. Okumura will be paid an annual salary of $150,000, subject to review by the Board of Directors.

STEPHEN SAUL KENNEDY. Mr. Kennedy was appointed a Director in May 2005. Mr. Kennedy has been an employee of the Company's predecessor companies SVPC and Circuit Systems Inc. since 1988. Mr. Kennedy was a top Sales Manager and Sales Executive for SVPC and subsequently Circuit Systems Inc. Since 1988 Mr. Kennedy has worked as both as an Inside and Outside Sales Executive as well as overall sales management for SVPC. He has been instrumental in SVPC's sales growth from 1988 to 1999. Mr. Kennedy holds a B.S. in Economics from Santa Clara University and was a Commissioned Officer in the United States Army.

DANIEL GUIMOND. Mr. Guimond has served as Chief Financial Officer since February 2004. Mr. Guimond served as the Company's acting Chief Financial Officer and Controller from July 2003 to February 2004. From 1997 until 2003, Mr. Guimond served as the Corporate Finance Manager of PCD Inc. From 1987 to 1997, Mr. Guimond was the Corporate and Tax Accounting Manager at Bailey Corporation specializing in all aspects of the corporate accounting environment. Mr. Guimond is a magna cum laude graduate of Southern New Hampshire University with a B.A. in Management Advisory Services.

SAMMY JIBRIN. Mr. Jibrin was elected to serve as CEO of Oblio on August 12, 2005. Mr. Jibrin was a partner of Oblio Telecom, LLP since its inception in 1996. Mr. Jibrin graduated in 1994 from Mississippi State University with a degree in Engineering.

RADU ACHIRILOAIE. Mr. Achiriloaie was elected to serve as COO of Oblio on August 12, 2005. Mr. Achiriloaie was a partner of Oblio Telecom, LLP since its inception in 1996. Mr. Achiriloaie graduated in 1995 from the University of Texas, Dallas with a degree in Business Administration.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the Company’s Chief Executive Officer and each of the other four highly paid executive officers during the year ended August 31, 2005.

		Annual Compensation			Long-Term Compensation Number of Shares Underlying Options	All-Other
Name and Principal Position	Year	Salary($)		Bonus($)	Granted(#)	Compensation($)(1)
Curtis Okumura	2005	$150,168	(2)	$—	—	—
Chief Executive Officer,				—	—	—
President and Director				—	—	—

Stephen Saul Kennedy(3)	2005	172,996		—	—	—
Vice President, Sales & Director	2004	152,939		—	—	—
	2003	125,000		—	—	—

Daniel Guimond	2005	100,932		—	—	—
Chief Financial Officer & Secretary	2004	85,462		—	20,000	—
	2003	23,077	(4)	—	75,000	—

Sammy Jibrin	2005	8,750	(5)	—	—	—
Chief Executive Officer
Oblio Telecom, Inc.

Radu Achiriloaie	2005	8,750	(6)	—	—	—
Chief Operating Officer
Oblio Telecom, Inc.

(1)    In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the executive officer during the years reported.

(2)    Mr. Okumura was appointed Chief Executive Officer effective December 16, 2004. Mr. Okumura has an annual salary of $150,000. The Company does not have an employment agreement with Mr. Okumura. Although Mr. Okumura was not an executive until December 16, 2004, this amount represents the total earned during the entire fiscal year.

(3)    Mr. Kennedy was appointed Vice-President-Sales effective August 30, 2002. Mr. Kennedy initially had an annual salary of $140,000 which was adjusted to $125,000 per annum during the period March 1, 2003 until December 1, 2003 at which time it was increased back to $140,000. Effective August 1, 2004, Mr. Kennedy's salary was adjusted to $165,000 per annum.

(4)    Mr. Guimond has served as Chief Financial Officer & Secretary since February 2004. He served as the Company's Acting Chief Financial Officer and Corporate Controller since June 2003. As part of his compensation package, he was awarded 75,000 options at an exercise price of $0.75 on July 24, 2003. In May 2004, he was also awarded 20,000 options at an exercise price of $0.75 per share. The Company does not have an employment agreement with Mr. Guimond.

(5)    Mr. Jibrin was appointed Chief Executive Officer, Oblio Telecom, Inc. effective August 12, 2005 upon the acquisiton of Oblio Telecom, LLP of which Mr. Jibrin was a partner. This amount represents 13 days pay computed based on a 52-week year and a 5-day work week. The Company has a three employment agreement with Mr. Jibrin which provides for a base salary of $175,000 per annum with bonuses based on Oblio's targeted EBITDAs.

(6)    Mr. Achiriloaie was appointed Chief Operating Officer, Oblio Telecom, Inc. effective August 12, 2005 upon the acquisiton of Oblio Telecom, LLP of which Mr. Achiriloaie was a partner. This amount represents 13 days pay computed based on a 52-week year and a 5-day work week. The Company has a three employment agreement with Mr. Achiriloaie which provides for a base salary of $175,000 per annum with bonuses based on Oblio's targeted EBITDAs.

Option/SAR Grant Table

There were no stock option or stock appreciation rights granted during the fiscal year ended August 31, 2005.

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

Sammy Jibrin. Pursuant to the terms of an Agreement dated as of August 12, 2005 between Mr. Jibrin and Oblio, Mr. Jibrin will serve as Chief Executive Officer of Oblio for an initial term of three years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for an annual compensation of $175,000. In addition, Mr. Jibrin may receive a bonus based upon Oblio’s EBIDTA.

Radu Achiriloaie.  Pursuant to the terms of an Agreement dated as of August 12, 2005 between Mr. Achiriloaie and Oblio, Mr. Achiriloaie will serve as Chief Operating Officer of Oblio for an initial term of three years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for an annual compensation of $175,000. In addition, Mr. Achiriloaie may receive a bonus based upon Oblio’s EBIDTA.

Director Compensation

During the years ended August 31, 2005, 2004 and 2003 and as of the date of this report, directors received no compensation for their services, except as follows:

(i) On December 18, 2002, the Company granted two options, each to purchase 50,000 shares (an aggregate of 100,000 shares) of common stock having an exercise price of $1.50 per share and an expiration date of December 18, 2007, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, to Messrs. Robert Weisberg and Gregory Jacobs, former Directors;

(ii) On December 18, 2002, the Company granted options to purchase 50,000 shares of its common stock to David Marks having an exercise price of $1.50 per share and an expiration date of December 18, 2007, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant;

(iii) On April 22, 2003, the Company issued Mr. Lawrence McFall 15,000 shares of common stock in exchange for services performed by Mr. McFall. Mr. McFall resigned as a Director on April 30, 2003;

(iv) On July 24, 2003, the Company granted options to purchase up to 50,000 shares of common stock to Lawrence McFall, Joel Gold, Robert E. Ciri and James E. Patty at an exercise price of $0.75 and an expiration date of July 24, 2008, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, for services as past or current directors;

(v) On January 2, 2004, the Company granted two options, each to purchase 50,000 shares (an aggregate of 100,000 shares) of common stock having an exercise price of $0.58 per share and an expiration date of January 2, 2009, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, to Messrs. David Marks and Kenneth Shirley;

(vi) On February 9, 2004, the Company granted an option to purchase 50,000 shares of common stock having an exercise price of $0.57 per share and an expiration date of February 9, 2009, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, to Messr. J. Frank Martin upon his election to the Board.

Effective May 3, 2004, the Board cancelled all options that were granted to the prior board members due to the Directors Stock Option requiring services for at least a one-year period of time and also repriced the options granted on December 18, 2002 to David Marks to $0.79 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of August 31, 2005 with respect to the beneficial ownership of the outstanding shares of the Company's common stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.

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

		NUMBER OF	PERCENTAGE
		SHARES	OF CLASS
		BENEFICIALLY	BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	OWNED (1)	OWNED (1)
David M. Marks	Common Stock	84,718,935(2)	83.54%
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Boulevard
Fremont, CA 94538

Curtis Okumura	Common Stock	215,000(3)	*
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Boulevard
Fremont, CA 94538

Stephen S. Kennedy	Common Stock	410,000(4)	*
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Boulevard
Fremont, CA 94538

Daniel Guimond	Common Stock	76,250(5)	*
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Boulevard
Fremont, CA 94538

Sammy Jibrin	Common Stock	1,195,000(6)	1.17%
c/o Oblio Telecom, Inc.
407 International Parkway, Suite 403
Richardson, TX 75081

Radu Achiriloaie	Common Stock	1,195,000(7)	1.17%
c/o Oblio Telecom, Inc.
407 International Parkway, Suite 403
Richardson, TX 75081

All Officers and Directors	Common Stock	87,810,185(8)	84.38%
As a Group (6 persons)
_________________________________

Irrevocable Children's Trust	Common Stock	10,969,522	10.82%
1818 North Farwell Avenue
Milwaukee, WI 53202

Farwell Equity Partners, LLP	Common Stock	71,833,333	70.89%
1818 North Farwell Avenue
Milwaukee, WI 53202

* Less than 1%

(1)
Applicable percentage of ownership is based on 101,332,638 shares of common stock outstanding as of August 31, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of August 31, 2005 for each stockholder, as applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 31, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes (i) 71,833,333 shares registered in the name of Farwell Equity Partners, LLC, of which Mr. Marks is the managing member (ii) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (iii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iv) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (v) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (vi) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vii) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (viii) 100,000 shares held by Mr. Marks; and (ix) 75,000 shares of common stock issuable to Mr. Marks upon exercise of currently exercisable options. Mr. Marks is a trustee with sole dispositive power over the shares of Common Stock held by ICT, ICT2 and Ohio Investors. ICT became the direct holder of 2,321,296 shares and 668,000 shares upon the distribution on April 13, 2003 of the holdings of Ohio Investors and SVPC Partners, LLC, respectively, each of which entities was formerly controlled by ICT. ICT2 received its shares upon distributions by the same entities in which it held an interest. These distributions did not impact the net beneficial ownership of Mr. Marks. Each of Phoenix Trust, Phoenix Investors and Forest Home is controlled by ICT.

(3)	Consists of 215,000 shares issuable upon the exercise of currently exercisable options.

(4)	Includes 360,000 shares issuable upon the exercise of currently exercisable options.

(5)	Includes 66,250 shares issuable upon the exercise of currently exercisable options.

(6)
Includes (1) 1,007,500 shares of common stock issuable upon conversion of 1,500 shares of Preferred Stock of Oblio Telecom, Inc., the Company's wholly owned subsidiary, and (2) 187,500 shares of common stock, issued to F&L, LLP of which Mr. Jibrin owns a 50% interest.

(7)
Includes (1) 1,007,500 shares of common stock issuable upon conversion of 1,500 shares of Preferred Stock of Oblio Telecom, Inc., the Company's wholly owned subsidiary, and (2) 187,500 shares of common stock, issued to F&L, LLP of which Mr. Achiriloaie owns a 50% interest.

(8)
Includes (i) 71,833,333 shares registered in the name of Farwell Equity Partners, LLC, of which Mr. Marks is the managing member (ii) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (iii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iv) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (v) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (vi) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vii) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (viii) 100,000 shares held by Mr. Marks; (ix) 50,000 shares of common stock owned by Mr. Kennedy; (x) 10,000 shares of common stock owned by Mr. Guimond; (xi) 375,000 shares of common stock issued to F&L, LLP; (xi) 2,015,000 shares issuable to Mr. Jibrin and Mr. Achiriloaie upon conversion of 3,000 shares of Preferred Stock of Oblio Telecom, Inc.; and (xiii) 716,250 shares issuable upon the exercise of currently exercisable options by various directors and officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's policy is to enter into transactions with related parties on terms that, on the whole, are more favorable, or no less favorable, than those available from unaffiliated third parties. Based on the Company's experience in the business sectors in which the Company operates and the terms of its transactions with unaffiliated third parties, the Company believes that all of the transactions described below met this policy standard at the time they occurred.

The Company's prior manufacturing facility in Santa Clara, California was leased by us on a month-to-month basis at a rate of $12,500 per month from Ohio Investors of Wisconsin, a related party. During the fiscal year ended August 31, 2004, the Company settled an outstanding amount for unpaid rent for $120,000. The Company also settled the dimunition value of the property for $250,000.

In February 2003, the Company paid a consulting fee in the amount of $10,000 to Phoenix Investors LLC, a company controlled by David M. Marks, one of the Company's Director, for services rendered on behalf of the Company. During the fiscal year ended August 31, 2004, the Company settled this consulting contract for $108,000.

On February 3, 2003 the Company issued 133,333 shares of common stock to Lawrence McFall, a former Director of the Company, for an aggregate purchase price of $100,000 and 133,333 shares of common stock to James E. Patty, a Director and Former Chief Executive Officer and Former President of the Company for an aggregate purchase price of $100,000, in each case in private placement transactions. In addition, Mr. McFall purchased 13,333 shares of common stock and Mr. Patty purchased 26,667 shares of common stock, in the Company's Private Placement, at a purchase price of $0.75 per share. Mr. McFall resigned as Director and Executive Vice President of the Company on April 30, 2003. Mr. Patty resigned as President and Chief Executive of the Company effective July 10, 2003.

On March 15, 2003, the Company granted warrants to purchase up to 200,000 shares of the Company's common stock having an exercise price of $2.00 per share, with an expiration date of March 15, 2008 to Phoenix Investors LLC in consideration for the performance of consulting services. Phoenix Investors LLC is controlled by Irrevocable Children's Trust of which Mr. Marks, one of the Company's Directors, is the trustee with sole voting and dispositive powers. These warrants have now been canceled with the mutual consent of Phoenix Investors LLC and the Company.

On April 22, 2003, the Company issued Mr. Lawrence McFall, then a Director and Executive Vice President of the Company, 15,000 shares of Company common stock in exchange for services performed by Mr. McFall. Mr. McFall resigned as a Director and as Executive Vice President on April 30, 2003.

On March 5, 2003, the Company issued 30,000 shares of common stock to Mr. Howard Doane, now the Company's employee, in partial consideration for the acquisition of 10 shares of common stock, par value $0.01 per share, of Coesen Inc., which owns certain patented technology relating to a method of manufacture of rigid-flex PCBs that the Company licenses from Coesen Inc.. These shares were issued without registration under the Securities Act, in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act.

On March 15, 2003 the Company issued 150,000 shares of common stock to Mr. Andrew Glashow, the current President of Titan PCB East at a price of $0.01 per share in exchange for consulting services. These shares were issued without registration under the Securities Act in reliance upon the exemptions from the registration provisions thereof, contained in Section 4(2) of the Securities Act. Mr. Glashow is also a managing director of Star Associates LLC, a company co-owned by Mr. Glashow, one of the Company's past Presidents and Directors and Mr. Robert Ciri, one of the company's past Chairmen and Chief Executive Officers.

On April 22, 2003, the Company issued Mr. Alfred Covino 25,000 shares of Company common stock pursuant to an employment agreement between the Company and Mr. Covino dated as of February 26, 2003.

On May 27, 2003, the Company issued Mr. Joseph Thoman 25,000 shares of Company common stock pursuant to an employment agreement between the Company and Mr. Thoman dated as of May 21, 2003.

On July 24, 2003 the Company granted non-qualified options to purchase 315,000 shares of common stock to a total of five of the Company's employees which options have an exercise price of $0.75 per share and vest in equal annual installments over a five-year period from the date of grant. These options were issued without consideration therefore and, as none of such employees is an accredited investor, as defined in Rule 501 (a) of Regulation D, such options are not exercisable until a registration statement under the Securities Act relating to such issuance shall be effective under such act.

On July 24, 2003 the Company granted options to purchase 50,000 shares of the Company's common stock to Mr. Robert E. Ciri, Mr. Lawrence McFall, Mr. Joel Gold and Mr. James E. Patty for a total of 200,000 shares having an exercise price of $0.75 per share and an expiration date of July 24, 2008, 100% vested on the date of grant. These were hereby cancelled in May 2004.

On July 24, 2003, Irrevocable Children's Trust issued warrants to purchase 500,000 shares of common stock to SBI-USA on behalf of the Company, which such warrants have an exercise price of $0.38 per share, which expired on July 24, 2004.

On July 29, 2003, Irrevocable Children's Trust issued warrants to purchase 1,000,000 shares of common stock to each of Robert E. Ciri, one of the Company's past Chairmen and Chief Executive Officers and Directors, and Andrew J. Glashow, one of the Company's past Presidents and Directors, each having an exercise price of $0.50 per share, which expire on July 29, 2006. During fiscal year 2004, this was settled as part of final settlement agreements with Messrs. Ciri and Glashow; whereby the Trust paid them $120,000 and the Company paid them $50,000 for a total payout of $170,000.

On August 18, 2003, Irrevocable Children's Trust granted 150,000 shares of common stock to Trilogy Capital Partners Inc. on behalf of the Company pursuant to a Consulting Agreement between the Company, Trilogy Capital Partners Inc. and Irrevocable Children's Trust dated as of August 18, 2003.

On July 27, 2005, the Company issued 5,833,333 shares to Farwell Equity Partners, LLC. (“Farwell”) upon conversion of $700,000 of its debt assigned from Mr. Frank Crivello, a majority member of Farwell.

On August 12, 2005, the Company completed the acquisition from Farwell of all of the issued and outstanding shares of common stock of Oblio in consideration for the issuance to Farwell of 66,000,000 shares of the Company's common stock. The Company's Chairman, David Marks is the Managing Member of Farwell and has sole stock power over the affairs of Farwell.

The acquisition of the Oblio shares occurred immediately following the completion of the acquisition by Oblio of substantially all of the assets of Oblio Telecom L.L.P., a Texas limited liability company (“Oblio Texas”), in total consideration of $29,302,000, consisting of $17,802,000 in cash, the issuance of 9,000,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”), and the issuance of an 18-month promissory note in the principal amount of $2,500,000 (the “Promissory Note”). In addition, the Company issued to Sammy Jibrin and Radu Achiriloaie, the owners of Oblio Texas, 375,000 shares of the Company's common stock, par value $0.001 (the “Common Stock”). Of the cash portion, $1,000,000 will be held in escrow for a period of up to 50 days and released to Oblio Texas upon certification that as of the day immediately preceding the closing of the acquisition, Oblio Texas’s current liabilities were less than its current assets. Of the cash paid in connection with the acquisition, approximately $16,417,000 was financed by means of the Credit Facility. The balance was financed by receivables retained by Oblio Texas.

ITEM 13. EXHIBITS

Copies of all exhibits to this Form 10-KSB (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to Daniel Guimond, Chief Financial Officer, Titan Global Holding, Inc., 2 Industrial Way, Amesbury, MA 01913.

Exhibit Number	Description

3.1	Certificate of Incorporation of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (1)

3.2	By-Laws of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (1)

4.1	Securities Purchase Agreement, dated as of March 30, 2004, by and between Titan Global Holdings, Inc. and Laurus Master Fund, Ltd. (2)

4.2	Certificate of Designation for the Series A Cumulative Convertible Preferred Stock of Oblio Telecom, Inc. defining the rights of the holders of the Preferred Stock of Oblio Telecom, Inc. (2)

5.1	Sichenzia Ross Friedman Ference LLP Opinion and Consent (filed herewith)

10.1	2002 Stock Option Plan. (3)

10.2	2002 Stock Option Plan for Non-Employee Directors as amended. (3)

10.3	Lease dated 6th of August 2002 by and between SVPC Partners, LLC and Titan PCB West, Inc. (4)

10.4	Secured Party's Bill of Sale dated February 27, 2003. (5)

10.5	Stock Purchase Agreement, dated as of March 5, 2003, among Howard Doane, Titan PCB East, Inc. and Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated). (4)

10.6	Acknowledgment of Assignment dated March 5, 2003 among the Registrant, Titan PCB East, Inc. and Coesen Inc. (4)

10.7	Stockholders Agreement dated March 5, 2003 among Coesen Inc., Howard Doane, Joseph Thoman and Alfred Covino. (4)

10.8	Sublease dated July 26, 2002 among Tyco Printed Circuit Group LP, Titan PCB West, Inc. and SVPC Partners, LLC and Phoenix Business Trust. (6)

10.9	Convertible Term Note dated November 20, 2003 issued to Laurus Master Fund Master Fund, Ltd. (7)

10.10	Common Stock Purchase Warrant of Titan Global Holdings, Inc. dated November 20, 2003 issued to Laurus Master Fund, Ltd. (7)

10.11	Registration Rights Agreement dated November 20, 2003 by and between Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.12	Securities Purchase Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.13	Security Letter Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund. (7)

10.14	Subsidiary Security Agreement dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West, Inc. (7)

10.15	Subsidiary Guaranty dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West, Inc. (7)

10.16	Stock Pledge Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.17	Registration Rights Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.18	Common Stock Purchase Warrant dated November 20, 2003 issued by Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.19	Secured Convertible Minimum Borrowing Note dated November 20, 2003 issued by Ventures-National Incorporated to Laurus Master Fund, Ltd. (7)

10.20	Secured Revolving Note dated November 20, 2003 issued by Ventures-National Incorporated in favor of Laurus Master Fund, Ltd. (7)

10.21	Security Agreement dated as of November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.22	Amendment No. 1 to Convertible Term Note of Ventures-National Incorporated dba Titan General Holdings, Inc., dated January 8, 2004, between us and Laurus Master Fund, Ltd. (8)

10.23	Waiver letter, dated January 8, 2004, from Laurus Master Fund, Ltd. to us. (8)

10.24	Amendment No. 1 to Robert Ciri Separation Agreement (9)

10.25	Amendment No. 2 to Andrew Glashow Separation Agreement (9)

10.26	Form of 10% Convertible Notes issued (9)

10.27	Lease between HD Realty Trust and Titan PCB East, Inc. dated March 1, 2004 (9)

10.28	Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated March 30, 2004 (10)

10.29	Convertible Note with Laurus Master Fund, dated March 30, 2004 (filed herewith)

10.30	Securities Purchase Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.31	Parent Security Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.32	Subsidiary Security Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.33	Registration Rights Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.34	Guaranty Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.35	Escrow Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.36	Amended and Restated Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated June 29, 2004 (10)

10.37	Amended and Restated Convertible Note with Laurus Master Fund, dated June 29, 2004 (10)

10.38	Amendment No. 1 to Registration Rights Agreement, dated as of June 29, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.39	Escrow Agreement, dated as of June 29, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.40	Asset Purchase Agreement dated July 28, 2005 among Farwell Equity Partners, LLC, Oblio Telecom, Inc., Oblio Telecom L.L.P., Sammy Jibrin and Radu Achiriloaie (11)

10.41	Stock Purchase Agreement dated August 12, 2005 between the Company and Farwell Equity Partners, LLC (2)

10.42	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Radu Achiriloaie (2)

10.43	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Sammy Jibrin (2)

10.44	Agreement, dated August 12, 2005, between the Company and Laurus Master Fund, Ltd. (2)

10.45	Credit and Security Agreement dated as of August 12, 2005 between Oblio, Telecom, Inc., Pinless, Inc. and Capital Source Finance LLC (2)

21.1	Subsidiaries of the Company (filed herewith).

22.1	Consent of Wolf & Company, P.C. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1) Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-KSB, dated September 29, 2000. (Filing number: 002-98075-D)

(2) Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated August 12, 2005 filed August 18, 2005 (Filing number 000-32847)

(3) Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number: 333-102697)

(4) Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, filed March 11, 2003. (Filing number: 000-32847)

(5) Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 27, 2003 filed March 3, 2003. (Filing number: 000-32847)

(6) Previously filed and incorporated herein by reference to the SB-2 registration statement effective April 10, 2003. (Filing number: 000-32847)

(7) Previously filed and incorporated herein by reference to the Company's 10-KSB Annual Report filed December 10, 2003 (FIR No. 000-32547)

(8) Previously filed and incorporated herein by reference to the Company's SB-2/A filed February 11, 2004 (Filing number: 333-112362)

(9) Previously filed and incorporated herein by reference to the Company's 10-QSB Quarterly Report filed July 7, 20043 (FIR No. 000-32847)

(10) Previously filed and incorporated herein by reference to SB-2 filed August 6, 2004 (Filing Number 333-117978)

(11) Previously filed and incorporated herein by reference to the Company's current Report on Form 8-K dated July 28, 2005 and filed on August 1, 2005.

Management Contracts and Compensatory Plans

Exhibit Number	Description

10.1	2002 Stock Option Plan. (A)

10.2	2002 Stock Option Plan for Non-Employee Directors as amended. (A)

Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Radu Achiriloaie (B)

Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Sammy Jibrin (B)

(A) Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number: 333-102697)

(B) Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated August 12, 2005 filed August 18, 2005 (Filing number 000-32847)

ITEM 14. PRINCIPAL ACCOUNTANT FEEES AND SERVICES

          The following is a summary of the fees billed to us by Wolf & Company, P.C. for professional services rendered for the fiscal years ended August 31, 2005 and 2004 and also by Stonefield Josephson, Inc., the Company's former independent auditors:

	Wolf & Company, P.C.		Stonefield Josephson, Inc.
Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit – Fees (1)	$192,000	$95,738	$—	$38,950
Audit-Related Fees (2)	—	—	—	23,170
Tax Fees (3)	20,100	—	—	8,450
All Other Fees (4)	10,300	—	2,500	4,737
Total Fees	$222,400	$95,738	$2,500	$75,307

(1)  Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended August 31, 2005 and 2004.

(2)  Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under “Audit Fees.”. These fees include review of registration statements and participation at meetings of the board of directors and audit committees.

(3)  Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advise and tax planning..

(4)  All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

          The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Securities Act, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing this Amendment to its Registration Statement on Form SB-2 and authorized this registration Statement to be signed on the Company's behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 14th day of December 2005.

TITAN GLOBAL HOLDINGS, INC.

By:	/s/ Curtis Okumura
Curtis Okumura, Chief Executive Officer,
President and Director
(Principal Executive Officer)

By:	/s/ Daniel Guimond
Daniel Guimond, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis Okumura	Director, Chief Executive Officer and President	December 14, 2005
Curtis Okumura

/s/ David Marks	Chairman	December 14, 2005
David Marks

/s/ Stephen S. Kennedy	VP Sales & Director	December 14, 2005
Stephen S. Kennedy

/s/ Daniel Guimond	Chief Financial Officer & Secretary	December 14, 2005
Daniel Guimond