Form 10KSB/A
period 2005-08-31
Titan Global Holdings, Inc.
filed 2006-01-23
CIK 770471

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended August 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission File Number 000-32847
TITAN GLOBAL HOLDINGS, INC. (Formerly Ventures-National Incorporated) (Exact Name of Small Business Issuer as Specified in its Charter)

Utah (State or Other Jurisdiction of Incorporation or Organization	87-0433444 (I.R.S. Employer Identification Number)

44358 Old Warm Springs Boulevard Fremont, California 94538 (Address of Principal Executive Offices, Including Zip Code

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

As of December 13, 2005, the number of issued and outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 35,332,638.

Transitional small business disclosure format (check one) Yes  ☐   No  ☒

TITAN GLOBAL HOLDINGS, INC. (FORMERLY VENTURES-NATIONAL INCORPORATED) ANNUAL REPORT ON FORM 10-KSB For the Fiscal Year Ended August 31, 2005 TABLE OF CONTENTS
PART I		Page
Item 1.	Description of Business	2
Item 2.	Description of Properties	24
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	26
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	27
Item 7.	Financial Statements	40
Item 8.	Changes in and Disagreements with Accountants on Auditing and Financial Disclosure	70
Item 8A.	Controls and Procedures	71
Item 8B.	Other Information	71

PART III
Item 9.	Directors and Executive Officers of the Registrant	72
Item 10.	Executive Compensation	73
Item 11.	Security Ownership of Certain Beneficial Owners and Management	75
Item 12.	Certain Relationships and Related Transactions	77
Item 13.	Exhibits	79
Item 14.	Principal Accountant Fees and Services	82
Signatures		84

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Restatement

On December 31, 2005, the Company entered into an agreement with Farwell for the Rescission of the Stock Purchase Agreement (see Note 4). Pursuant to the terms of the Rescission Agreement, the Company returned to Farwell the shares of Oblio and Farwell returned to the Company, the 66,000,000 shares of our common stock. Farwell simultaneously agreed to make a capital contribution to the Company of the 1,000 shares of Oblio, without consideration.

This resulted from a mutual mistake by the Company and Farwell concerning the effect arising from the Original Agreement and the underlying transaction. The Seller and the Purchaser wished to rescind the Original Agreement, retroactively to the Original Closing Date and to be restored to their relative positions that they would have occupied had the Original Agreement not been made.

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

  OBLIO Telecom
  Titan PCB West
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

The Company's bare-board manufacturing operations provide time sensitive PCBs to the electronics industry at a competitive price. The Company's focus is on high quality niche Rigid and HVR Flex TM (rigid flex) PCBs consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a value-added price.

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

On February 27, 2003, through the Company's subsidiary, Titan PCB East, the Company acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuits using a patented manufacturing process (the "HVR Flex Ô Process"), for approximately $500,000 in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank. The acquired assets included equipment, work-in-progress, inventory, technology and patent licenses and customer lists. In connection with this acquisition, the Company assigned Eastern Manufacturing Corporation's rights under a license agreement with Coesen Inc., a New Hampshire corporation ("Coesen Inc."), to manufacture PCBs using the HVR Flex Ô Process to Titan PCB East and Titan PCB East was granted an option to purchase certain real estate assets. The Company also entered into a lease for the facility in Amesbury, Massachusetts previously leased by Eastern Manufacturing Corporation. The Company financed the acquisition of Eastern Manufacturing Corporation's assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement.

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

On July 28, 2005, Farwell Equity Partners, LLC, a Delaware limited liability company (“Farwell”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Oblio Telecom, Inc. (“Oblio”), a wholly owned subsidiary of Farwell, Oblio Telecom L.L.P., a Texas limited liability partnership (“Oblio Texas”), and Sammy Jibrin and Radu Achiriloaie, the sole owners of Oblio Texas. David Marks, the Company’s Chairman, is the managing member of Farwell. The Purchase Agreement provided for the acquisition by Oblio of substantially all of Oblio Texas’ assets, in total consideration of $29,302,000, consisting of $15,479,000 in cash, the issuance of 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock, $2,323,000 in amounts due sellers and the issuance of an 18-month promissory note in the principal amount of $2,500,000. . In addition, the Company issued to Sammy Jibrin and Radu Achiriloaie, 375,000 shares of its common stock, par value $0.001. On August 12, 2005, the Company issued to Farwell Equity Partners, LLC 66,000,000 shares of its common stock as consideration for the issuance of 1,000 shares of Oblio representing all of the issued and outstanding shares of Oblio pursuant to a Stock Purchase Agreement dated August 12, 2005. On December 31, 2005, the Company entered into an agreement with Farwell for the Rescission Agreement, the Company returned to Farwell the shares of Oblio and Farwell returned to the Company, the 66,000,000 shares of our common stock. Farwell simultaneously agreed to make a capital contribution to the Company of the 1,000 shares of Oblio, without consideration. The transaction was structured in this way since the Company lacked the financial wherewithal to complete the acquisition on its own.

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

Cash Based Groups.   Although credit is widely available in the United States, more than 90 million Americans pay for services in cash. In fact, 28 percent of American households have no credit cards. The people in these households include 1st and 2nd generations of Americans and others who prefer to use cash rather than credit.

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

Titan sees several trends in the printed circuit board manufacturing industry. These include:

Importance of Prototype Printed Circuit Board Production .  Original equipment manufacturers are placing increased emphasis on the prototype stage of printed circuit board production in order to accelerate product development. Domestically, higher volume production of printed circuit boards is becoming increasingly more competitive, as much of such production is exported to countries overseas for low cost manufacturing. The Company believes in placing a stronger emphasis on the small volume, highly complex, multi-layer prototype printed circuit boards for original equipment manufacturers in research and development companies headquartered in areas such as Silicon Valley, while the production volumes are mass-produced at other locations.

Shorter Electronic Product Life Cycles .  Rapid changes in technology are shortening the life cycles of complex electronic products and reducing the period during which products are profitable, placing greater pressure on original equipment manufacturers to bring new products to market faster. The rapid adoption of innovative electronic products is heightening the need for original equipment manufacturers to minimize the time required to advance products from prototype design to product introduction. The Company believes these time-to-market requirements are causing original equipment manufacturers to increasingly rely on printed circuit board manufacturers who have the capability to meet the technology demands of compressed product life cycles.

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

Aspect Ratios of up to 15:1 .  The aspect ratio is the ratio between the thickness of the printed circuit board to the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. The Company can drill holes using a .013" drill bit on backpanels measuring .200" thick.

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

The Company believes it competes favorably on the following competitive factors:

•  pricing
•  capability and flexibility to produce customized complex products
•  ability to offer time-to-market capabilities
•  ability to offer time sensitive PCB manufacturing capabilities;
•  consistently high-quality product; and
•  outstanding customer service

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
•  more established and broader sales and marketing channels
•  more manufacturing facilities worldwide, some of which are closer in proximity to its customers;
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
•  corresponding state agencies

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

Risks Relating to the Company’s Business :

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

The Company was incorporated in 1985 and had no material operations between 1990 and early 2000. The Company recommenced its development stage in early 2000, and had no material operations from such time until the Company acquired Titan PCB West, Inc. Titan PCB West's predecessor, SVPC, commenced its operations in July 2001. In August 2005, the Company acquired Oblio Telecom, Inc., which commenced operations in 1996. For the fiscal years ended December 31, 2004 and 2003, Oblio generated revenues of approximately $146,873,000 and $163,662,000, respectively. Its net income for those periods was $10,588,567 and $12,625,409, respectively. However, the Company has limited operating histories of its two segments. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the limited circuit board and telecommunications industries. Such risks include the following:

•  competition
•  need for increased acceptance of products
•  ability to continue to develop and extend its brand identity;
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
         and
•  integrating personnel with diverse business backgrounds

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

Oblio depends on experienced management and key technical employees. If it is unable to retain or hire such management and key technical employees in the future, then its ability to improve and implement new systems could be adversely affected . Oblio’s growth is expected to continue to place, significant demands on all aspects of its business including its management, financial, technical and administrative personnel and systems. Its future operating results will depend upon its ability to manage growth, including improving and implementing new systems and attracting, retaining, training, managing and motivating skilled employees, particularly technical personnel. There can be no assurance that a sufficient number of skilled employees will continue to be available to Oblio or that it will be successful in training, retaining and motivating current or future employees or that such employees will achieve expected levels of performance. In addition, as Oblio increase its product offerings and expand its target markets, there will be additional demands on its sales and marketing resources. Oblio is especially dependent of the services of its CEO, Sammy Jibrin and its COO, Radu Achiriloaie. Oblio has entered into employment agreements with Messrs. Jibrin and Achiriloaie; however Oblio may not be able to retain its executive officers and key personnel or attract additional qualified management in the future.

The Company does not maintain key-man insurance on the lives of Messrs. Marks, Okumura, Jibrin or Achiriloaie. In addition, there can be no assurance that the Company will be able to find, attract and retain existing employees or that the Company will be able to find, attract and retain qualified personnel on acceptable terms.

The Company is dependent upon a small number of customers for a large portion of its sales, and a decline in sales to major customers could materially adversely affect its results of operations .

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
•  regulatory changes; and
•  general economic conditions and economic conditions specific to the PCB manufacturing and telecom industries

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
•  changes in our mix of revenue generated from quick-turn versus standard lead time production
•  expenditures or write-offs related to acquisitions; and
•  expenses relating to expanding its existing manufacturing facilities

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

The Company sells to customers on a purchase order basis rather than pursuant to long-term contracts and, consequently, its net sales are subject to short-term variability in demand by its customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by its customers vary due to:

•  customer attempts to manage inventory
•  changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of PCB manufacturers used or to manufacture their own products internally; and
•  variation in demand for its customers' products.

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

If the Company cannot successfully manage expansion of its existing operations and any future growth, the Company will experience an adverse effect on its results of operations .

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

The Company’s acquisition of companies and businesses and expansion of operations involve risks, including the following:

•  the potential inability to identify the companies best suited to its business plan
•  the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;
•  difficulties in managing production and coordinating operations at new sites;
•  the potential need to restructure, modify or terminate customer relationships of the acquired company;
     and
•  the loss of key employees of acquired operations

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

Many of the Company's competitors are larger and have greater financial and other resources than the Company does and those advantages could make it difficult for the Company to compete with them .

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

The Company faces intense competition both in the PCB manufacturing and telecom industries .

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

Oblio faces significant intense competition in the prepaid calling card business . The market for telecommunications services is extremely competitive. Many companies offer products and services like Oblio’s, and some of these companies have a superior presence in the markets that Oblio serve. Oblio competes with many of the established long distance providers, including, but not limited to MCI, Sprint, and Regional Bell Operating Companies as well as other prepaid phone card distributors such as IDT. These companies are substantially larger and have greater technical, engineering, personnel resources, longer operating histories, greater name recognition and larger customer bases than Oblio. In addition, many of these companies have substantially greater financial, distribution and marketing resources than Oblio. Oblio may not be able to compete successfully with these companies. If Oblio does not succeed in competing with these companies, Oblio will lose customers and its revenue will be substantially reduced, and its business, financial condition and results of operations may be materially and adversely affected.

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

Except to the extent enjoyed by virtue of the Company's license rights to Coesen's proprietary HVRFlex TM Process, the Company does not have patent or trade secret protection for its manufacturing process, but instead relies on the collective experience of its employees in the manufacturing process to ensure the Company continuously evaluates and adopts new technologies in its industry. As of November 10, 2005, the Company had 176 employees, of whom 134 were involved in manufacturing and engineering. Although the Company is not dependent on any one employee, if a significant number of its employees involved in its manufacturing process were to leave its employment and the Company was not able to replace these people with new employees with comparable experience, its manufacturing process may suffer as the Company may be unable to keep up with innovations in the industry. As a result, the Company may not be able to continue to compete effectively.

The Company may be exposed to intellectual property infringement claims by third parties which could be costly to defend, could divert management's attention and resources and, if successful, could result in liability .

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

The Company’s principal stockholders, officers and directors own a controlling interest in its voting stock and investors do not have any voice in the Company’s management.

The Company’s principal stockholders, officers and directors, in the aggregate, beneficially own approximately 57.30% of its outstanding common stock. Two of the Company’s stockholders, Irrevocable Children’s Trust and Farwell Equity Partners, LLC, hold approximately 47.56% of its outstanding common stock. David Marks, the Company’s Chairman, is one of two trustees of Irrevocable Children’s Trust and is the Managing Member of Farwell Equity Partners, LLC. Mr. Marks has sole voting and dispositive authority with respect to the shares of stock held by Irrevocable Children's Trust and Farwell Equity Partners, LLC. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including:

•  election of its board of directors
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
•  economic and political instability; and
•  potentially adverse tax consequences

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

Risks Relating to the Company’s Common Stock :

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

• sets forth the basis on which the broker or dealer made the suitability determination; and • that the broker or dealer received a signed, written agreement from the investor prior to the transaction

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of the Company's common stock and cause a decline in the market value of its stock.

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

As of the date of this report, we had 35,332,638 shares of common stock issued and outstanding and the Company had convertible notes which could require the issuance of 3,989,388 additional shares of common stock to Laurus Master Fund, Ltd., convertible preferred stock of Oblio which is convertible into 6,540,000 shares of the Company’s common stock, and options and warrants which could require the issuance of 1,045,000. The issuance of shares upon conversion of the Oblio preferred stock, convertible notes and exercise of warrants and options may result in substantial dilution to the interests of other stockholders since the holders may ultimately convert and sell the stock at a price lower than the current market prices. Although Laurus may not convert their convertible notes if such conversion would cause them to beneficially own more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus from converting some of their holdings, selling the shares obtained and then converting the rest of their holdings. In this way, Laurus could sell more than this limit while never holding more than this limit. In addition, pursuant to the Amended and Restated Convertible Term Note Agreement dated June 29, 2004, Laurus may void the 4.99% beneficial ownership limitation upon 75 days notice to the Company upon the occurrence of an Event of Default. This could result in Laurus holding more than 4.99% of our outstanding stock.

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
ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s current facilities are as follows:

LOCATION	SQUARE FEET	PRIMARY USE	LEASE TERMS
Fremont, CA Amesbury, MA Richardson, TX	27,984 sq ft Three parcels: 57,033 sq ft 2.168 acres 2.478 acres 5,900 sq ft	Current office & California Manufacturing Facility Manufacturing Facility/Office Office/Warehouse
Sub-lease expires January, 2009; lease payment of
$26,865 per month

Lease expires February 28,
2009; lease payments of
$21,500 per month

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On September 16, 2005, Farwell Equity Partners, the holder of a majority of the Company’s voting stock consented to a change of name of the Company from Ventures National Incorporated to Titan Global Holdings, Inc. An Information Statement was mailed to the Company's shareholders advising of the action taken by the Company's majority shareholder.

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
2004
First Quarter ended November 30, 2003
Second Quarter ended February 29, 2004
Third Quarter ended May 31, 2004
Fourth Quarter ended August 31, 2004

2005
First Quarter ended November 30, 2004
Second Quarter ended February 28, 2005
Third Quarter ended May 31, 2005
Fourth Quarter ended August 31, 2005

2006
First Quarter (1)
$ 1.47 0.83 0.70 0.67 0.44 0.29 0.20 0.64 0.65	$ 0.60 0.42 0.39 0.36 0.25 0.14 0.09 0.11 0.18

(1) As of December 13, 2005

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the Standard & Poor's ComStock, Inc. & Media General Financial Services.

On December 13, 2005, the last reported sale price for the Common Stock on the Over-the-Counter Bulletin Board Market was $ 0.18 per share. As of December 13, 2005, there were approximately 1,600 holders of record of Common Stock.

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

The Company's registrar and transfer agent is Continental Stock Transfer and Trust Co., Inc., 17 Battery Place, 8 th Floor, New York, NY 10004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “ Business - Risk Factors. ” This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with its consolidated financial statements and the related notes included elsewhere in this report.

PLAN OF OPERATIONS

          For the fiscal years ended August 31, 2005 and 2004, ten customers accounted for 36% and 33% of the Company ’ s sales, respectively. As of August 31, 2005, the Company had a working capital deficit of $22,672,000 and an accumulated deficit of $20,990,000. The Company generated sales of $22,779,000   and $16,367,000 for the years ended August 31, 2005 and 2004, respectively and incurred net losses of $5,379,000 and $7,402,000, respectively. In addition, during the years ended August 31, 2004, net cash used in operating activities was $3,635,000; however in the fiscal year ended August 31, 2005, the company generated $2,387,000 from operating cash flows.

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
•  aggressively market specialty manufacturing services for time sensitive, high-tech prototype and pre-production Rigid and HVR Flex Ô (rigid-flex) PCBs to the high technology industry and cater to customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface whether for production or research and development;
•  expand its services to include rigid-flex combinations in order to diversify sources of revenue;
•  expand its sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex Ô
 process available as a results of its acquisition of assets from Eastern Manufacturing Corporation in February 2003;
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
•  explore opportunities to market and sell Oblio ’ s prepaid phone cards, some of which are capable of foreign origination, directly to overseas distributors;
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

          The Company plans to add additional inside and independent sales representatives to extend the Company ’ s selling capacity. Commission costs will fluctuate depending on the origin of sales orders with its internal sales team or its independent sales representative organization. The Company also plans to increase its marketing expenditures. There are no assurances that additional inside or independent sales representatives or increased marketing expenditures will increase its revenues.

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

          The Company expects the number and complexity of PCBs the Company sells to fluctuate with the changes in demand from the Company ’ s customers and, the prices it charges its customers to fluctuate as a result of intense competition in the PCB industry and the current economic situation and its impact on the high technology market. Until industry conditions improve and demand increases, the Company expects that decreased average pricing will continue to negatively affect its sales.

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

          Cost of Sales .  In the Company's PCB segment   cost of sales consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of its products. Many factors affect its gross margin, including, but not limited to, capacity utilization, production volume, production quality and yield. The Company does not participate in any long-term supply contracts and the Company believes there are a number of high quality suppliers for the raw materials the Company uses. The Company's cost of goods, as a percentage of revenues, varies depending on the complexity of the PCBs the Company manufactures in any given period. In the Company's telecommunications segment cost of sales is mainly the cost of time purchased from telecommunications distributors utilized in its products.

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

          The Company intends to expand its direct, indirect and distributed channels sales plan in order to best utilize its HVR Flex Ô (rigid-flex) manufacturing capability as a result of its acquisition of the assets from Eastern Manufacturing Corporation as well as its geographic expansion in rigid bare board products.

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

RESULTS OF OPERATIONS .

          The following table sets forth income statement data for the years ended August 31, 2005 and 2004 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and its consolidated financial statements and the related notes appearing elsewhere in this form 10-KSB.

	For the Years Ended August 31,
	2005	2004
Sales	100.0%	100.0%
Cost of Sales	94.0	89.2
Gross Profit	6.0	10.8
Operating Expenses:
Sales and Marketing	6.8	8.7
General and Administrative	11.4	28.1
Total Operating Expenses	18.2	36.8
Operating Loss	(12.2)	(26.0)
Interest Expense	(11.4)	(20.4)
Other income/expense, net	0.0	1.2
Net Loss	(23.6)	(45.2)

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

Gross Profit . Gross profit decreased by $391,000 or 22.2%, from $1,763,000 in the year ended August 31, 2004 to $1,372,000 in the year ended August 31, 2005 and as a percentage of sales decreased from 10.8% in the fiscal year ended August 31, 2004 to 6.0% in the fiscal year ended August 31, 2005. The decrease in gross profit resulted primarily from excess capacity in the Company's Titan PCB East facility as well as inefficiencies experienced in its Titan PCB West facility due to a greater number of jobs being manufactured in the West. The Company is currently attempting to redistribute the workload between the two PCB plants.

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

General and Administrative Expenses. General and administrative expenses decreased $1,986,000 or 43.2% from $4,596,000 in the year ended August 31, 2004 to $2,610,000 in the year ended August 31, 2005. These expenses mainly decreased as a result of the decrease in outside professional services utilized as the company brings a majority of these services in-house and hires its own internal experts in order to mitigate expenses. General and administrative also includes non - cash compensation which decreased $2,251,000 or 91.5% from $2,461,000 in fiscal year ended August 31, 2004 to $210,000 in fiscal year ended August 31, 2005. During the year ended August 31, 2004, the company expensed $1,383,000 related to the departure of one of the Company's past chief executive officer and past presidents. This related to an employment agreement with related warrants that were granted in July 2003. This non-cash compensation also related to the amortization of employee options granted and amortization of stock issued to consultants including the expensing of $511,000 of common stock granted to consultants for a planned stock offering that has been placed on hold. In fiscal 2005, the Company has succeeded in bringing a number of items in-house decreasing the need for various consultants.

Interest Expense. Interest expense, including amortization of loan fees and beneficial conversion features of the Company's notes issued in the years ended August 31, 2005 and 2004, decreased $738,000, or 22.1%, from interest expense of $3,346,000 in the year ended August 31, 2004 to $2,608,000 in the year ended August 31, 2005. As a percentage of sales, interest expense decreased from 20.4% in the year ended August 31, 2004 to 11.5% in the year ended August 31, 2005. Interest expense in the year ended August 31, 2004 primarily related to: (1) the non-cash amortization charges of debt discounts resulting from beneficial conversion features and warrants related to the Company's Laurus loan entered into on November 20, 2003 of $905,000, (2) a non-cash interest charge of $1,118,000 when an affilitate of its largest shareholder converted its $1,450,000 notes into equity, (3) a $454,000 charge, including non-cash of $414,000 as equity, for a 60 day $400,000 short term note, (4) $108,000 non-cash amortization of the beneficial conversion feature of other convertible notes and (5) non-cash interest expense of $134,000 related to the amortization of the capitalized stock issuance costs related to its Notes. Interest expense in the year ended August 31, 2005 primarily related to: (1) the non-cash amortization charges of debt discounts resulting from beneficial conversion features and warrants related to the Company's Laurus loan entered into on November 20, 2003 of $1,153,000, (2) a non-cash amortization charges of other debt discounts dealing with beneficial conversion features of $724,000, (3) a non-cash amortization of capitalized debt fees of $147,000 and (4) cash interest expense of $570,000. The Company anticipates interest expense, thereafter, to fluctuate as a percentage of revenue based on the timing and amounts borrowed under its line of credit and other credit facilities the Company may enter into from time to time. Due to the large beneficial conversion feature of the Laurus convertible loans, and the value assigned to capitalized loan costs pertaining to the stock issued Farwell in connection with the pledging of Farwell’s securities in connection with the CapitalSource facility, the Company anticipates the interest expense to continue to be high.

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

On March 30, 2004, the Company entered into an additional $750,000 Convertible Term Note pursuant to which the Company issued and sold to Laurus (i) a Convertible Term Note ("Convertible Term Note #2",) in the principal amount of $750,000 and (ii) a warrant ("Term Note #2 Warrant") to purchase up to 750,000 shares of Common Stock having an exercise price of $0.50 per share. The Term Note #2 Warrant expires on March 30, 2011 and has a net share exercise provision. The fair value of these warrants was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and (4) dividend rate of $0%. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, " Application of Issue No. 98-5 to Certain Convertible Instruments. "

On June 29, 2004, the Company entered into an additional $1,500,000 Convertible Term Note pursuant to which the Company issued and sold to Laurus (i) a Convertible Term Note ("Convertible Term Note #3",) in the principal amount of $1,500,000 and (ii) a warrant ("Term Note #3 Warrant") to purchase up to 1,800,000 shares of Common Stock having an exercise price of $0.50 per share. The Term Note #3 Warrant expires on March 30, 2011 and has a net share exercise provision. The relative fair value of these warrants was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and (4) dividend rate of 0%. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."

The loans with Laurus contain many events of default including: (i) any failure to pay when due any amount the Company owes to Laurus; (ii) nonpayment of any taxes when due; (iii) any material breach by us of any other covenant made to Laurus; (iv) any misrepresentation made by us to Laurus in the documents governing the credit facility; (v) the institution of certain bankruptcy and insolvency proceedings by or against us; (vi) suspensions of trading of the Company's common stock; (vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of its other indebtedness; (viii) payments of any dividends either in cash or stock; and (ix) changes of control of the company.

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

On August 12, 2005 in connection with the acquisition of Oblio Telecom, Inc., the Company entered into a Credit and Security Agreement (the "Loan Agreement") with CapitalSource Finance LLC ("CapitalSource"). The Loan Agreement provides for a $15,000,000 revolving credit facility, a $5,000,000 senior term loan (the "Term Loan A") and a $6,400,000 senior term loan (the "Term Loan B"). Approximately $16,217,000 was borrowed upon the closing of this transaction. In connection with the execution of the Credit Facility, the Company paid CapitalSource a commitment fee of $264,000. In addition, CapitalSource received an aggregate of 1,250,000 shares of the Company's common stock which were valued at $0.2245 per share. The total value of the stock of $281,000 and the transaction costs charged by CapitalSource of $381,000, including the commitment fee, have been capitalized to capitalized loan fees and are being amortized over the 15 month life of the CapitalSource debt.

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

As security for its obligations under the Credit Agreement, Oblio pledged all of its assets and accounts receivable to CapitalSource. In addition, the Company pledged its stock in Oblio. As further security for Oblio's obligations under the Term Loan B, Farwell Equity Partners, LLC, the Company's largest shareholder pledged securities with a fair market value of approximately $12.6 million from its portfolio of publicly traded securities. David Marks, the Company's Chairman, is the sole managing member of Farwell. The Company signed an indemnification agreement with Farwell indemnifying them for any costs associated with the pledging of their securities.

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

On November 30, 2004, the Company entered into a 10% $1,000,000 note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello will loan the Company up to a total of $1,000,000 convertible at $0.12 per share with an initial maturity date of January 31, 2005. This note can be extended with the approval of both parties. During the year, the Company borrowed $700,000 under this note when the stock price was in varying prices from $0.15 to $0.30; therefore the Company determined that there were beneficial conversion features associated with this note. All these beneficial conversion features were recorded as additional paid in capital and as discounts on the note payable. All these beneficial conversion features were expensed during the fiscal year ended August 31, 2005. On July 28, 2005, the total amount outstanding of $700,000 was converted into 5,833,333 shares of our common stock. Although the note came due on January 31, 2005, Mr. Crivello has not requested repayment. Subsequent to year-end the Company modified the maturity date to December 31, 2005. Subsequent to year-end the Company has also borrowed an additional $355,000 under this note.

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

CONTRACTUAL OBLIGATIONS

 The following table presents the Company's contractual obligations as of August 31, 2005 for the next three fiscal years. The Company does not have any contractual obligations that extend beyond three fiscal years:

		Payments by period
Contractual Obligations	Amount	Less than one year	1-3 years
Employment Agreements	$1,459,520	$535,000	$924,520
Long-Term Debt	17,395,894	14,895,894	2,500,000
Operating Leases	2,521,650	679,915	1,841,735
Short Term Debt	2,542,850	2,542,850	-
Revolving Lines of Credit	5,954,764	5,954,764	-
Preferred Stock	9,014,250	3,014,250	6,000,000
Other	729,000	729,000	-
Total Contractual Cash Obligations	$39,617,928	$28,351,673	$11,266,255

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has outstanding at August 31, 2005, certain options, warrants, convertible debt and convertible redeemable preferred stock which are exercisable or convertible into the Company’s common stock. If all these instruments were exercised or converted, the Company’s common shareholders could experience significant dilution. The Company would not receive any additional cash proceeds upon the conversion of the convertible debt or convertible preferred stock. The Company may receive cash proceeds upon the exercise of the warrants or options equal to the exercise price of those instruments. However, based on the Company’s current stock price in relation to the exercise price of these instruments, the Company does not expect to receive any material cash proceeds from the exercise of these instruments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), " Share-Based Payment," which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SAS No. 95, “Statements of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company is expected to adopt SFAS No. 123(R) on September 1, 2006.

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

In December 2004, FASB issued SFAS No. 151 (“SFAS 151”) “ Inventory Costs - an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company ’ s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense the Company incurs in its debt obligations to Laurus and CapitalSource for its prime plus percent interest rates. The Company does not believe that changes in interest rates will have a material effect on its liquidity, financial condition or results of operations.

SEASONALITY

          The Company has experienced sales fluctuations due to customer business shut downs over December holidays and the slow down of purchasing activities in the summer during peak vacation months.

CRITICAL ACCOUNTING POLICIES .

          The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: revenue recognition, which affects sales, inventory valuation, which affects its cost of sales and gross margin; and allowance for doubtful accounts and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements .

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

/s/ WOLF & COMPANY, P.C.

Boston, MA

November 28, 2005, except for Notes 1 and 4 as to which the date is December 31, 2005

TITAN GLOBAL HOLDINGS, INC. (FORMERLY VENTURES-NATIONAL INCORPORATED) CONSOLIDATED BALANCE SHEET August 31, 2005 (In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,242
Accounts receivable — trade (less allowance for doubtful accounts of
$288 and allowance for sales returns of $30)	8,608
Inventory, net	3,098
Prepaid expenses and other current assets	160
Total current assets	14,108
Equipment and improvements, net	2,228
Definite-lived intangible assets, net	26,371
Capitalized loan fees, net	1,592
Goodwill	4,454
Other assets	448
Total assets	$49,201

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$2,378
Short-term debt - related parties	165
Current portion of long-term debt (net of discounts of $1,414)	13,482
Lines of credit (net of discounts of $1,829)	4,341
Accounts payable - trade	14,447
Accrued liabilities	1,967
Total current liabilities	36,780
Long-term debt, less current portion (net of discounts of $255)	2,245
Preferred stock - 9,000 shares authorized, issued and outstanding (preference in liquidation of $9,014)	9,014
Total liabilities	48,039
Commitments and contingencies (Notes 8 and 17)	-
Stockholders' equity:
Common stock — $0.001 par value; 950,000,000 shares authorized;
35,332,638 shares issued and outstanding	35
Additional paid-in capital	22,124
Deferred compensation	(7)
Accumulated deficit	(20,990)
Total stockholders' equity	1,162
Total liabilities and stockholders' equity	$49,201

See report of independent registered public accounting firm and notes to the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC. (FORMERLY VENTURES-NATIONAL INCORPORATED) CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)

	Years Ended August 31,
	2005	2004
Sales	$22,779	$16,367

Cost of sales	21,407	14,604

Gross profit	1,372	1,763

Operating expenses:
Sales and marketing	1,550	1,424
General and administrative expenses (including
non cash compensation of $219 and $2,461)	2,610	4,596

Loss from operations	(2,788)	(4,257)

Other income (expenses):
Interest expense (including non-cash of $2,024 and $2,679)	(2,594)	(3,346)
Gain on extinguishments of debt	-	349
Miscellaneous	3	(148)

Loss before income taxes	(5,379)	(7,402)
Provision for income taxes	-	-

Net loss	(5,379)	(7,402)
Accrual of preferred stock dividend	(14)	-
Net loss applicable to common shareholders	$(5,393)	$(7,402)

Net loss applicable to common shareholders per share:
Basic and diluted	$(0.21)	$(0.39)

Number of weighted average shares:
Basic and diluted	25,555,743	18,879,605

See report of independent registered public accounting firm and notes to the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

(FORMERLY VENTURES-NATIONAL INCORPORATED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in thousands, except share data)

For The Years Ended August 31, 2005 and 2004

			Additional			Total
	Common Stock		Paid-in	Accumulated	Deferred	Stockholders’
	Shares	Par Value	Capital	Deficit	Compensation	Equity/(Deficit)
Balance, August 31, 2003	14,624,687	$15	$9,149	$(8,209)	$(2,072)	$(1,117)
Issuance of stock in private offering	1,000,000	1	159	-	507	667
Delayed issuance of stock for prior year offering	86,196	-	-	-	-	-
Issuance of stock as financing cost	150,000	-	109	-	-	109
Repurchase and settlement of warrant	-	-	(50)	-	-	(50)
Beneficial conversion features & warrants as part of financing		-	6,018	-	-	6,018
Additional interest expense on converted debt to related party	-	-	1,118	-	-	1,118
Issuance of stock for professional services		2	946	-	(724)	224
Issuance of stock for debt conversion	-	2	754	-	-	756
Issuance of stock for converted interest expense	1,830,000	1	540	-	-	541
Issuance of warrants for consulting services	1,701,985	-	110	-	(110)	-
Issuance of stock for debt conversion - related parties	775,187	4	1,446	-	-	1,450
Cancellation of previously awarded employee options	-	-	(33)	-	33	-
Amortization of deferred compensation	4,531.250	-	-	-	2,169	2,169
Net loss	-	-	-	(7,402)	-	(7,402)
Balance, August 31, 2004	24,699,305	25	20,266	(15,611)	(197)	4,483
Issuance of stock for converted interest expense	50,000	-	20	-	-	20
Beneficial conversion features & warrants as part of financing	-	-	657	-	-	657
Issuance of stock for debt conversion - related parties	5,833,333	6	694	-	-	700
Issuance of stock exchanged for cancellation of warrants	2,500,000	2	(2)	-	-	-
Issuance of stock for acquisition	1,000,000	1	223	-	-	224
Issuance of stock for debt acquisition costs	1,250,000	1	280	-	-	281
Amortization of deferred compensation	-	-	-	-	190	190
Preferred stock dividends accrued	-	-	(14)	-	-	(14)
Net loss	-	-	-	(5,379)	-	(5,379)
Balance, August 31, 2005	35,332,638	$35	$22,124	$(20,990)	$(7)	$1,162

See report of independent registered public accounting firm and notes to the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

(FORMERLY VENTURES-NATIONAL INCORPORATED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended August 31,
Cash flows from operating activities:	2005	2004
Net loss	$(5,379)	$(7,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,390	809
Bad debt and sale return allowance	183	47
Non cash compensation	210	2,461
Inventory reserve	-	(54)
Interest expense as stock issuance amortization	831	1,800
Non-cash interest expense related to debt discounts and bank fees	503	879
Accrued expense converted to notes	-	418
Gain on debt extinguishment	-	(349)
Changes in operating assets and liabilities:
Accounts receivable	(299)	(1,298)
Inventory	(456)	(74)
Prepaid expenses and other current assets	(47)	(43)
Other assets	(6)	3
Accounts payable	4,231	(642)
Accrued liabilities	1,226	(190)
Total adjustments	7,766	3,767
Net cash provided by (used in) operating activities	2,387	(3,635)

Cash flows from investing activities:
Acquisition of Oblio Telecom, LLP	(15,908)	-
Equipment and improvements expenditures	(107)	(616)
Net cash used in investing activities	(16,015)	(616)

Cash flows from financing activities:
Proceeds from notes and loans payable from related parties	650	751
Proceeds from issuance of long term debt, net of financing cost	11,169	4,083
Proceeds from issuance of lines of credit, net	3,848	2,118
Proceeds from public stock offering, net	-	667
Proceeds from related party borrowing	-	185
Payments on notes and loans payable	(194)	(147)
Payments on long-term debt	(320)	(526)
Payments on capitalized lease obligations	-	(85)
Payments to related parties	(80)	(743)
Payments on former lines of credit	-	(1,352)
Net cash provided by financing activities	15,073	4,951

Net increase in cash	1,445	700
Cash and cash equivalents at beginning of year	797	97
Cash and cash equivalents at end of year	$2,242	$797

Supplemental disclosures of cash flow information:
Cash paid during the year for:	$576	$667
Interest	$-	$-
Income taxes

Non cash activities:
Issuance of common stock for capitalized debt costs	$281	$-
Issuance of common stock for Oblio acquisition	$225	$-
Issuance of common stock for consulting fees	$-	$948
Issuance of common stock to related parties upon conversion of debt	$700	$1,450
Issuance of common stock to retire debt	$-	$745
Issuance of common stock as interest expense	$20	$1,768
Issuance of options/warrants as deferred compensation	$-	$110
Issuance of redeemable preferred stock for Oblio acquisition	$9,000	$-
Issuance of sellers debt and amounts due sellers for Oblio acquisition	$4,733	$-

TITAN GLOBAL HOLDINGS, INC.

(FORMERLY VENTURES-NATIONAL INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share amounts)

1.  Restatement

On December 31, 2005, the Company entered into an agreement with Farwell for the Rescission of the Stock Purchase Agreement (see Note 4). Pursuant to the terms of the Rescission Agreement, the Company returned to Farwell the shares of Oblio and Farwell returned to the Company, the 66,000,000 shares of our common stock. Farwell simultaneously agreed to make a capital contribution to the Company of the 1,000 shares of Oblio, without consideration.

This resulted from a mutual mistake by the Company and Farwell concerning the effect arising from the Original Agreement and the underlying transaction. The Seller and the Purchaser wished to rescind the Original Agreement, retroactively to the Original Closing Date and to be restored to their relative positions that they would have occupied had the Original Agreement not been made.

2.  Nature of Business:

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

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At August 31, 2005, the Company had a working capital deficit of $22,672 and an accumulated deficit of $20,990.

The Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Company has received; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt (see Note 9). Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty; however no assurances of such outcomes can be given.

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

The Company's time sensitive and high quality manufacturing services enable its customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. The Company's focus is on high quality niche Rigid and HVR Flex Ô (rigid flex) printed circuit boards consisting of complex, multi-layered, fine-lines and high-performance materials with delivery cycles between 24 hours and standard 14 day lead times at a competitive price.

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

3.  Summary of Significant Accounting Policies :

Consolidation Policy:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc. and Oblio Telecom, Inc. since its August 12, 2005 acquisition. All material inter-company transactions have been eliminated.

The Company considered the requirements of FASB Interpretation No. 46(R) (“FIN 46R”), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 , with respect to Farwell Equity Partners, LLC. (see Notes 4, 9 and 20) and concluded that Farwell Equity Partners, LLC did not meet the definition of a variable interest entity under paragraph 5 of FIN 46R. Therefore , Farwell Equity Partners, LLC has not been consolidated in the Company’s financial statements.

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

Equipment and Improvements:

Equipment and improvements are carried at cost. Depreciation and amortization are provided using the straight-line method.

The estimated service lives of property, equipment and improvements are as follows:

Automobile Office equipment Production equipment Leasehold improvements Software	5 years 7 years 7 years Remaining life of lease 3 years

Intangible Assets :

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets ,” the Company reviews intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires us to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded in the fiscal years ended August 31, 2005 and 2004.

Intangible assets include the intangibles purchased in the Oblio acquisition which occurred on August 12, 2005 including amounts allocated to: (1) the TCC/Oblio Brand of $8,553, (2) customer list of $149, (3) MVNO contract of $17,742 and (4) goodwill of $4,454. The amortizable intangibles acquired in the Oblio acquisition are being amortized over five years, the estimated useful life. These assets have accumulated amortization at August 31, 2005 of $73. Included in intangible assets there is also a customer list representing the customer accounts acquired in the merger with SVPC Partners, Inc. in August 2002 of $65, which was amortized on a straight-line basis over a period of three years, commencing on the date of the acquisition and is currently fully amortized.

Impairment of Long-Lived Assets:

Pursuant to SFAS No. 144, " Accounting for the Impairment or Disposal of Long-lived Assets ", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended August 31, 2005 and 2004.

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

Stock Based Compensation:

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25. “ Accounting for Stock Issued to Employees, ” as allowed under SFAS No. 123. “ Accounting for Stock-Based Compensation .” Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

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

	2005	2004
Net loss applicable to common shareholders, as reported	$(5,393)	$(7,402)
Add: Compensation recognized under APB No. 25	47	51
Deduct: Compensation recognized under SFAS No. 123	(116)	(128)
Proforma net loss applicable to common shareholders	$(5,462)	$(7,479)
Net loss applicable to common shareholders per share:
Basic and diluted, as reported	$(0.21)	$(0.39)
Basic and diluted, proforma	$(0.21)	$(0.39)

No stock options were granted in the fiscal year ended August 31, 2005. During the fiscal year ended August 31, 2004, the fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2004
Dividend yield	0.00%
Expected volatility	93.00%
Risk free interest rate	4.17%
Expected life (years)	5.0

Weighted average fair value of options granted at date of grant:

2004	$ 0.65

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

New Accounting Pronouncements:

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), " Share-Based Payment," which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SAS No. 95, “Statements of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company is expected to adopt SFAS No. 123(R) on September 1, 2006.

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

In December 2004, FASB issued SFAS No. 151 (“SFAS 151”) “ Inventory Costs - an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

4.  Mergers and Acquisitions :

Acquisition of Oblio Telecom, Inc.

On July 28, 2005, Farwell Equity Partners, LLC, a Delaware limited liability company (“Farwell”) entered into an Asset Purchase Agreement (the “ Purchase Agreement”) with Oblio Telecom, Inc. (“Oblio”), a wholly owned subsidiary of Farwell, Oblio Telecom L.L.P., a Texas limited liability partnership (“Oblio Texas”), and Sammy Jibrin and Radu Achiriloaie, the sole owners of Oblio Texas. David Marks, the Company's Chairman, is the managing member of Farwell (see also note 20). The Purchase Agreement provided for the acquisition by Oblio of substantially all of Oblio Texas’ assets and assumption of certain liabilities, in total consideration of $29,302, consisting of $15,479 in cash, $2,323 in amounts due seller, the issuance of 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock with an initial value of $9,000, and the issuance of an 18-month promissory note in the principal amount of $2,500. In addition, the Company issued to Sammy Jibrin and Radu Achiriloaie, 375,000 shares of its common stock, par value $0.001. On August 12, 2005, the Company issued to Farwell 66,000,000 shares of its common stock as consideration for the issuance of 1,000 shares of Oblio representing all of the issued and outstanding shares of Oblio pursuant to a Stock Purchase Agreement dated August 12, 2005. On December 31, 2005, the Company entered into an agreement with Farwell for the Rescission of the Stock Purchase Agreement. Pursuant to the terms of the Rescission Agreement, the Company returned to Farwell the shares of Oblio and Farwell returned to the Company, the 66,000,000 shares of our common stock. Farwell simultaneously agreed to make a capital contribution to the Company of the 1,000 shares of Oblio, without consideration. The transaction was structured in this way since the Company lacked the financial wherewithal to complete the acquisition on its own. Of the cash portion, $1,000 was held in escrow at August 31, 2005 and has subsequently been released to Oblio Texas' upon certification that as of the day immediately preceding the closing of the acquisition, Oblio's current liabilities were not less than its current assets. Of the cash paid in connection with the acquisition, approximately $15,836 was financed by means of a Credit Facility from CapitalSource Finance LLC ("CapitalSource"). The CapitalSource credit facility consisted of a $15,000 revolving credit facility, a $5,000 senior term loan (the "Term Loan A") and a $6,400 senior term loan (the "Term Loan B"). In connection with the execution of the Credit Facility, the Company paid CapitalSource a commitment fee of $264. In addition, CapitalSource received an aggregate of 1,250,000 shares of the Company's common stock. (see Note 8). Also in connection with the acquisition of Oblio Texas, the Company executed an amendment to its Laurus debt agreements (see Note 8). As part of the collateral for Term Note B, Farwell pledged $13 million of publicly traded securities from its portfolio of such securities and the Company entered into an indemnification agreement with Farwell; whereby the Company will indemnify Farwell for any costs incurred as a result of this pledging of collateral.

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

Accounts receivable	$5,596
Inventory	2,109
Definite lived intangible - TCC/Oblio Brand	8,553
Definite lived intangible - customer list	149
Definite lived intangible - MVNO contract	17,742
Goodwill	4,454
Other assets	250
Accounts payable	(9,169)
Purchase price	$29,684

The sources of the purchase price, including the $637 transaction costs, including $224 allocated from the issuance of common stock, incurred were as follows:

Cash	$22
Accounts payable and accrued expenses	34
Capital Source debt proceeds
Term Loan A	5,000
Term Loan B	6,400
Revolving credit facility	4,436
Additional amount due sellers	2,323
Note payable to sellers, net of discount of $255	2,245
Preferred stock to sellers	9,000
Common stock	224
$29,684

The Company issued 4,750,000 shares of stock in connection with this acquisition as follows: (1) 2,500,000 shares were issued to Laurus in connection with the amendment entered into as part of the acquisition, (2) 1,250,000 shares were issued to CS Equity LLC in connection with the Capital Source debt, (3) 125,000 shares were issued to Capital Solutions Group as a finders fee, (4) 500,000 shares were issued to a consultant the company used in connection with the acquisition and (5) 375,000 shares were issued to the sellers.

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

			Capitalized
	# of Shares	Purchase Price	Loan Costs	Totals
Laurus	2,500,000	$-	$741	$741
CS Equity LLC	1,250,000	-	281	281
Capital Solutions Group	125,000	28	-	28
Sellers	375,000	84	-	84
Consultant	500,000	112	-	112
	4,750,000	$224	$1,022	$1,246

Unaudited pro forma operating results for the Company, assuming the acquisition of Oblio occurred at the beginning of the period presented:

	2005	2004
Net sales	$142,052	$168,045
Net loss applicable to common shareholders	(1,204)	(570)
Net loss applicable to common shareholders per share:
Basic and diluted	$(0.04)	$(0.02)

Unaudited pro forma operating results for the years ended August 31, 2005 and 2004 include $3.5 million amortization costs related to the acquisition as well as amortization related to the capitalized debt costs incurred in such acquisition. In addition, these unaudited pro forma operating results reflect interest expense on the related acquisition debt assuming such debt was incurred at the beginning of the periods presented. Since MVNO was a new initiative after the fiscal year ended August 31, 2005, Oblio had no amortization of the intangible asset allocated to the MVNO contract of $17,742.

Since a portion of the acquisition costs dealt with the issuance of shares, it is expected that $224 of the goodwill in the acquisition will not be tax deductible.

5.  Inventories:

Inventories as of August 31, 2005 consist of the following:

Raw materials	$338
Work in process	459
Finished goods	2,382
3,179
Less inventory reserves	(81)
3,098

At August 31, 2005, the reserve for obsolescence was $81 principally related to raw material inventory.

6.  Equipment and improvements:

A summary as of August 31, 2005, is as follows:

Production equipment	$3,430
Leasehold improvements	591
Office equipment	104
Software	80
Automobiles	27
4,232
Less accumulated depreciation and amortization	2,004
$2,228

Depreciation and amortization expense for equipment, and improvements amounted to $620 and $587 for the years ended August 31, 2005 and 2004, respectively.

7.  Intangible Assets :

A summary as of August 31, 2005 is as follows:

Customer lists	$214
TCC Brand	8,553
MVNO Contract	17,742
26,509
Less accumulated amortization	138
$26,371

Amortization expense for intangible assets amounted to $96 and $13 for the years ended August 31, 2005 and 2004. Amortizatization expense is expected to be $5,302 for the next four years and $5,163 in the fifth year.

8.   Accrued Liabilities:

           A summary as of August 31, 2005 is as follows:

Compensation and benefits	$602
Commissions	105
Interest	185
Payroll taxes	752
Utilities	113
Other	210
$1,967

9.  Loans and Notes Payable:

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

The fair value of these warrants totaling $133 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 85%, (3) risk free interest of 4.17% and (4) dividend rate of 0%. The Company can elect to pay all or a portion of the monthly amount in shares of common stock at a fixed conversion price of $0.40. If the closing price of the Company’s stock for any of the 10 trading days preceding the payment is less than 110% of the fixed conversion price, the Company shall pay cash instead. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature of $246 was recorded as a debt discount and is being amortized using the effective interest rate method over the life of the debt in accordance with Emerging Issues Task Force No. 00-27, " Application of Issue No. 98-5 to Certain Convertible Instruments. " During fiscal year 2004, the relative fair value of the warrants of $133 was also recorded as a discount on the Convertible Term Note #2. On August 12, 2005, these warrants were cancelled and the outstanding unamortized warrant valuation of $90 was reclassified to capitalized loan fees. During the fiscal years 2005 and 2004, the Company recorded interest expense for the amortization of discounts in the amount of $85 and $28, respectively. As of August 31, 2005, outstanding loan balance approximated $532 and unamortized discounts for beneficial conversion feature totaled $176.

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

At August 31, 2005, the Company was in default under its Credit agreement with Laurus regarding the late filing of its Form 10-KSB for the year ended August 31, 2004 as well as the SB-2 filed on October 14, 2005 not becoming effective within 90 days of the closing of the Laurus Amendment. The Company has classified all Laurus debt as current at August 31, 2005.

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

As security for its obligations under the Credit Agreement, Oblio pledged all of its assets to CapitalSource. In addition, the Company pledged its stock in Oblio. As further security for Oblio's obligations under the Term Loan B only, Farwell pledged securities with a fair market value of approximately $12.6 million, from its portfolio of publicly traded securities. David Marks, the Company's Chairman, is the sole managing member of Farwell. The company entered into an indemnification agreement with Farwell indemnifying them of any and all costs associated with the pledging of their collateral. The fair value of the 63,750,000 shares of stock of $14,312 were capitalized to loan fees and are being amortized over the 15 month life of the Term Note B (see Note 20).

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

PREFERRED STOCK

Oblio issued to F&L, LLP (f/k/a Oblio Telecom, LLP), 9,000 shares, $1,000 stated value per share, of Preferred Stock of the Company's subsidiary Oblio Telecom, Inc. ("Preferred Stock") which is convertible into shares of the Company's common Stock at $1.50 per share. The Preferred Stock consists of four tranches, the first one of which includes 3,000 shares of Preferred Stock and each one of the others include 2,000 shares, subject (except in the case of the first tranche) to reduction in the event Oblio fails to meet certain EBITDA targets. Based on these EBITDA target, the initial value of the Preferred Stock could be reduced by a maximum of $6,000. In no case can the initial value ever be more than $9,000. Holders of the Preferred Stock are entitled to preferential cash dividends out of the Company’s funds at an annual rate of 3% of the then current stated value. Oblio may redeem the Preferred Stock at any time at a premium of 105%, 110% and 115% of the then stated value (plus accrued and unpaid dividends) during the first, second and third year after issuance of the Preferred Stock, respectively. All shares of Preferred Stock must be redeemed on the third anniversary of issuance. The first tranche is convertible immediately. Commencing on each of the three anniversaries following the issuance of the Preferred Stock, each of the second, third and fourth tranche of Preferred Stock is convertible into a number of shares of Common Stock equal to the then stated value (plus accrued and unpaid dividends) divided by $1.50 (the “Conversion Price”). The Conversion Price is subject to adjustments as a result of, among other things, stock splits and reclassifications and contains initial anti-dilution provisions including adjustments to the Converion Price in the event of the Company issuing common stock at prices below the initial Conversion Price. The Company has undertaken to register the shares of Common Stock issuable upon conversion of the Preferred Stock. In accordance with SEC Accounting Series Release No. 268 , Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as long-term debt as well as the associated dividends of $14 for the period of the acquisition through the end of the fiscal year. Certain events of default related to The Preferred Stock occurred subsequent to year end and have been waived by The Holders.

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

On November 30, 2004, the Company entered into a 10% $1,000 note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello (see also note 19) will loan the Company up to a total of $1,000 convertible at $0.12 per share with an initial maturity date of January 31, 2005. This note can be extended with the approval of both parties. The conversion option can be exercised only once during the term of the loan. In the fiscal year ended August 31, 2005, a previously outstanding loan from Mr. Crivello in the amount of $50 was repaid with an initial advance on this note. On November 30, 2004, the Company received the first cash installment on this note of $300 when the stock price was $0.30 per share; therefore the Company determined that there was a beneficial conversion feature in the amount of $300. During the quarter ended February 28, 2005, the Company received further net installments totaling $283 when the stock was at varying prices from $0.15 to $0.22; therefore the Company determined that there were additional beneficial conversion features totaling $202. All these beneficial conversion features were recorded as additional paid in capital and as discounts on the note payable. All these beneficial conversion features were expensed during the quarter ended February 28, 2005. Although the note came due on January 31, 2005, Mr. Crivello has not requested repayment. Subsequent to year-end the Company modified the maturity date to December 31, 2005. On July 27, 2005, Mr. Crivello submitted to the Company expenses totaling $67 which were an accumulation of expenses incurred on the Company's behalf bringing the total outstanding to Mr. Crivello to $700. On July 27, 2005, the value of its stock was $0.11; therefore no beneficial conversion feature was deemed necessary. On July 28, 2005, Mr. Crivello assigned his note to Farwell Equity Partners, LLC ("Farwell") and Farwell converted the outstanding $700 to stock at $0.12 resulting in receiving 5,833,333 shares of the Company's common stock. On August 12, 2005, upon the closing of the Oblio transaction, Farwell submitted to the Company expenses it paid on behalf of the Company related to the Oblio deal in the amount of $165. As of August 31, 2005 $165 was outstanding under this loan. Subsequent to year end, the Company borrowed an additional $355 under this loan.

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

A summary of the long-term debt maturities at August 31, 2005 is as follows:

	Preferred
	Stock	Debt	Total
Year ending August 31,
2006	$3,014	$14,951	$17,965
2007	2,000	2,445	4,445
2008	2,000	-	2,000
2009	2,000	-	2,000
	9,014	17,396	26,410
Less unamortized discounts	-	1,669	1,669
	$9,014	$15,727	$24,741

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

10. Gain on Extinguishment of Debt

During the fiscal year ended August 31, 2004, the Company settled an unpaid capital lease obligation with a balance due of $434 for cash of $85 resulting in a gain of approximately $349.

11.  Litigation:

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

12.  Settlement Agreements

During the fiscal year ended August 31, 2004, the Company reached informal agreements with one of the Company's past Presidents and one of its past Chief Executive Officers to cancel their existing warrants, each consisting of the right to purchase from its largest stockholder 1,000,000 shares at $0.50 each in exchange for 350,000 shares of common stock each to be issued by its largest stockholder. This was further amended and they were both paid $60 in lieu of warrants from its largest stockholder. The value of this new agreement is measured based on the sum of (1) the remaining unamortized fair value of the warrants; (2) the amount by which (a) the fair value of the new equity instrument measured at the modification date is greater than (b) the fair value of the old equity instrument immediately before its terms were modified. On July 9, 2004, the Company finalized negotiations with these two individuals for a combined final settlement of $50 being paid from the Company which was paid on that date. Since the $170 payments are less than the fair value of the warrants of $1,538, the Company expensed the entire unamortized value of the warrants in the amount of $1,373 during the fiscal year ended August 31, 2004 (see Notes 19 and 20).

13.  Stock Option and Warrant Repricing:

During the fiscal year ended August 31, 2004, the Company re-priced approximately 570,000 stock options from $1.50 to $0.79 under the Company's 1992 Stock Option Plan and 500,000 warrants from $0.77 to $0.40 (see Note 15). The 500,000 warrants were cancelled upon the resignation of the respective officer. In accordance with FASB Interpretation, No. 44, “ Accounting for Certain Transactions Involving Stock Transactions" , these options have subsequently been accounted for as variable from May 3, 2004 through the period ended August 31, 2004. Since the stock price has been less than the re-priced option price, the Company has not recorded any additional compensation expense in its financial statements for the fiscal years ended August 31, 2005 and 2004. These options will be re-measured each period throughout their life.

14.  Income Taxes:

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

Income tax provision amounted to $0 for the years ended August 31, 2005 and 2004 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2005	2004
Computed tax at federal statutory rate of 34%	$(1,829)	$(2,517)
Permanent differences	891	1,266
Change in valuation allowance	938	1,251
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets
Current:
Allowance for doubtful accounts and returns	$108
Inventory reserve	28
UNICAP	5
Amortization	11
Accrued vacation	71
Total current	223
Long term:
Depreciation	(174)
Net operating loss carryforwards	3,786
Total long-term	3,612
Net deferred assets before valuation allowance	3,835
Valuation allowance	(3,835)
Net deferred tax assets	$-

At August 31, 2005, the Company has available unused net operating loss carryforwards of approximately $11,756 for federal purposes that may be applied against future taxable income and that, if unused, begin to expire in 2022. During the year ended August 31, 2005, the valuation allowance increased $938.

15.  Stock Options:

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

		Weighted
		Average
	Options	exercise price
Options outstanding at August 31, 2003	1,215,000	$1.23
Options granted	325,000	0.65
Options canceled	(400,000)	1.14
Options exercised	-	-
Options outstanding at August 31, 2004	1,140,000	0.74
Options granted	-	-
Options canceled	(95,000)	0.54
Options exercised	-	-
Options outstanding at August 31, 2005	1,045,000	0.76

Summarized information about stock options outstanding at August 31, 2005 is as follows:

				Exercisable
		Weighted			Weighted
		Average	Weighted		Average
	Number of	Remaining	Average	Number of	Remaining
	Options	Contractual	Exercise	Options	Contractual
Range of Exercise prices	Outstanding	Life	Price	Outstanding	Life
$0.57 - $0.58	75,000	8.36	$0.58	50,000	8.38
0.75	395,000	3.89	0.75	257,000	3.66
0.79	570,000	1.98	0.79	518,000	1.97
1.50	5,000	1.92	1.50	4,000	2.92
	1,045,000			829,000

For the years ended August 31, 2005 and 2004, options to purchase 829,000 and 647,000 shares, at weighted average exercise prices of $0.76 and $0.77, respectively, of common stock were exercisable with the remaining options becoming exercisable at various dates through May 3, 2007 and having expiration dates through May 3, 2014.

16.  Warrants :

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

17.  Retirement Plan:

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

18.  Commitments and Contingencies:

OPERATING LEASES

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable or original lease terms in excess of one year as of August 31, 2005:

	Real Estate	Other	Total
Year Ending August 31,
2006	$677	$3	$680
2007	745	2	747
2008	747	-	747
2009	348	-	348
	$2,517	$5	$2,522

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

CONTRACTS

In July 2002, the Company entered into an at-will employment agreement with its Vice President of Sales ("VPS") that allows for either the Company or the VPS to terminate employment at any time. Under the at-will employment agreement, the Company will pay a base annual salary of $140 plus bonuses, which are based on achieving certain monthly sales quotas and normal employee benefits. His wages were increased to $185 in August 2004. This at-will employment agreement is for a term of five years from the date of the agreement. In the event the VPS is terminated without cause, the Company will pay three (3) months of base salary as severance and continuation of normal employee benefits during the three (3) month severance period. In addition, the Company has granted vested options to purchase up to 360,000 shares of the Company's common stock at $1.50 per share which were repriced to $0.79 in May 2004. (see Note 13).

In December 2003, the Company entered into an at-will employment agreement with its immediate past Chief Executive Officer ("CEO") that allowed for either the Company or the CEO to terminate employment at any time. Under the at-will employment agreement, the Company paid a signing bonus of $40 and a base annual salary of $200. In addition to this agreement, the Company also granted its CEO 250,000 warrants at $0.77 per share exercisable for a period of three years and on January 31, 2004, when this executive was promoted to Chief Executive Officer ("CEO") was granted an additional 250,000 warrants at $0.77 per share. In May 2004, all these warrants were repriced at $0.40/share. (see Note 13). Effective December 16, 2004, the CEO resigned but continued as a member of the board of directors until June 17, 2005 when he also resigned from the board. Effective upon his resignation from the board, all 500,000 warrants were cancelled.

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

19.  Stockholders’ Equity:

Transactions of stockholders' equity during the years ended August 31, 2005 and 2004 are summarized by type in the following table:

Balance at 8/31/03	14,624,687	$9,164
Issuance of common stock in private offering (1)	1,000,000	160
Delayed issuance of common stock for prior year offering (2)	86,196	-
Issuance of common stock as financing cost (3)	150,000	109
Repurchase and settlement of warrant (4)	-	(50)
Beneficial conversion features and warrants as part of financing (5)	-	6,018
Additional interest expense on converted debt to related party (6)	-	1,118
Issuance of common stock for professional services (7)	1,830,000	948
Issuance of common stock for debt conversion (8)	1,701,985	756
Issuance of common stock for converted interest expense (6)	775,187	541
Issuance of warrants for consulting services (9)	-	110
Issuance of common stock for debt conversion - related parties (10)	4,531,250	1,450
Cancellation of previously awarded employee options (11)	-	(33)
Balance at 8/31/04	24,699,305	20,291
Issuance of common stock in for converted interest expense (12)	50,000	20
Beneficial conversion features on convertible debt (13)	-	657
Issuance of stock for debt conversion - related parties (14)	5,833,333	700
Issuance of common stock exchanged for cancellation of warrants (15)	2,500,000	-
Issuance of stock for acquisition of Oblio Telecom, Inc. (16)	1,000,000	281
Issuance of stock for financing the acquisition of Oblio Telecom, Inc. (17)	1,250,000	224
Cumulative preferred stock dividends (18)	-	(14)
Balance at 8/31/05	35,332,638	$22,159

1.
As of August 31, 2004, the Company raised a total of $742 from the exercise of warrants that had been issued to SBI. The Company received $75 in the fiscal year ended August 31, 2003 and $667 in the fiscal year ended August 31, 2004 and offset the value of these warrants as financing costs related to this offering during the fiscal year ended August 31, 2004.

2.
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

3.	Issued 150,000 shares of common stock to Crescent Fund, Inc. as part of finding fee for Laurus transaction in November 2003.
4.
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

5.	Beneficial conversion features of Laurus loans of $4,895, warrants related to Laurus loans of $975 and beneficial conversion features of 10% convertible loans of $148.
6.	Additional interest incurred upon the conversion of interest at $0.40 per share and the fair value of interest payments upon dates of issuance.
7.
The Company had many consultants and professionals during the fiscal year 2004 and as part of their compensation, these consultants were issued stock in the amount of 1,161,000 shares in varying prices ranging from $0.44 to $1.30 or an average price of $0.52/share for the fiscal year ended August 31, 2004.

8.	Represents the term loan conversions from Laurus as well as partial payments on the payoff of 24% notes as stock issuances.
9.	Issuance of 500,000 warrants to the Company's Chief Executive Officer at $0.77, as well as the repricing to $0.40.
10.	Represents the loans converted from Irrevocable Children’s Trust and related entities at $0.32/share.
11.
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

12.	Laurus elected to convert $20 of interest into 50,000 shares of common stock.
13.	The Company recorded additional beneficial conversion features of $657 related to loans entered into with Mr. Frank Crivello.
14.	Farwell converted $700 of debt owed to it into 5,833,333 shares of the Company's common stock.
15.	The Company granted to Laurus 2,500,000 shares of its common stock in exchange for cancellation of 3,500,000 Laurus warrants and changing the conversion price from $0.40 to $1.50 per share.
16.	The Company issued 1,000,000 shares of its common stock in connection with the acquisition of Oblio Telecom, Inc.
17.	The Company issued 1,250,000,shares of its common stock for to CS Equity, LLC in connection with the financing of the acquisition of Oblio Texas.
18.	Cumulative dividend accrued on Oblio Telecom, Inc. Preferred stock at 3% for 19 days.

20. Related Parties

During the year ended August 31, 2005 and 2004, Farwell converted outstanding loans totaling $700 into 5,833,333 shares of common stock and Irrevocable Children’s Trust converted outstanding loans totaling $1,450 into 4,531,250 shares of common stock, respectively.

In the year ended August 31, 2005, the Company wrote off a $25 note receivable from Curtis Okumura, the CEO, president and director of the Company.

20.  Segment Information

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

	2005	2004
Sales:
PCB	$16,939	$16,367
Telecommunications	5,840	-
Totals	$22,779	$16,367
Interest expense:
PCB	$2,003	$3,346
Telecommunications	591	-
Totals	$2,594	$3,346
Net Loss:
PCB	$(2,031)	$(1,484)
Telecommunications	122	-
Corporate activities	(3,470)	(5,918)
Totals	$(5,379)	$(7,402)
Assets:
PCB	$7,779	$7,650
Telecommunications	41,422	-
Totals	$49,201	$7,650
Equipment and improvements (Gross):
PCB	$4,232	$4,125
Telecommunications	-	-
Totals	$4,232	$4,125
Additions:
PCB	$107	$617
Telecommunications	-	-
Totals	$107	$617
Depreciation expense:
PCB	$620	$587
Telecommunications	-	-
Totals	$620	$587
Goodwill and intangible assets (Gross):
PCB	$65	$65
Telecommunications	31,403	-
Totals	$31,468	$65
Amortization expense:
PCB	$24	$13
Telecommunications	72	-
Totals	$96	$13

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

Our independent registered public accounting firm reported to our Board of Directors certain conditions involving internal controls which they believe represent material weaknesses in our internal control environment. These matters are with regard to insufficient personnel resources within the accounting function, based on the size and complexity of the organization, to affect timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Our management and the Board of Directors agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the material weakness.

To remediate this internal control weakness, management has commenced implementation of the following measures: The Company, led by its Chairman, has conducted a national search for a Chief Financial Officer at the holding company level. The search has included individuals with the experience and training necessary to provide the requisite enhanced internal controls, systems and management. The Company anticipates that the search and negotiations will be completed in the near term to fill this role, and supplement the current management structure.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting. During the Company's fourth quarter, the Company acquired the business of Oblio Telecom, LLP and added another business segment to the Company's portfolio. This division currently limited staff has no accountant. The duties are being divided utilizing as many internal controls as possible in a 12 employee operation. The Company's Chief Financial Officer is currently overseeing and performing the accounting functions for this division; otherwise, there are no changes in internal controls .

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

CURTIS OKUMURA . Mr. Okumura was appointed Director in May 2005. Mr. Okumura was elected to serve as the Company's President, effective December 16, 2004. Mr. Okumura also serves as President of the Company's wholly owned subsidiary, Oblio Telecom, Inc. Mr Okumura has served as General Manager of the Company's aubsidiary, Titan PCB West, Inc. since August 2001. From 2000 to 2001, Mr. Okumura served as the General Manager of Circuit Link, Inc., a circuit board manufacturer. From 1985 to 2000, Mr. Okumura served in various capacities, including as engineering manager for Data Circuit Systems, Inc. Mr. Okumura has a degree in Business Administration from San Jose University and Ohlone College. Mr. Okumura will be paid an annual salary of $150,000, subject to review by the Board of Directors.

STEPHEN SAUL KENNEDY . Mr. Kennedy was appointed a Director in May 2005. Mr. Kennedy has been an employee of the Company's predecessor companies SVPC and Circuit Systems Inc. since 1988. Mr. Kennedy was a top Sales Manager and Sales Executive for SVPC and subsequently Circuit Systems Inc. Since 1988 Mr. Kennedy has worked as both as an Inside and Outside Sales Executive as well as overall sales management for SVPC. He has been instrumental in SVPC's sales growth from 1988 to 1999. Mr. Kennedy holds a B.S. in Economics from Santa Clara University and was a Commissioned Officer in the United States Army.

DANIEL GUIMOND . Mr. Guimond has served as Chief Financial Officer since February 2004. Mr. Guimond served as the Company's acting Chief Financial Officer and Controller from July 2003 to February 2004. From 1997 until 2003, Mr. Guimond served as the Corporate Finance Manager of PCD Inc. From 1987 to 1997, Mr. Guimond was the Corporate and Tax Accounting Manager at Bailey Corporation specializing in all aspects of the corporate accounting environment. Mr. Guimond is a magna cum laude graduate of Southern New Hampshire University with a B.A. in Management Advisory Services.

SAMMY JIBRIN . Mr. Jibrin was elected to serve as CEO of Oblio on August 12, 2005. Mr. Jibrin was a partner of Oblio Telecom, LLP since its inception in 1996. Mr. Jibrin graduated in 1994 from Mississippi State University with a degree in Engineering.

RADU ACHIRILOAIE . Mr. Achiriloaie was elected to serve as COO of Oblio on August 12, 2005. Mr. Achiriloaie was a partner of Oblio Telecom, LLP since its inception in 1996. Mr. Achiriloaie graduated in 1995 from the University of Texas, Dallas with a degree in Business Administration.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the Company’s Chief Executive Officer and each of the other four highly paid executive officers during the year ended August 31, 2005 .

					Long-Term
					Compensation
					Number of
					Shares
					Underlying
	Annual Compensation				Options	All-Other
Name and Principal Position	Year	Salary($)		Bonus($)	Granted(#)	Compensation($)(1)
Curtis Okumura	2005	$150,168	(2)	-	-	-
Chief Executive Officer,
President and Director

Stephen Saul Kennedy(3)	2005	172,996		-	-	-
Vice President, Sales & Director	2004	152,939		-	-	-
	2003	125,000		-	-	-

Daniel Guimond	2005	100,932		-	-	-
Chief Financial Officer &	2004	85,462		-	20,000	-
Secretary	2003	23,077	(4)	-	75,000	-

Sammy Jibrin	2005	8,750	(5)	-	-	-
Chief Executive Officer
Oblio Telecom, Inc.

Radu Achiriloaie	2005	8,750	(6)
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

Radu Achiriloaie .   Pursuant to the terms of an Agreement dated as of August 12, 2005 between Mr. Achiriloaie and Oblio, Mr. Achiriloaie will serve as Chief Operating Officer of Oblio for an initial term of three years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for an annual compensation of $175,000. In addition, Mr. Achiriloaie may receive a bonus based upon Oblio’s EBIDTA.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OF CLASS BENEFICIALLY OWNED
David M. Marks
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Curtis Okumura
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Stephen S. Kennedy
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Daniel Guimond
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Sammy Jibrin
c/o Oblio Telecom, Inc.
407 International Parkway, Suite 403
Richardson, TX 75081

Radu Achiriloaie
c/o Oblio Telecom, Inc.
407 International Parkway, Suite 403
Richardson, TX 75081

All Officers and Directors as a Group (6 persons)

_________________________________

Irrevocable Children's Trust
1818 North Farwell Avenue
Milwaukee, WI 53202

Farwell Equity Partners, LLP
1818 North Farwell Avenue
Milwaukee, WI 53202

* Less than 1%
	Common Stock Common Stock Common Stock Common Stock Common Stock Common Stock Common Stock Common Stock Common Stock	18,718,935(2) 215,000(3) 410,000(4) 76,250(5) 1,195,000(6) 1,195,000(7) 21,810,185(8) 10,969,522 5,833,333	52.9% * 1.15% * 3.29% 3.29% 57.30% 31.05% 16.51%

1.
Applicable percentage of ownership is based on 35,332,638 shares of common stock outstanding as of August 31, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of August 31, 2005 for each stockholder, as applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 31, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

2.
Includes (i) 5,833,333 shares registered in the name of Farwell Equity Partners, LLC, of which Mr. Marks is the managing member (ii) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (iii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iv) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (v) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (vi) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vii) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (viii) 100,000 shares held by Mr. Marks; and (ix) 75,000 shares of common stock issuable to Mr. Marks upon exercise of currently exercisable options. Mr. Marks is a trustee with sole dispositive power over the shares of Common Stock held by ICT, ICT2 and Ohio Investors. ICT became the direct holder of 2,321,296 shares and 668,000 shares upon the distribution on April 13, 2003 of the holdings of Ohio Investors and SVPC Partners, LLC, respectively, each of which entities was formerly controlled by ICT. ICT2 received its shares upon distributions by the same entities in which it held an interest. These distributions did not impact the net beneficial ownership of Mr. Marks. Each of Phoenix Trust, Phoenix Investors and Forest Home is controlled by ICT.

3.	Consists of 215,000 shares issuable upon the exercise of currently exercisable options.
4.	Includes 360,000 shares issuable upon the exercise of currently exercisable options.
5.	Includes 66,250 shares issuable upon the exercise of currently exercisable options.
6.
Includes (1) 1,007,500 shares of common stock issuable upon conversion of 1,500 shares of Preferred Stock of Oblio Telecom, Inc., the Company's wholly owned subsidiary, and (2) 187,500 shares of common stock, issued to F&L, LLP of which Mr. Jibrin owns a 50% interest.

7.
Includes (1) 1,007,500 shares of common stock issuable upon conversion of 1,500 shares of Preferred Stock of Oblio Telecom, Inc., the Company's wholly owned subsidiary, and (2) 187,500 shares of common stock, issued to F&L, LLP of which Mr. Achiriloaie owns a 50% interest.

8.
Includes (i) 5,833,333 shares registered in the name of Farwell Equity Partners, LLC, of which Mr. Marks is the managing member (ii) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (iii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iv) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (v) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (vi) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vii) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (viii) 100,000 shares held by Mr. Marks; (ix) 50,000 shares of common stock owned by Mr. Kennedy; (x) 10,000 shares of common stock owned by Mr. Guimond; (xi) 375,000 shares of common stock issued to F&L, LLP; (xi) 2,015,000 shares issuable to Mr. Jibrin and Mr. Achiriloaie upon conversion of 3,000 shares of Preferred Stock of Oblio Telecom, Inc.; and (xiii) 716,250 shares issuable upon the exercise of currently exercisable options by various directors and officers.

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

The acquisition of the Oblio shares occurred immediately following the completion of the acquisition by Oblio of substantially all of the assets of Oblio Telecom L.L.P., a Texas limited liability company (“Oblio Texas”), in total consideration of $29,302,000, consisting of $15,479,000 in cash, the issuance of 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”), $2,323,000 in amounts due sellers, and the issuance of an 18-month promissory note in the principal amount of $2,500,000 (the “Promissory Note”). In addition, the Company issued to Sammy Jibrin and Radu Achiriloaie, the owners of Oblio Texas, 375,000 shares of the Company's common stock, par value $0.001 (the “Common Stock”). Of the cash portion, $1,000,000 will be held in escrow for a period of up to 50 days and released to Oblio Texas upon certification that as of the day immediately preceding the closing of the acquisition, Oblio Texas’s current liabilities were less than its current assets. Of the cash paid in connection with the acquisition, approximately $15,836,000 was financed by means of the Credit Facility. The balance was financed by receivables retained by Oblio Texas.

ITEM 13. EXHIBITS

Copies of all exhibits to this Form 10-KSB (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to Daniel Guimond, Chief Financial Officer, Titan Global Holding, Inc., 2 Industrial Way, Amesbury, MA 01913.

Exhibit Number	Description

3.1	Certificate of Incorporation of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as
amended. (1)

3.2	By-Laws of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (1)

4.2	Certificate of Designation for the Series A Cumulative Convertible Preferred Stock of Oblio Telecom, Inc.
defining the rights of the holders of the Preferred Stock of Oblio Telecom, Inc. (2)

10.1	2002 Stock Option Plan. (3)

10.2	2002 Stock Option Plan for Non-Employee Directors as amended. (3)

10.3	Lease dated 6th of August 2002 by and between SVPC Partners, LLC and Titan PCB West, Inc. (4)

10.4	Secured Party's Bill of Sale dated February 27, 2003. (5)

10.5	Stock Purchase Agreement, dated as of March 5, 2003, among Howard Doane, Titan PCB East, Inc. and
Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated). (4)

10.6	Acknowledgment of Assignment dated March 5, 2003 among the Registrant, Titan PCB East, Inc. and
Coesen Inc. (4)

10.7	Stockholders Agreement dated March 5, 2003 among Coesen Inc., Howard Doane, Joseph Thoman and
Alfred Covino. (4)

10.8	Sublease dated July 26, 2002 among Tyco Printed Circuit Group LP, Titan PCB West, Inc. and SVPC
Partners, LLC and Phoenix Business Trust. (6)

10.9	Convertible Term Note dated November 20, 2003 issued to Laurus Master Fund Master Fund, Ltd. (7)

10.10	Common Stock Purchase Warrant of Titan Global Holdings, Inc. dated November 20, 2003 issued to Laurus
Master Fund, Ltd. (7)

10.11	Registration Rights Agreement dated November 20, 2003 by and between Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.12	Securities Purchase Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.13	Security Letter Agreement dated November 20, 2003 by and between Ventures-National Incorporated and
Laurus Master Fund. (7)

10.14	Subsidiary Security Agreement dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan
PCB East, Inc. and Titan PCB West, Inc. (7)

10.15	Subsidiary Guaranty dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East,
Inc. and Titan PCB West, Inc. (7)

10.16	Stock Pledge Agreement dated November 20, 2003 by and between Ventures-National Incorporated and
Laurus Master Fund Ltd. (7)

10.17	Registration Rights Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.18	Common Stock Purchase Warrant dated November 20, 2003 issued by Ventures-National Incorporated and
Laurus Master Fund, Ltd. (7)

10.19	Secured Convertible Minimum Borrowing Note dated November 20, 2003 issued by Ventures-National
Incorporated to Laurus Master Fund, Ltd. (7)

10.20	Secured Revolving Note dated November 20, 2003 issued by Ventures-National Incorporated in favor of
Laurus Master Fund, Ltd. (7)

10.21	Security Agreement dated as of November 20, 2003 by and between Ventures-National Incorporated and
Laurus Master Fund, Ltd. (7)

10.22	Amendment No. 1 to Convertible Term Note of Ventures-National Incorporated dba Titan General
Holdings, Inc., dated January 8, 2004, between us and Laurus Master Fund, Ltd. (8)

10.23	Waiver letter, dated January 8, 2004, from Laurus Master Fund, Ltd. to us. (8)

10.24	Amendment No. 1 to Robert Ciri Separation Agreement (9)

10.25	Amendment No. 2 to Andrew Glashow Separation Agreement (9)

10.26	Form of 10% Convertible Notes issued (9)

10.27	Lease between HD Realty Trust and Titan PCB East, Inc. dated March 1, 2004 (9)

10.28	Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated March 30, 2004 (10)

10.29	Convertible Note with Laurus Master Fund, dated March 30, 2004 (filed herewith)

10.30	Securities Purchase Agreement, dated as of March 30, 2004, by and between Ventures-National
Incorporated and Laurus Master Fund, Ltd. (10)

10.31	Parent Security Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.32	Subsidiary Security Agreement, dated as of March 30, 2004, by and between Ventures-National
Incorporated and Laurus Master Fund, Ltd. (10)

10.33	Registration Rights Agreement, dated as of March 30, 2004, by and between Ventures-National
Incorporated and Laurus Master Fund, Ltd. (10)

10.34	Guaranty Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and
Laurus Master Fund, Ltd (10)

10.35	Escrow Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus
Master Fund, Ltd. (10)

10.36	Amended and Restated Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated June 29,
2004 (10)

10.37	Amended and Restated Convertible Note with Laurus Master Fund, dated June 29, 2004 (10)

10.38	Amendment No. 1 to Registration Rights Agreement, dated as of June 29, 2004, by and between Ventures-
National Incorporated and Laurus Master Fund, Ltd. (10)

10.39	Escrow Agreement, dated as of June 29, 2004, by and between Ventures-National Incorporated and Laurus
Master Fund, Ltd. (10)

10.40	Asset Purchase Agreement dated July 28, 2005 among Farwell Equity Partners, LLC, Oblio Telecom, Inc.,
Oblio Telecom L.L.P., Sammy Jibrin and Radu Achiriloaie (11)

10.41	Stock Purchase Agreement dated August 12, 2005 between the Company and Farwell Equity Partners, LLC
(2)

10.42	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Radu Achiriloaie (2)

10.43	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Sammy Jibrin (2)

10.44	Agreement, dated August 12, 2005, between the Company and Laurus Master Fund, Ltd. (2)\

10.45	Credit and Security Agreement dated as of August 12, 2005 between Oblio, Telecom, Inc., Pinless, Inc. and
Capital Source Finance LLC (2)

10.46	Recission of Stock Purchase Agreement between Titan Global Holdings, Inc. and Farwell Equity Partners, LLC(12)

10.47	Loan Conversion Agreement between Titan Global Holdings, Inc. and Farwell Equity Partners, LLC(12)

21.1	Subsidiaries of the Company (filed herewith).

22.1	Consent of Wolf & Company, P.C. (filed herewith).\

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the
Securities and Exchange Act of 1934, as amended. (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the
Securities and Exchange Act of 1934, as amended. (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (Chief Executive Officer). (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (Chief Financial Officer). (filed herewith).

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

(12) Previously filed and incorporated by reference to the Company's current Report on Form 8-K dated December 30, 2005 filed on January 6, 2006.
Management Contracts and Compensatory Plans

Exhibit Number	Description
10.1 10.2 10.42 10.43
2002 Stock Option Plan. (A)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEEES AND SERVICES

          The following is a summary of the fees billed to us by Wolf & Company, P.C. for professional services rendered for the fiscal years ended August 31, 2005 and 2004 and also by Stonefield Josephson, Inc., the Company's former independent auditors:

	Wolf & Company, P.C		Stonefield Josephson, Inc.
Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit - Fees (1)	$192,000	$95,738	$-	$38,950
Audit-Related Fees (2)	-	-	-	23,170
Tax Fees (3)	20,100	-	-	8,450
All Other Fees (4)	10,300	-	-	4,737
Total Fees	$222,400	$95,738	$-	$75,307

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 23, 2006	TITAN GLOBAL HOLDINGS, INC. By: /s/ Curtis Okumura Curtis Okumura, Chief Executive Officer, President, Director and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis Okumura Curtis Okumura /s/ David Marks David Marks /s/ Stephen S. Kennedy Stephen S. Kennedy	Director, Chief Executive Officer, President and Principal Financial and Accounting Officer Chairman VP Sales & Director	January 23, 2006 January 23, 2006 January 23, 2006