Form 10QSB
period 2005-11-30
Titan Global Holdings, Inc.
filed 2006-01-23
CIK 770471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period _______________ to ________________________

Commission File Number: 000-32847

TITAN GLOBAL HOLDINGS, INC. (Formerly Ventures-National Incorporated) (Exact Name of Registrant as Specified in its Charter)

Utah (State or Other Jurisdiction of Incorporation or Organization)	87-0433444 (I.R.S. Employer Identification Number)

44358 Old Warm Springs Blvd. Fremont, California 94538-6148 (Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number (including area code): (510) 824-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[x]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [x]

Number of shares of common stock, $0.001 par value, outstanding at January 1, 2006: 35,332,638

TITAN GLOBAL HOLDINGS, INC.
(FORMERLY VENTURES-NATIONAL INCORPORATED)

TITAN GLOBAL HOLDINGS, INC. (FORMERLY VENTURES-NATIONAL INCORPORATED) FORM 10-QSB FOR THE QUARTER ENDED NOVEMBER 30, 2005 FORWARD-LOOKING INFORMATION
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

TITAN GLOBAL HOLDINGS, INC.
(FORMERLY VENTURES-NATIONAL INCORPORATED)

CONDENSED CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2005

(In thousands except share data)
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,072
Restricted cash	750
Accounts receivable, net of reserves of $123	8,192
Inventory, net	3,176
Prepaid expenses and other current assets	122
Total current assets	13,312
Equipment and improvements, net	2,147
Definite-lived intangible assets, net	25,197
Goodwill	4,439
Capitalized loan fees, net	1,091
Other assets	445
Total assets	$46,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Short-term debt - related parties	$2,897
Current portion of long-term debt, net of discounts of $1,197	12,649
Lines of credit, net of discounts of $1,779	5,589
Accounts payable - trade	12,971
Accrued liabilities	2,049
Total current liabilities	36,155
Redeemable preferred stock - 9,000 shares authorized, issued and outstanding (preference in	9,081
liquidation of $9,081)	2,288
Long-term debt - related parties, net of discounts of $212	47,524
Total liabilities
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, 950,000,000 shares
authorized, 35,332,638 shares issued and outstanding	35
Additional paid-in capital	22,138
Accumulated deficit	(23,066)
Total stockholders’ deficit	(893)
Total liabilities and stockholders' deficit	$46,631

The accompanying notes form an integral part of the condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended

	11/30/05	11/30/04

Sales	$27,680	$3,873
Cost of sales	25,571	3,956
Gross profit (loss)	2,109	(83)
Operating expenses:
Sales and marketing	425	404
General and administrative expenses
(Including non-cash compensation of $7 and $78)	2,198	622
Loss from operations	(514)	(1,109)
Other income (expenses):
Interest expense (including non-cash of $811 and $335)	(1,563)	(500)
Miscellaneous	1	1
Loss before income taxes	(2,076)	(1,608)
Provision for income taxes	-	-
Net loss	$(2,076)	$(1,608)

Net loss per share:
Basic and Diluted	$(0.06)	$(0.07)
Weighted average number of shares outstanding:
Basic and Diluted	35,332,638	24,736,668

The accompanying notes form an integral part of the condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months Ended

	11/30/05	11/30/04

Cash flows from operating activities:
Net loss	$(2,076)	$(1,608)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash interest paid in common stock	-	20
Amortization of deferred compensation	7	78
Non-cash interest expense related to accrued preferred stock
dividend	81	-
Non-cash interest expense related to
amortization of beneficial conversion features	310	315
Depreciation and amortization	1,832	221
Changes in operating assets and liabilities:
Restricted cash	(750)	-
Accounts receivable	416	110
Inventory	(78)	(6)
Prepaid expenses and other current assets	38	(85)
Other assets	17	38
Accounts payable	(1,476)	259
Accrued liabilities	119	236
Net cash used in operating activities	(1,560)	(422)

Cash flows from investing activities:
Capital expenditures	(76)	(36)
Net cash used in investing activities	(76)	(36)

Cash flows from financing activities:
Borrowings on lines of credit, net	1,199	48
Proceeds from issuance of note payable to related parties	372	300
Payments of long-term debt	(1,050)	(304)
Payments of short-term debt	-	(40)
Payments to related parties	(55)	-
Net cash provided by financing activities	466	4
Net decrease in cash	(1,170)	(454)
Cash and cash equivalents at beginning of period	2,242	797
Cash and cash equivalents at end of period	$1,072	$343
Supplemental disclosure of cash flow information:
Interest paid	$1,005	$130
Income tax paid	$-	$-
Non cash activities:
Issuance of common stock to pay accrued interest	$-	$20

The accompanying notes form an integral part of the condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
(FORMERLY VENTURES-NATIONAL INCORPORATED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Note 1.  Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Titan Global Holdings, Inc. (formerly Ventures-National Incorporated), (“Titan” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of Titan for the period presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB as amended for the fiscal year ended August 31, 2005 as filed with the Securities and Exchange Commission on January 23, 2006. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2005, Titan had a working capital deficit of $22,843 and an accumulated deficit of $23,066. The Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Company has received; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt. Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty; however no assurances of such outcomes can be given.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Business

We are a technology concentric holding company operating in the prepaid communications services and prototype printed circuit board industries though our wholly owned subsidiaries, Oblio Telecom, Inc, Titan PCB West, Inc. and Titan PCB East, Inc. Our prepaid communication service operations are headquartered in Richardson, Texas and our printed circuit board manufacturing facilities are located in Fremont, California and Amesbury, Massachusetts.

Our prepaid communication services division, Oblio Telecom, Inc., is engaged in the creation, marketing, and distribution of prepaid telephone products for the wire line and wireless markets and other related activities.

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

In our prototype circuit board division, Titan PCB West, Inc. and Titan PCB East, Inc., we are a fabrication service provider of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards (“PCBs”) providing time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

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

Note 2.  Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not antidilutive. Titan has excluded all outstanding options and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of November 30, 2005, Titan had common stock equivalents of approximately 1,045,000 shares related to the options, approximately 4,045,000 shares related to shares to be issued upon conversion of the convertible debt, and approximately 6,054,500 shares related to shares to be issued upon conversion on the preferred stock.

Note 3.  Inventory

Inventory consisted of the following:

Raw materials and finished subassemblies	$352
Work in process	539
Finished goods	2,366
3,257
Less inventory reserves	81
Total	$3,176

At November 30, 2005, the reserve for obsolescence was $81 principally related to raw material inventory.

Note 4. Notes Payable - Related Party

During the quarter ended November 30, 2005, the Company borrowed an additional $355 and claimed reimbursement for $17 of expenses under the 10% $1,000 note agreement with Farwell Equity Partners, LLC. (“Farwell”) - a note that Mr. Frank Crivello transferred to Farwell on July 28, 2005. As a result of a conversion taking place under this note in the fiscal year ended August 31, 2005, the note is no longer convertible. The note balance at November 30, 2005 was $557, not including interest of $7, and carried an expiration date of December 31, 2005. Subsequent to quarter end, Farwell advanced an additional $18 and the Company incurred additional interest expense related to this note of $11. Farwell entered into a Loan Conversion Agreement with the Company whereby the total amount due converted into 9,253,414 shares of our common stock ($0.0639 per share). Subsequent to quarter end, the Company recorded a beneficial conversion feature on this $593 in the amount of $593 with an offsetting increase in additional paid in capital. The Company expensed this amount as interest expense upon conversion.

Note 5. CapitalSource Default

On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with this Credit and Security Agreement. The defaults deal with not maintaining minimum EBITDA as stated in the loan covenants. Oblio was also advised that CapitalSource believed Oblio had defaulted on certain representations and covenants. Although, Oblio has met all monetary obligations to them, CapitalSource has increased the interest rate on the Revolving Loan and the Term Loan by 4% per annum with Oblio being assessed an interest rate of 11.75% on the Revolving Loan and 14.75% on the Term Loans. In addition Oblio may be assessed a non-compliance fee of approximately $6.5 per day which they have currently decided not to charge. CapitalSource has also changed the due date of their term loans to February 28, 2006 and as such the remaining unamortized capitalized loan fees at August 31, 2005 of $662 are being amortized over the new six month life of the term debt.

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

During the three month periods ended November 30, 2005 and 2004, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

	Three Months Ended,
	11/30/05	11/30/04

Net loss, as reported	$(2,076)	$(1,608)
Add: Compensation recognized under APB No. 25	7	12
Deduct: Compensation recognized under SFAS No. 123	(27)	(44)
Proforma, net loss	$(2,096)	$(1,640)

Net loss per share:
Basic and diluted, as reported	$(0.06)	$(0.07)
Basic and diluted, proforma	$(0.06)	$(0.07)

Note 7.  Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Titan’s business, financial condition and results of operations.

On July 29, 2005, the Company was served with a summons from Hytek Services ("Hytek"); whereby Hytek alleged that it had lost an account as a result of Titan PCB West, Inc.'s ("Titan") negligence and defective boards and also alleges that Titan violated the Non-Disclosure Agreement by utilizing Hytek's confidential information and hiring an ex-Hytek employee. This lawsuit was filed seeking damages of approximately $400 after Titan attempted to collect an extremely old accounts receivable due Titan from Hytek in the amount of $145. The Company contends that Hytek's complaint is without merit and intends to defend itself vigorously. The outstanding accounts receivable has been written off.

Note 8.  Segment Information

	Three Months Ended,
	11/30/05	11/30/04
Sales:
PCB	$4,413	$3,873
Telecommunications	23,267	-
Totals	$27,680	$3,873

Interest expense:
PCB	$633	$500
Telecommunications	930	-
Totals	$1,563	$500

Net Loss:
PCB	$(391)	$(817)
Telecommunications	(833)	-
Corporate activities	(852)	(791)
Totals	$(2,076)	$(1,608)

Assets:
PCB	$7,156	$6,926
Telecommunications	39,475	-
Totals	$46,631	$6,926

Equipment and improvements (Gross):
PCB	$4,275	$4,161
Telecommunications	32	-
Totals	$4,307	$4,161

Additions:
PCB	$44	$36
Telecommunications	32	-
Totals	$76	$36

Depreciation expense:
PCB	$157	$159
Telecommunications	2	-
Totals	$159	$159

Goodwill and intangible assets (Gross):
PCB	$65	$65
Telecommunications	30,884	-
Totals	$30,949	$65

Amortization expense:
PCB	$-	$5
Telecommunications	1,174	-
Totals	$1,174	$5

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

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

Overview

A detailed overview of our business and history is set forth in our Annual Report on Form 10-KSB, as amended, for the year ended August 31, 2005, to which overview we make reference.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2005, Titan had a working capital deficit of $22,843 and an accumulated deficit of $23,066. The Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Company has received; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt . Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty; however no assurances of such outcomes can be given.

Summary Corporate Background

We are a technology concentric holding company operating in the prepaid communications services and prototype printed circuit board industries though our wholly owned subsidiaries, Oblio Telecom, Inc, Titan PCB West, Inc. and Titan PCB East, Inc. Our prepaid service operations are headquartered in Richardson, Texas and our printed circuit board manufacturing facilities are located in Fremont, California and Amesbury, Massachusetts.

Our prepaid communication services division, Oblio Telecom, Inc., is engaged in the creation, marketing, and distribution of prepaid telephone products for the wire line and wireless markets and other related activities.

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

In our prototype circuit board division, Titan PCB West, Inc. and Titan PCB East, Inc., we are a fabrication service provider of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards (“PCBs”) providing time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

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

On February 27, 2003, through our wholly-owned subsidiary Titan PCB East, we acquired certain assets of Eastern Manufacturing Corporation, for approximately $500,000 in a foreclosure sale from Eastern Manufacturing Corporation’s secured lender Eastern Bank. The results from Eastern Manufacturing Corporation’s operations will be reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition.

Effective March 5, 2003, we purchased shares of common stock of Coesen representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of common stock and $5,000 in cash.

On July 28, 2005, Farwell Equity Partners, LLC, a Delaware limited liability company (“Farwell”) entered into an Asset Purchase Agreement (the “ Purchase Agreement”) with Oblio Telecom, Inc. (“Oblio”), a wholly owned subsidiary of Farwell, Oblio Telecom L.L.P., a Texas limited liability partnership (“Oblio Texas”), and Sammy Jibrin and Radu Achiriloaie, the sole owners of Oblio Texas. David Marks, the Company's Chairman, is the managing member of Farwell. The Purchase Agreement provided for the acquisition by Oblio of substantially all of Oblio Texas’ assets and assumption of certain liabilities, in total consideration of $29,302,000 consisting of $15,479,000 in cash, $2,323,000 in amounts due seller, the issuance of 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock with an initial value of $9,000,000, and the issuance of an 18-month promissory note in the principal amount of $2,500. On August 12, 2005, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Oblio Telecom, Inc. from Farwell Equity Partners, LLC for no consideration. This transaction was structured in this way since the Company lacked the financial wherewithal to complete the acquisition on its own. In addition, the Company issued to Sammy Jibrin and Radu Achiriloaie, 375,000 shares of its common stock, par value $0.001.

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
•
expand its sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex Ô process available as a result of its acquisition of assets from Eastern Manufacturing Corporation in February 2003;

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

          Sales. The Company recognizes sales upon shipment to the Company's customers. The Company records net sales as the Company’s gross sales less an allowance for returns and discounts. At November 30, 2005 the Company had approximately 500 customers. The Company provides its customers a limited right of return for defective PCBs and records an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because the Company’s customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At November 30, 2005, the Company had an allowance for returns of $25,000   and an allowance for doubtful accounts of $98,000. Actual returns may differ materially from the Company’s estimates, and revisions to the allowances may be required from time to time.

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

          Operating and Non-Operating Expenses   The Company's operating expenses for the periods ended November 30, 2005 and 2004 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

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

Interest Expense   Interest expense, includes, in addition to amounts accruing currently under outstanding debt, finance charges relating to the Company's beneficial conversion features of its convertible loans with Laurus and other convertible debt that carry beneficial conversion features as well as the amortization of debt issuance costs.

Results of Operations

          The following table sets forth statement of operations data for the three month periods ended November 30, 2005 and 2004 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended
	11/30/05	11/30/04
Net sales	100.0%	100.0%
Cost of sales	92.4	102.1
Gross profit/(loss)	7.6	(2.1)

Operating expenses:
Sales and marketing	1.5	10.4
General and administrative	8.0	16.1
Total operating expenses	9.5	26.5

Operating loss	(1.9)	(28.6)
Interest expense	(5.6)	(12.9)
Miscellaneous	-	-
Net loss	(7.5)	(41.5)

Three Months Ended November 30, 2005 Compared to the Three Months Ended November 30, 2004.

Net Sales

Net sales increased by $23,807,000 or 614.7% from $3,873,000 in the three months ended November 30, 2004 to $27,680,000 in the three months ended November 30, 2005. This increase resulted primarily from our newly acquired Oblio division of $23,267,000 which was combined with a 9.8% increase in our Titan East division and a 15.4% increase in our Titan West division.

Cost of Sales

Cost of sales increased $21,615,000, or 546.4%, from $3,956,000 in the three months ended November 30, 2004 to $25,571,000 in the three months ended November 30, 2005. As a percentage of sales, these costs decreased from 102.1% in the three months ended November 30, 2004 to 92.4% in the three months ended November 30, 2005. The decrease in cost of sales % resulted from: the gross profit generated from our newly acquired Oblio division; a 0.6% improvement in our direct margin for both the Titan East and Titan West divisions, and a decrease in boards being produced overseas.

Gross Profit (Loss)

Gross profit increased by $2,192,000, from a loss of $83,000 in the three months ended November 30, 2004 to a profit of $2,109,000 in the three months ended November 30, 2005. The increase in gross profit resulted primarily from our Oblio division as well as the improvement in PCB gross margin mentioned above.

Operating Expenses

Sales and marketing expenses increased $21,000 from $404,000 in the three months ended November 30, 2004 to $425,000 in the three months ended November 30, 2005 and as a percentage of sales decreased from 10.4% of sales in the quarter ended November 30, 2004 to 1.5% of sales in the quarter ended November 30, 2005. This was primarily due to costs incurred in our newly acquired Oblio division.

General and administrative expenses increased by $1,576,000 or 253.4%, from $622,000 in the three months ended November 30, 2004 to $2,198,000 in the three months ended November 30, 2005. The increase was due in major part to the additional amortization incurred by our Oblio division regarding the intangible assets acquired as well as the additional costs incurred in the Oblio division expenses. As a percentage of sales, these costs decreased from 16.1% in the three months ended November 30, 2004 to 8.0% in the three months ended November 30, 2005.

Interest Expense

Interest expense increased by $1,063,000, or 212.6%, from $500,000 in the three months ended November 30, 2004 to $1,563,000 in the three months ended November 30, 2005 but as a percentage of sales, interest expense decreased from 12.9% in the three months ended November 30, 2004 to 5.6% in the three months ended November 30, 2005. The increase is mainly due to the different financing vehicles utilized in the Oblio acquisition and the related interest thereon.

Miscellaneous

Miscellaneous income remained consistently at $1,000 which is the income received from a sublet in our East coast facility.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by Laurus, an infusion of capital from our largest shareholder and the borrowings incurred in our acquisition of Oblio. We are currently in default under both financings. Our principal uses of cash have been for operations, to meet debt service requirements, and to finance capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

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

In the three months ended November 30, 2005, net cash used by operations was $1,560,000 while in the three months ended November 30, 2004 cash used in operating activities was $422,000, an increase of $1,138,000. This increase was primarily the result of paying down our accounts payable and the issuance of a letter of credit, fully secured with a restricted cash account of $750,000, for the benefit of our wireless provider. This was offset by an increase in our non-cash expenses.

In the three months ended November 30, 2005, we utilized $76,000 for the purchase of fixed assets compared to $36,000 used for the purchase of fixed assets in the three months ended November 30, 2004, an increase of $40,000, or 111.1%. The increase occurred mainly in our Oblio division as we incurred tooling and other capitalized charges in relation to the rollout of our wireless telecommunications program.

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

Contractual Obligations

          The following table presents the Company's contractual obligations as of November 30, 2005 for the remaining of this fiscal year as well as over the next five fiscal years. The Company does not have any contractual obligations that extend beyond three fiscal years:

Payment by period

Contractual Obligations	Amount	During current fiscal year	1 - 3 years
Employment agreements	$1,325,770	$401,250	$924,520
Short-term debt	2,842,850	2,842,850	-
Long-term debt	16,621,629	14,121,629	2,500,000
Revolving lines of credit	7,368,199	7,368,199	-
Preferred stock	9,081,750	3,081,750	6,000,000
Operating leases	2,412,705	570,970	1,841,735
Other	713,015	713,015	-
Total Contractual Obligations	$40,365,918	$29,099,663	$11,266,255

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

Revenue Recognition The Company recognizes revenues when the following criteria are met: (1) the Company has persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) the Company has completed delivery and no significant obligations remain; (3) its price to its customer is fixed or determinable and (4) collection is probable. The Company derives its revenue primarily from the sale of PCBs using customers' design plans and recognizes revenues when products are shipped to customers. Effective August 12, 2005, a larger portion of the Company’s revenues are from the sale of prepaid telecommunications services in which revenues are recognized for prepaid phone cards upon shipment and activation and for prepaid wireless services when activated. These sales are reported net of returns and discounts. Provisions for discounts to customers, estimated returns and allowances are provided for in the same period the related revenue is recorded by using an estimate based on a percent of Accounts Receivable which is consistent with its historical activity and its industry peers policy. This allowance is also checked against the percentage of Accounts Receivable that are over 90 days and Accounts Receivable that may be in dispute due to a change in customer specifications. Given the current market conditions that percent is approximately eight percent of outstanding accounts receivable in its PCB segment and zero percent in its prepaid telecommunications segment. The percentage used may fluctuate as market conditions for its customers change over time.

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

On July 29, 2005, the Company was served with a summons from Hytek Services ("Hytek"); whereby Hytek alleged that it had lost an account as a result of Titan PCB West, Inc.'s ("Titan") negligence and defective boards and also alleges that Titan violated the Non-Disclosure Agreement by utilizing Hytek's confidential information and hiring an ex-Hytek employee. This lawsuit was filed seeking damages of approximately $400,000 after Titan attempted to collect an extremely old accounts receivable due Titan from Hytek in the amount of $145,000. The Company contends that Hytek's complaint is without merit and intends to defend itself vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default of its loan covenants with Laurus and CapitalSource and has classified all its senior debt as current. Laurus has cooperated with the Company and is not imposing default interest rates, but CapitalSource has started charging the Company an additional 4% interest rate and has changed the repayment date of its term debt to February 28, 2006.

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

TITAN GLOBAL HOLDINGS, INC. (Registrant)

Dated: January 23 , 2006	/s/ Curtis Okumura Curtis Okumura President, CEO and Principal Financial and Accounting Officer (Principal Executive Officer)