Form 10QSB
period 2006-02-28
Titan Global Holdings, Inc.
filed 2006-05-16
CIK 770471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

Commission file number 333-72230

TITAN GLOBAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	87-0433444
(State of Incorporation)	(IRS Employer Identification No.)

44358 Old Warm Springs Blvd.
Fremont, California 94538-6148
(Address of Principal Executive Offices)

(510) 824-1200
(Issuer's Telephone Number)

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

Yes ☐  No ☒

As of May 15, 2006, the Company had 44,586,052 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

STATEMENT REGARDING THIS REPORT

We are currently responding to comments provided by the Staff of the Securities and Exchange Commission in connection with their review of our 10-KSB for the year ended August 31, 2005 and our 10-QSB for the quarter ended November 30, 2005. These comments affect the financial statements included in our past filings and may affect this filing. The most recent comments relate to our accounting for certain convertible debt and preferred stock agreements that have warrants, options, and related registration rights with respect to Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) 00-19. We have responded to such comments and we caution that our analysis of the accounting issues described in this filing and our discussions with the SEC Staff are ongoing. We are currently reviewing our debt agreements with Laurus (discussed in notes to our unaudited interim financial statements included in this filing) with respect to derivatives as outlined in SFAS No. 133 and EITF Issue No. 00-19 and we are currently completing an analysis of the potential derivatives contained in the Laurus agreement and the impact of this on other instruments, including warrants, previously recognized as equity instruments. Continuing to be at question is whether our convertible debt and preferred stock are "conventional convertible" instruments. We have responded to the Staff's comments, explaining why, at the time they were issued, we believed that these instruments were "conventional". In addition, we responded that we would review the above-referenced debt instruments again with respect to the potential for embedded derivatives associated with these debt instruments.

However, this topic has recently been addressed and clarified by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue 05-4 (EITF 05-4). The EITF has not reached a consensus of issue 05-4 and thus this guidance has not yet been formally issued. We issued these instruments prior to EITF 05-4 and interpreted the term "conventional" differently as it relates to certain special anti-dilution provisions. We understand that the SEC Staff has recently issued a number of comment letters to other registrants related to this topic and our interpretation may not be appropriate. As a result of our review, we may be required to bifurcate the conversion features of some or all of these convertible instruments and record them as derivative liabilities and then mark the liabilities to their fair value at each reporting date.

Due to the uncertain outcome of our analysis of the above-referenced debt instruments, our independent registered public accounting firm was unable to complete their review of the unaudited financial statements included in the Form 10-QSB prior to filing. In the interest of providing as much information as possible on a timely basis to its stockholders and potential investors, we elected to file Form 10-QSB without completing the review. We intend to complete the review as soon as reasonably practicable. After completion of the review, if there are any changes as a result of the analysis of the debt instruments or the related review, we will promptly file an amendment to this Form 10-QSB.

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

TITAN GLOBAL HOLDINGS, INC.

TABLE OF CONTENTS

TITAN GLOBAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2006
(In thousands except common stock share data)

ASSETS
Current assets:
Cash and cash equivalents	$784
Restricted cash	750
Accounts receivable-trade, net of reserves of $246	8,679
Inventory, net	2,771
Prepaid expenses and other current assets	230
Total current assets	13,214
Equipment and improvements, net	2,237
Definite-lived intangible assets, net	23,880
Goodwill	4,439
Other assets	1,438
Total assets	$45,208

LIABILITIES AND STOCKHOLDERS’ DEFICI

Current liabilities:
Current portion of long-term debt, net of discounts of $1,196	$6,149
Line of credit, net of discounts of $1,779	5,045
Accounts payable - trade	16,543
Accrued liabilities	818
Total current liabilities	28,555
Redeemable convertible preferred stock - 9,000 shares authorized, issued and outstanding (preference in liquidation of $9,081)	9,081
Long-term debt - related parties, net of discounts of $170	9,578
Total liabilities	47,214
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, 950,000,000 shares
authorized, 44,586,052 shares issued and outstanding	45
Additional paid-in capital	22,638
Accumulated deficit	(24,689)
Total stockholders’ deficit	(2,006)
Total liabilities and stockholders' deficit	$45,208

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	02/28/06	02/28/05	02/28/06	02/28/05

Sales	$26,003	$3,985	$53,683	$7,858
Cost of sales	23,939	3,534	49,510	7,490
	2,064	451	4,173	368

Operating expenses:
Sales and marketing	459	398	884	802
General and administrative expenses	2,455	496	4,653	1,118
Loss from operations	(850)	(443)	(1,364)	(1,552)

Other income (expenses):
Interest expense	(798)	(967)	(2,361)	(1,467)
Other	25	1	26	2

Loss before income taxes	(1,623)	(1,409)	(3,699)	(3,017)
Provision for income taxes	-	-	-	-
Net loss	$(1,623)	$(1,409)	$(3,699)	$(3,017)

Preferred stock dividends	-	-	(68)	-

Net loss attributable to common shareholders	$(1,623)	$(1,409)	$(3,767)	$(3,017)

Net loss per common share:
Basic and Diluted	$(0.04)	$(0.06)	$(0.10)	$(0.12)

Weighted average number
of common shares outstanding:
Basic and Diluted	41,501,581	24,749,305	38,417,109	24,742,941

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	02/28/06	02/28/05
Cash flows from operating activities:
Net loss	$(3,699)	$(3,017)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash interest paid in common stock	-	20
Amortization of deferred compensation	-	131
Amortization of debt discounts and bank fees	1,027	1,205
Depreciation and amortization	2,505	326
Changes in operating assets and liabilities:
Accounts receivable	(71)	(34)
Inventory	327	(24)
Prepaid expenses and other current assets	(70)	8
Other assets	(990)	39
Accounts payable and accrued liabilities	947	879
Net cash used in operating activities	(24)	(467)

Cash flows from investing activities:
Investment in subsidiary	6	-
Capital expenditures	(543)	(45)
Net cash used in investing activities	(537)	(45)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	704	(109)
Proceeds from issuance of note payable to related parties	-	583
Proceeds from additional paid in capital	514	-
Payments of long-term debt	-	(305)
Payments of short-term debt	(1,365)	(93)
Restricted cash	(750)	-
Net cash provided by (used in) financing activities	(897)	76

Net decrease in cash	(1,458)	(436)
Cash and cash equivalents at beginning of period	2,242	797
Cash and cash equivalents at end of period	$784	$361

Supplemental disclosure of cash flow information:
Interest paid	$1,334	$242
Income tax paid	$-	$-

Non cash activities:
Issuance of common stock to pay accrued interest		$$20
Conversion of note payable - related party and accrued interest to common stock	$591	$-
Accounts payable converted to short term debt	$-	$51

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Note 1.  Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Titan Global Holdings, Inc. (formerly Ventures-National Incorporated), (“Titan”, “We” or the “Company”), without audit (see statement regarding this report on page 2), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of Titan for the period presented.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2006, Titan had reduced its working capital deficit from $22,843 at November 30, 2005 to $15,341. However, the Company continues to incur significant losses and has an accumulated deficit of $24,689 at February 28, 2006. The Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Company has received; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt. Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty; however no assurances of such outcomes can be given.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Business

We are a technology concentric holding company operating in the prepaid communications services and prototype printed circuit board industries through our wholly owned subsidiaries, Oblio Telecom, Inc, Titan PCB West, Inc. and Titan PCB East, Inc. Our prepaid communication service operations are headquartered in Richardson, Texas and our printed circuit board manufacturing facilities are located in Fremont, California and Amesbury, Massachusetts.

Our prepaid communication services division, Oblio Telecom, Inc. (“Oblio”), is engaged in the creation, marketing, and distribution of prepaid telecommunications products for the wire line and wireless markets and other related activities.

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

In our circuit board division, Titan PCB West, Inc. and Titan PCB East, Inc., we are a fabrication service provider of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards (“PCBs”) providing time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

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

Note 2.  Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not antidilutive. Titan has excluded all outstanding options and convertible preferred stock and debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of February 28, 2006, Titan had common stock equivalents of approximately 1,045,000 shares related to the options, approximately 4,045,000 shares related to shares to be issued upon conversion of the convertible debt, and approximately 6,054,500 shares related to shares to be issued upon conversion on the preferred stock.

Note 3.  Inventory

Inventory consisted of the following:

Raw materials and finished subassemblies	$332
Work in process	452
Finished goods	2,118
2,902
Less inventory reserves	131
Total	$2,771

At February 28, 2006, the reserve for obsolescence was $131 principally related to raw material inventory in the Printed Circuit Board division and inventory obsolescence in the Oblio division.

Note 4. Notes Payable - Related Party

During the quarter ended February 28, 2006, the Company had an outstanding Note Payable with Farwell Equity Partners, LLC (“Farwell”) of $591. On December 30, 2005, the Company converted the $591 of outstanding debt to Farwell into 9,253,414 shares of the Company’s par value Common Stock pursuant to its agreement. This conversion included $18 in accrued interest. Farwell was issued the above-referenced stock for full satisfaction of the amounts outstanding under this agreement.

Note 5. CapitalSource Default

As of February 28, 2006, the Company currently has $9,025 in a term notes payable, of which $4,100 is classified as current in the accompanying financial statements, and $3,198 in a revolving line of credit with CapitalSource. On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with this Credit and Security Agreement. The default relates to the Company not maintaining minimum EBITDA as stated in the loan covenants. Oblio was also advised that CapitalSource believed Oblio had defaulted on certain representations and covenants. Although, Oblio has met all monetary obligations to them, CapitalSource has increased the interest rate on the Revolving Loan and the Term Loan by 4% per annum with Oblio being assessed an interest rate of 11.75% on the Revolving Loan and 14.75% on the Term Loans. CapitalSource has also changed the due date of their term loans to February 28, 2006 and as such the remaining unamortized capitalized loan fees of $331 were amortized in the quarter ended February 28, 2006.

The Company and CapitalSource amended the debt obligations subsequent to the quarter ended February 28, 2006 and the Company is no longer in default under this agreement. The amendment modified expected earnings targets, reduced interest rates on the revolver and term loans and extended the amortization of the Company’s term debt to CapitalSource through June 2007.

Note 6. Laurus Master Fund

As of February 28, 2006, the Company currently has $3,246 in term notes payable and $3,627 in a revolving credit facility with Laurus Master Funds. Additionally, the Company has recorded beneficial conversion features of $2,199 as of February 28, 2006. All amounts owed to Laurus are classified as current in the accompanying unaudited financial statements. The Company was in technical default of its Laurus agreement during the quarter ended February 28, 2006 due to the untimely filing of registration statements. The Company has not received a notice of default from Laurus and Laurus has chosen not to assess liquidated damages penalties at this time. However, Laurus reserves the right to assess these penalties in the future. We expect to rectify this technical default by filing a registration statement.

Note 7.  Proforma Loss under FASB 148

The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the excess of quoted market price over the exercise price, if any, on the date the options are granted. Since, the Company has granted all its stock options above the quoted market on the date of measurement date, $7 in compensation expense related to grants of stock option to employees has been recorded for the six months ended February 28, 2006.

During the three and six month periods ended February 28, 2006 and 2005, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

	Three Months Ended,		Six Months Ended,
	2/28/06	2/28/05	2/28/06	2/28/05

Net loss, as reported	$(1,623)	$(1,409)	$(3,699)	$(3,017)
Add: Compensation recognized under APB No. 25		11	7	19
Deduct: Compensation recognized under SFAS No. 123		(29)	(27)	(28)
Proforma, net loss	$(1,623)	$(1,427)	$(3,719)	$(3,026)

Net loss per share:
Basic and diluted, as reported	$(0.04)	$(0.06)	$(0.10)	$(0.12)
Basic and diluted, proforma	$(0.04)	$(0.06)	$(0.10)	$(0.12)

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), " Share-Based Payment," which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SAS No. 95, “Statements of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 123(R) on September 1, 2007.

Note 8.  Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters could arise from time to time that may harm Titan’s business, financial condition and results of operations.

On July 29, 2005, the Company was served with a summons from Hytek Services ("Hytek"); whereby Hytek alleged that it had lost an account as a result of Titan PCB West, Inc.'s ("Titan") negligence and defective boards and also alleges that Titan violated the Non-Disclosure Agreement by utilizing Hytek's confidential information and hiring an ex-Hytek employee. This lawsuit was filed seeking damages of approximately $400 after Titan attempted to collect an extremely old accounts receivable due Titan from Hytek in the amount of $145. The Company contends that Hytek's complaint is without merit and intends to defend itself vigorously. The outstanding accounts receivable has been written off prior to fiscal year 2006.

On February 8, 2006, the Company filed for a refund of $1,531,919 for Federal Excise Taxes paid for services provided through December 7, 2005. The Company paid Federal Excise Taxes of 3% of revenues generated from communication services provided to its customers. This tax is included in the Company’s cost of sales. Recently, several courts have ruled that this tax does not apply to services that are not based on time and distance. Because the Company’s services are based only on time, we believe that we may not be subject to the tax and we have filed for a refund for taxes paid through December 7, 2005. We will seek refunds for these amounts in future filings. Because the settlement of these claims is uncertain, these amounts have not been recorded in the accompanying financial statements and will be recorded when and if the claims are settled.

The Company also files suit against its customers in the ordinary course of business to collect amounts owed for products or services provided. No significant suits are pending as of February 28, 2006.

Note 9.  Segment Information

	Three Months Ended,		Six Months Ended,
	2/28/06	2/28/05	2/28/06	2/28/05
Sales:
PCB	$4,699	$3,985	$9,112	$7,858
Telecommunications	21,304	-	44,571	-
Totals	$26,003	$3,985	$53,683	$7,858

Interest expense:
PCB	$(46)	$967	$449	$1,467
Telecommunications	844	-	1,912	-
Totals	$798	$967	$2,361	$1,467

Net Loss:
PCB	$(347)	$(1,409)	$(883)	$3,017
Telecommunications	(1,276)	-	(2,816)
Totals	$(1,623)	$(1,409)	$(3,699)	$3,017

Assets:
PCB	$7,132	$6,828	$7,132	$6,828
Telecommunications	38,076	-	38,076	-
Totals	$45,208	$6,828	$45,208	$6,828

Equipment and improvements (net):
PCB	$179	$2,471	$179	$2,471
Telecommunications	2,058	-	2,058	-
Totals	$2,237	$2,471	$2,237	$2,471

Capital expenditures:
PCB	$38	$45	$38	$45
Telecommunications	149	-	505	-
Totals	$187	$45	$543	$45

Depreciation expense:
PCB	$3	$153	$6	$312
Telecommunications	1	-	2	-
Totals	$4	$153	$8	$312

Goodwill and intangible assets (Gross):
PCB	$-	$-	$-	$-
Telecommunications	28,319	-	28,319	-
Totals	$28,319	$-	$28,319	$-

Intangible amortization expense:
PCB	$-	$6	$-	$11
Telecommunications	1,729	-	2,497	-
Totals	$1,729	$6	$2,497	$11

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2006, Titan had reduced its working capital deficit from $22,843 at November 30, 2005 to $15,341 and had an accumulated deficit of $24,689. Although the Company has significantly reduced its working capital deficit, the Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Company has received; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt (see Note 5). Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty; however no assurances of such outcomes can be given.

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

On August 19, 2005 Oblio announced its debut into the prepaid wireless sector when it became a Mobile Virtual Network Operator or "MVNO" through an agreement with a tier-one communications provider. As a MVNO, Oblio launched its new wireless product line, branded BRAVO Cellular, in September of 2005. This agreement positions Oblio in one of the fastest growing sectors in the telecommunications industry. BRAVO Cellular has 8,956 active subscribers as of February 28, 2006.

In our circuit board division, Titan PCB West, Inc. and Titan PCB East, Inc., we are a fabrication service provider of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards (“PCBs”) providing time-critical printed circuit board manufacturing services to original equipment manufacturers and electronic manufacturing services providers. Our printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

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

On February 27, 2003, through our wholly-owned subsidiary Titan PCB East, we acquired certain assets of Eastern Manufacturing Corporation, for approximately $500 in a foreclosure sale from Eastern Manufacturing Corporation’s secured lender Eastern Bank. The results from Eastern Manufacturing Corporation’s operations will be reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition.

Effective March 5, 2003, we purchased shares of common stock of Coesen representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of common stock and $5 in cash.

On July 28, 2005, Farwell Equity Partners, LLC, a Delaware limited liability company (“Farwell”) entered into an Asset Purchase Agreement (the “ Purchase Agreement”) with Oblio Telecom, Inc. (“Oblio”), a wholly owned subsidiary of Farwell, Oblio Telecom L.L.P., a Texas limited liability partnership (“Oblio Texas”), and Sammy Jibrin and Radu Achiriloaie, the sole owners of Oblio Texas. David Marks, the Company's Chairman, is the managing member of Farwell. The Purchase Agreement provided for the acquisition by Oblio of substantially all of Oblio Texas’ assets and assumption of certain liabilities, in total consideration of $29,302 consisting of $15,479 in cash, $2,323 in amounts due seller, the issuance of 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock with an initial value of $9,000, and the issuance of an 18-month promissory note in the principal amount of $2,500. On August 12, 2005, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Oblio Telecom, Inc. from Farwell Equity Partners, LLC for no consideration. This transaction was structured in this way since the Company lacked the financial wherewithal to complete the acquisition on its own. In addition, the Company issued to Sammy Jibrin and Radu Achiriloaie, 375,000 shares of its common stock, par value $0.001.

Plan of Operations

Our business strategy is to:

•  target potential customers and industries needing prototype boards with required turnaround times of between 24 hours and the industry standard 10-days as well as preproduction needs requiring numerous types of materials;
•  aggressively market specialty manufacturing services for time sensitive, high-tech prototype and pre-production Rigid and HVR Flex (rigid-flex) PCBs to the high technology industry and cater to customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface whether for production or research and development;

•  expand its services to include rigid-flex combinations in order to diversify sources of revenue;
•  expand its sales through the marketing and manufacture of rigid-flex PCBs using the patented HVR Flex process available as a result of its acquisition of assets from Eastern Manufacturing Corporation in February 2003;
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
•  integrate switch operations to terminate calls generated from Oblio’s prepaid phone services;
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

          Sales. The Company recognizes sales in its PCB division upon shipment to the Company's customers and recognizes sales in its Telecommunications division upon shipment and activation of prepaid phone cards and upon activation for prepaid wireless services. The Company records net sales as the Company’s gross sales less an allowance for returns and discounts. At February 28, 2006 the Company had approximately 500 customers in its PCB division and approximately 209 customers in its Telecommunications division. In its PCB division, the Company provides its customers a limited right of return for defective PCBs and records an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because the Company’s customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At February 28, 2006, the Company had an allowance for returns of $131 and an allowance for doubtful accounts of $115. Actual returns may differ materially from the Company’s estimates, and revisions to the allowances may be required from time to time.

          The Company expects the number and complexity of PCBs the Company sells to fluctuate with the changes in demand from the Company’s customers and, the prices it charges its customers to fluctuate as a result of intense competition in the PCB industry and the current economic situation and its impact on the high technology market. The Company is beginning to experience improving conditions in pricing and request for its PCBs. However, it is uncertain that conditions will continue to improve and result in demand increases.

          The Company expects sales to grow in its PCB division as it develops its reputation in its target market and the Company expands upon its receiving Military Specification 31032 in its Amesbury, Massachusetts facility. Additional acquisitions will also increase sales as well as cause disruption as facilities, employees, and processes are integrated. The Company expects these fluctuations to be relatively short lived while expecting the sales growth to be more permanent with the variable of market demand as a condition. The Company also expects sales to grow in its Telecommunications division as it continues to grow its prepaid card services through geographical expansion. Additionally, the Company expects continued growth in its Bravo Cellular wireless service. The Bravo Cellular has been distributed in limited markets and the Company plans on expanded distribution in future periods.

          Future demand and product pricing will depend on many factors in the PCB division including product mix, levels of advanced technology, capacity utilization, competitive pressure in the PCB industry, and economic conditions affecting the markets the Company serves and the electronics industry in general. The current uncertainty regarding the level and sustained nature of the improvements in market conditions continue to make the Company’s forecasting difficult. The Company expects demand to remain strong and pricing to remain consistent in its Telecommunications segment as the number of first generation American’s continues to grow.

          In each case the Company's plan of operations anticipates that its internal growth, as well as acquisitions of competitors, shall materially contribute to its ability to increase its revenues as described above.

          Through August 12, 2005, the Company's primary source of sales was from rigid bare-board manufacturing that provides time sensitive, high technology, and superior quality PCB's to the electronics industry at a competitive price. The Company is focused on higher layer counts and finer line production. The Company's sales have been derived from different areas including delivery of prototype/pre-prototype boards from 24 hours to 14-day standard time as well as pre-production with numerous types of materials. The essential element of the Company's success, current and future, will be to service those customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface. Effective August 12, 2005, the Company’s primary source of sales is projected to be from its new telecommunications segment. These sales are from prepaid phonecard services and wireless services offered to cash consumers, generally first and second generation Americans.

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

          Cost of Sales .  In the Company's PCB division, cost of sales consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of its products. Many factors affect its gross margin, including, but not limited to, capacity utilization, production volume, production quality and yield. The Company does not participate in any long-term supply contracts and the Company believes there are a number of high quality suppliers for the raw materials the Company uses. The Company's cost of goods, as a percentage of revenues, varies depending on the complexity of the PCBs the Company manufactures in any given period. In the Company's telecommunications segment cost of sales is mainly the cost of time purchased from telecommunications distributors utilized in its products.

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

          Operating and Non-Operating Expenses   The Company's operating expenses for the periods ended February 28, 2006 and 2005 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

          Selling and marketing expenses consist primarily of salaries and commissions paid to its internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. The Company intends to expand its customer and sales support operation in order to support the increased complexity and volume of its PCB segment as well as its newly acquired telecommunications segment and its anticipated use of indirect sales. The Company does not expect a material increase in sales and marketing expense that is not consistent with an increase in sales over a reasonable period of time. Additionally, the Company anticipates its sales and marketing costs to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

The Company intends to expand its direct, indirect and distributed channels sales plan in order to best utilize its HVR Flex (rigid-flex) manufacturing capability as a result of its acquisition of the assets from Eastern Manufacturing Corporation as well as its geographic expansion in rigid bare board products.

          General and administrative expenses include all corporate and administrative functions that serve to support its current and future operations and provide an infrastructure to support future growth. Additionally, general and administrative expenses include the amortization of identifiable intangible assets acquired in the Company’s purchase of its telecommunications division. Other major items in this category include management and staff salaries and benefits, travel, network administration and systems/data processing, training, rent/leases and professional services. The Company expects certain general and administrative expenses to grow as each business segment is developed. However, as a percentage of sales, general and administrative expenses are expected to decrease.

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

Results of Operations

          The following table sets forth statement of operations data for the three month and six month periods ended February 28, 2006 and 2005 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended		Six Months Ended
	02/28/06	02/28/05	02/28/06	02/28/05
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.1	88.7	92.2	95.3
	7.9	11.3	7.8	4.7

Operating expenses:
Sales and marketing	1.8	10.0	1.6	10.2
General and administrative	9.4	12.4	8.7	14.2
Total operating expenses	11.2	22.4	10.3	24.4

Operating loss	(3.2)	(11.1)	(2.5)	(19.7)
Interest expense	(3.0)	(24.3)	(4.4)	(18.7)
Miscellaneous	0.0	0.0	0.0	0.0
Net loss	(6.2)	(35.4)	(6.9)	(38.4)

Three Months Ended February 28, 2006 Compared to the Three Months Ended February 28, 2005.

Net Sales

Net sales increased by $22,018 or 553% from $3,985 in the three months ended February 28, 2005 to $26,003 in the three months ended February 28, 2006. This increase resulted primarily from our newly acquired Oblio division of $21,304. Additionally, net sales increased 18% in our PCB division. This increase is due to more favorable market conditions and an expansion in our sales force that includes commission-only representatives.

Cost of Sales

Cost of sales increased $20,405, or 577%, from $3,534 in the three months ended February 28, 2005 to $23,939 in the three months ended February 28, 2006. As a percentage of sales, these costs increased from 88.7% in the three months ended February 28, 2005 to 92.1% in the three months ended February 28, 2006. The increase in cost of sales resulted from: the gross profit generated from our newly acquired Oblio division and a 15% increase in raw materials cost. Raw materials cost increased due to increases in the market conditions for gold and laminate.

Operating Expenses

Sales and marketing expenses increased $61 from $398 in the three months ended February 28, 2005 to $459 in the three months ended February 28, 2006 and as a percentage of sales decreased from 10.0% of sales in the quarter ended February 28, 2005 to 1.8% of sales in the quarter ended February 28, 2006. This was primarily due to the nature of the Oblio acquisition. Revenues added from the Oblio acquisition are largely driven by the Company’s distributor model that requires minimal direct sales and marketing expenses.

General and administrative expenses increased by $1,959 or 395%, from $496 in the three months ended February 28, 2005 to $2,455 in the three months ended February 28, 2006. The increase was due in major part to the additional amortization incurred by our Oblio division regarding the intangible assets acquired as well as the additional costs incurred in the Oblio division expenses. As a percentage of sales, these costs decreased from 12.4% in the three months ended February 28, 2005 to 9.4% in the three months ended February 28, 2006.

Operating (Loss)

Operating losses increased $407 from a net operating loss of $443 in the three months ended February 28, 2005 to a net operating loss of $850 in the three months ended February 28, 2006. The increase in the operating losses resulted primarily from increased amortization of intangible assets and capitalized debt fees incurred as a result of the Oblio acquisition. Amortization of intangible assets and amortization of capitalized debt fees were $1,322 and $407 for the three months ended February 28, 2006 and February 28, 2005, respectively.

Interest Expense

Interest expense decreased by $169, or 17%, from $967 in the three months ended February 28, 2005 to $798 in the three months ended February 28, 2006 and as a percentage of sales, interest expense decreased from 24.3% in the three months ended February 28, 2005 to 3.0% in the three months ended February 28, 2006. The decrease in interest expense is primarily related to the reversal of several beneficial conversion features of debt instruments that had been amortized as interest expense. Specifically, the reversal of beneficial conversion features previously amortized was $165 in our Oblio division and $228 in our circuit board division.

Miscellaneous

Miscellaneous income increased $24 from $1 in the three months ended February 28, 2005 to $25 in the three months ended February 28, 2006.

Six Months Ended February 28, 2006 Compared to the Six Months Ended February 28, 2005.

Net Sales

    Net sales increased by $45,825 or 583% from $7,858 in the six months ended February 28, 2005 to $53,683 in the six months ended February 28, 2006. This increase resulted primarily from increases of $44,571 from our newly acquired Oblio division and a 16% increase in sales in our PCB division.

Cost of Sales

    Cost of sales increased $42,020 or 561%, from $7,490 in the six months ended February 28, 2005 to $49,510 in the six months ended February 28, 2006. As a percentage of sales, these costs decreased from 95.3% in the six months ended February 28, 2005 to 92.2% in the six months ended February 28, 2006. The decrease in cost of sales percent resulted from the addition of our Oblio division and operational improvements in our PCB division.

Operating Expenses

    Sales and marketing expenses increased $82 from $802 in the six months ended February 28, 2005 to $884 in the six months ended February 28, 2006 and as a percentage of sales decreased from 10.2% of sales in the six months ended February 28, 2005 to 1.6% of sales in the six months ended February 28, 2006. This was primarily due to the Company utilizing more representatives on a commissions-only basis and the acquisition of our Oblio division. Revenues added from the Oblio acquisition are largely driven by the Company’s distributor model that requires minimal direct sales and marketing expenses.

    General and administrative expenses increased by $3,535 or 316%, from $1,118 in the six months ended February 28, 2005 to $4,653 in the six months ended February 28, 2006. The increase was due in major part to the additional amortization incurred by our Oblio division regarding the intangible assets acquired as well as the additional costs incurred in the Oblio division expenses. As a percentage of sales, these costs decreased from 14.2% in the six months ended February 28, 2005 to 8.7% in the six months ended February 28, 2006.

Operating (Loss)

    Operating Losses decreased by $188 from $1,552 in the six months ended February 28, 2005 to $1,364 in the six months ended February 28, 2006. The decreases in operating losses resulted primarily from increased contributions from our newly acquired Oblio division and improved operational experience in our PCB division.

Interest Expense

    Interest expense increased by $894, or 61%, from interest expense of $1,467 in the six months ended February 28, 2005 to $2,361 in the six months ended February 28, 2006 and as a percentage of sales, interest expense decreased from 18.7% in the six months ended February 28, 2005 to 4.4% in the six months ended February 28, 2006. In the six months ended February 28, 2005, interest expense related mainly to the amortization of loan discounts associated with our Crivello and Laurus convertible debt as well as other convertible debt the Company has issued. In the six months ended February 28, 2006 interest expense related primarily to financing utilized in the Oblio acquisition.

Miscellaneous

    Miscellaneous income increased $24 from $2 in the six months ended February 28, 2005 to $26 in the six months ended February 28, 2006.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by Laurus, an infusion of capital from our largest shareholder and the borrowings incurred in our acquisition of Oblio. As of February 28, 2006, we were in default under the Oblio division’s CapitalSource agreement and we were in technical default on our Laurus agreement. Subsequent to the quarter ended February 28, 2006 we reached a waiver and amendment agreement with CapitalSource (Note 5). We were in technical default in our Laurus agreement due to the untimely filing of registration statements. We have not received a notice of default from Laurus and Laurus has chosen not to assess liquidated damages penalties at this time. However, Laurus reserves the right to assess these penalties in the future. We expect to rectify this technical default by filing a registration statement. Our principal uses of cash have been for operations, to meet debt service requirements, and to finance capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

We will require additional financing in order to implement our business plan in the PCB division. We currently anticipate capital expenditures of at least $500 during the next 12 months. If the anticipated cash generated by our operations are insufficient to fund requirements and losses in the circuit board division, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing or evaluate other alternatives for the circuit board division. Particularly in light of our limited operating history in the telecommunications division and losses incurred, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our common stock may experience substantial dilution.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements included in this Form 10Q-SB: pricing pressures in the industry; the loss of any of our major customers; a downturn in the economy in general or in the technology or telecommunications sectors; a decrease in demand for electronic products or continued weak demand for these products; our ability to attract new customers; our ability to reduce costs, an increase in competition in the market for electronic interconnect solutions; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

In the six months ended February 28, 2006, net cash used in operations was $24 while in the six months ended February 28, 2005 cash used in operating activities was $467. This increase was primarily the result of cash provided from operations of the Oblio division and extended payment terms with key vendors.

In the six months ended February 28, 2006, we utilized $543 for the purchase of fixed assets compared to $45 used for the purchase of fixed assets in the six months ended February 28, 2005, an increase of $498, or 1107%. The increase occurred mainly in our Oblio division as we incurred set-up costs for our switched platform rollout and other capitalized charges in relation to the rollout of our wireless telecommunications program.

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

Contractual Obligations

          The following table presents the Company's contractual obligations as of February 28, 2006 for the remaining of this fiscal year as well as over the next five fiscal years. The Company does not have any contractual obligations that extend beyond three fiscal years:

	Payment by period
Contractual Obligations	Amount	During current fiscal year	1 - 3 years
Employment agreements	$1,709	497	$1,212
Short-term debt	2,323	2,323	-
Long-term debt	15,197	5,722	9,475
Revolving lines of credit	6,593	3,396	3,197
Preferred stock	9,082	3,082	6,000
Operating leases	2,504	646	1,858
Other	839	839	-
Total Contractual Obligations	$38,247	$16,505	$21,742

Critical Accounting Policies The U.S. Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts, which affects the general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Long-lived Assets. Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets ", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the periods ended February 28, 2006 and 2005, respectively.

Stock-based compensation. We record stock-based compensation to outside consultants at a fair market value in general and administrative expense. We do not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. We report pro-forma net loss and loss per share in accordance with the requirements of SFAS 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method at the date of the grant. This option valuation model requires input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

During our 2005 audit, our independent registered public accounting firm reported to our Board of Directors certain conditions involving internal controls which they believe represent material weaknesses in our internal control environment. These matters are with regard to insufficient personnel resources within the accounting function, based on the size and complexity of the organization, to affect timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Our management and the Board of Directors agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the material weakness.

To address this internal control weakness, management has commenced implementation of the following measures: The Company, led by its Chairman, conducted a national search for a Chief Financial Officer at the holding company level. The search has included individuals with the experience and training necessary to provide the requisite enhanced internal controls, systems and management. The Company completed this search and hired a Chief Financial Officer during January 2006.

Changes in internal controls: During the Company's fourth quarter of 2005, the Company acquired the business of Oblio Telecom, LLP and added another business segment to the Company's portfolio. Initially, the financial and accounting duties were being divided utilizing as many internal controls as possible in a 12 employee operation. However, the Company hired a new Chief Financial Officer in January 2006. The new Chief Financial Officer is currently located in the Company’s newly acquired telecommunications division thus strengthening the internal controls in that division. For the six months ended February 28, 2006, the telecommunications division represented over 83% of the total revenue of the Company. There were no additional changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

On February 8, 2006, the Company filed for a refund of $1,531,919 for Federal Excise Taxes paid for services provided through December 7, 2005. The Company paid Federal Excise Taxes of 3% of revenues generated from communication services provided to its customers. This tax is included in the Company’s cost of sales. Recently, several courts have ruled that this tax does not apply to services that are not based on time and distance. Because the Company’s services are based only on time, we believe that we may not be subject to the tax and we have filed for a refund for taxes paid through December 7, 2005. The Company believes that it may have additional claims that have not been filed for yet. We will seek refunds for these amounts in future filings. Because the settlement of these claims is uncertain, these amounts have not been recorded in the accompanying financial statements and will be recorded when the claims are settled.

The Company also files suit against its customers in the ordinary course of business to collect amounts owed for products or services provided. No significant suits are pending as of February 28, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company was in default of its loan covenants with CapitalSource during the three months ended February 28, 2006. Subsequent to the three months ended February 28, 2006, the Company entered into a Waiver and Amendment No. 2 to the Credit and Security Agreement dated as of August 12, 2005 which provides for the waiver of certain events of default and the amendment of certain provisions of the Credit and Security Agreement.

The Company is also in technical default with Laurus due to its failure to have a registration statement which includes shares issuable to Laurus upon conversion of the convertible notes and shares issued to Laurus in August 2005 declared effective within 90 days of the closing of our acquisition of Oblio. Laurus has not issued a default notice to the Company and has cooperated with the Company and is not imposing default interest rates or liquidated damages. Laurus maintains the right to charge liquidated damages in the future. The Company expects to rectify this by responding to the SEC comments by filing an amendment to its registration statement on Form SB-2 filed on October 14, 2005.

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

Date: May 16, 2006

Titan Global Holdings, Inc.

By:	/s/ Curtis Okumura
Curtis Okumura
President and CEO (Principal Executive Officer)

By:	/s/ Bryan M. Chance
Bryan M. Chance
Chief Financial Officer (Principal Financial Officer)