Form 10QSB/A
period 2006-02-28
Titan Global Holdings, Inc.
filed 2006-05-24
CIK 770471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB/A
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

Yes ☐ No ☒

STATEMENT REGARDING THIS REPORT

We are amending our Form 10-QSB for the period ended February 28, 2006 as previously filed on May 16, 2006.

We have had extensive discussions with the Staff of the Securities and Exchange Commission, concerning the appropriate accounting for our debt agreements with Laurus Master Fund, Ltd. The comments relate to our accounting for certain convertible debt and preferred stock agreements that have warrants, options, and related registration rights with respect to Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) 00-19.As a result of these discussions, the options, warrants, registration rights agreement, and prepayment agreement issued to Laurus in connection with our debt agreements have now been accounted for as derivative instrument liabilities, rather than as equity, and the conversion options related to the debt held by Laurus, together with other embedded derivative instruments, have been bifurcated from the debt hosts and accounted for separately as derivative instrument liabilities. We have modified the accounting and footnote disclosure related to our debt accordingly.

The effect of the (non-cash) charges related to accounting separately for these derivative instrument liabilities on our consolidated statement of operations for the three and six months ended February 28, 2006, respectively, was an increase in our net loss of $974,000 and $208,000. Basic and diluted loss per share for the three months ended February 28, 2006 increased by $.02. The basic and diluted net loss per share for the six months ended February 28, 2006 remained unchanged. The effect on our consolidated balance sheet as of February 28, 2006 was a decrease in stockholders' equity of $1,880,000 and an increase in current liabilities by the same amount.

The cumulative effect of the (non-cash) charges related to accounting separately for these derivative instrument liabilities on our consolidated statement of operations for the three and six months ended February 28, 2005 was a decrease of our net loss of $3,011 and an increase in our net loss of $722, respectively. The cumulative effect on our consolidated balance sheet as of February 28, 2005 was a decrease in stockholders’ equity of $3,331 and an increase in current liabilities by the same amount.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on May 16, 2006.

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

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2006
(In thousands except common stock share data)

ASSETS

(as restated)
Current assets:
Cash and cash equivalents	$784
Restricted cash	750
Accounts receivable-trade, net of reserves of $246	8,679
Inventory, net	2,771
Prepaid expenses and other current assets	230
Total current assets	13,214
Equipment and improvements, net	2,237
Definite-lived intangible assets, net	23,880
Goodwill	4,439
Other assets	1,438
Total assets	$45,208

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt, net of discounts of $2,034	$5,321
Line of credit, net of discounts of $1,779	5,045
Accounts payable - trade	16,543
Accrued liabilities	818
Derivative financial instruments	2,708
Total current liabilities	30,435
Redeemable convertible preferred stock - 9,000 shares authorized, issued and outstanding (preference in liquidation of $9,081)	9,081
Long-term debt - related parties, net of discounts of $170	9,578
Total liabilities	49,094
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, 950,000,000 shares
authorized, 44,586,052 shares issued and outstanding	45
Additional paid-in capital	22,638
Accumulated deficit	(26,569)
Total stockholders’ deficit	(3,886)
Total liabilities and stockholders' deficit	$45,208

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended (as restated)		Six Months Ended (as restated)
	02/28/06	02/28/05	02/28/06	02/28/05

Sales	$26,003	$3,985	$53,683	$7,858
Cost of sales (excluding depreciation of $165, $153, $311, and $312, respectively)	23,939	3,534	49,510	7,490

Operating expenses:
Sales and marketing	459	398	884	802
General and administrative expenses	2,455	496	4,653	1,118
Loss from operations	(850)	(443)	(1,364)	(1,552)

Other income (expenses):
Interest expense	(1,762)	935	(3,515)	1,140
Derivative instrument income (loss)	(10)	1,109	946	(3,329)
Other	25	1	26	2

Income/(loss) before income taxes	(2,597)	1,602	(3,907)	(3,739)
Provision for income taxes	-	-	-	-
Net income/(loss)	$(2,597)	$1,602	$(3,907)	$(3,739)

Preferred stock dividends	-	-	(68)	-

Net income/(loss) attributable to common shareholders	$(2,597)	$1,602	$(3,975)	$(3,739)

Net income/(loss) per common share:
Basic and Diluted	$(0.06)	$0.06	$(0.10)	$(0.15)

Weighted average number
of common shares outstanding:
Basic and Diluted	41,501,581	24,749,305	38,417,109	24,742,941

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended (as restated)
	02/28/06	02/28/05
Cash flows from operating activities:
Net loss	$(3,907)	$(3,739)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash interest paid in common stock	-	20
Unrealized (gain)/loss on derivative instruments	(946)	3,329
Amortization of deferred compensation	-	131
Amortization of debt discounts and bank fees	2,746	(1,400)
Depreciation and amortization	2,854	326
Changes in operating assets and liabilities:
Accounts receivable	(71)	(34)
Inventory	327	(24)
Prepaid expenses and other current assets	(70)	8
Other assets	(909)	39
Accounts payable and accrued liabilities	947	879
Net cash provided by (used in) operating activities	971	(467)

Cash flows from investing activities:
Capital expenditures	(278)	(45)
Net cash used in investing activities	(278)	(45)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	870	(109)
Proceeds from issuance of note payable to related parties	-	583
Payments of long-term debt	-	(305)
Payments of short-term debt	(2,271)	(93)
Restricted cash	(750)	-
Net cash provided by (used in) financing activities	(2,151)	76

Net decrease in cash	(1,458)	(436)
Cash and cash equivalents at beginning of period	2,242	797
Cash and cash equivalents at end of period	$784	$361

Supplemental disclosure of cash flow information:
Interest paid	$1,282	$242
Income tax paid	$-	$-

Non cash activities:
Issuance of common stock to pay accrued interest		$$20
Conversion of note payable - related party and accrued interest to common stock	$591	$-
Accounts payable converted to short term debt	$-	$51

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Note 1.  Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Titan Global Holdings, Inc. (formerly Ventures-National Incorporated), (“Titan”, “We” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of Titan for the period presented.

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

The Company is amending the Form 10-QSB for the period ended February 28, 2006 as previously filed on May 16, 2006.

The Company had extensive discussions with the Staff of the Securities and Exchange Commission, concerning the appropriate accounting for debt agreements with Laurus Master Fund, Ltd. The comments relate to the Company’s accounting for certain convertible debt and preferred stock agreements that have warrants, options, and related registration rights with respect to Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) 00-19.As a result of these discussions, the options, warrants, registration rights agreement, and prepayment agreement issued to Laurus in connection with the Company’s debt agreements have now been accounted for as derivative instrument liabilities, rather than as equity, and the conversion options related to the debt held by Laurus, together with other embedded derivative instruments, have been bifurcated from the debt hosts and accounted for separately as derivative instrument liabilities. The Company has modified the accounting and footnote disclosure related to our debt accordingly.

The effect of the (non-cash) charges related to accounting separately for these derivative instrument liabilities on our consolidated statement of operations for the three and six months ended February 28, 2006, respectively, was an increase in the net loss of $974,000 and $208,000. Basic and diluted loss per share for the three months ended February 28, 2006 increased by $.02. The basic and diluted net loss per share for the six months ended February 28, 2006 remained unchanged. The effect on our consolidated balance sheet as of February 28, 2006 was a decrease in stockholders' equity of $1,880,000 and an increase in current liabilities by the same amount.

The cumulative effect of the (non-cash) charges related to accounting separately for these derivative instrument liabilities on our consolidated statement of operations for the three and six months ended February 28, 2005 was a decrease of our net loss of $3,011 and an increase in our net loss of $722, respectively. The cumulative effect on our consolidated balance sheet as of February 28, 2005 was a decrease in stockholders’ equity of $3,331 and an increase in current liabilities by the same amount.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2006, Titan has a working capital deficit of $17,221. The Company continues to incur significant losses and has an accumulated deficit of $26,569 at February 28, 2006. The Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Company has received; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt. Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty; however no assurances of such outcomes can be given.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Business

We are a technology concentric holding company operating in the prepaid communications services and prototype printed circuit board industries through our wholly owned subsidiaries, Oblio Telecom Inc., Titan PCB West, Inc. and Titan PCB East, Inc. Our prepaid communication service operations are headquartered in Richardson, Texas and our printed circuit board manufacturing facilities are located in Fremont, California and Amesbury, Massachusetts.

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

Note 2.    Acquisitions

The Company acquired Oblio Telecom, LLP on August 12, 2005.

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if the Oblio Telecom, Inc. acquisition had occurred as of September 1, 2004. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

	For the three months ended, February 28,	For the six months ended, February 28
	2005	2005

Revenue from services	$34,574	75,253

Net income	3,837	1,874

Net income attributable to common stockholders	3,837	1,152

Net income per basic and diluted common share attributable to common stockholders	0.16	.05

Weighted-average shares of basic and diluted common stock outstanding	24,749,305	24,742,941

Note 3.  Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is calculated by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not antidilutive. Titan has excluded all outstanding options and convertible preferred stock and debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of February 28, 2006, Titan had common stock equivalents of approximately 1,045,000 shares related to the options and approximately 6,054,500 shares related to shares to be issued upon conversion on the preferred stock. Additionally, the effect of the conversion of debt instruments for the three months ended February 28, 2005 would have been anti-dilutive due to the related recorded derivative liability instruments.

Note 4.  Inventory

Inventory consisted of the following:

Raw materials and finished subassemblies	$332
Work in process	452
Finished goods	2,118
2,902
Less inventory reserves	131
Total	$2,771

At February 28, 2006, the reserve for obsolescence was $131 principally related to raw material inventory in the Printed Circuit Board division and inventory obsolescence in the Oblio division.

Note 5. Notes Payable - Related Party

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

Note 6. CapitalSource Default

As of February 28, 2006, the Company currently has $9,025 in term notes payable, of which $4,100 is classified as current in the accompanying financial statements, and $3,198 in a revolving line of credit with CapitalSource. On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with this Credit and Security Agreement. The default relates to the Company not maintaining minimum EBITDA as stated in the loan covenants. Oblio was also advised that CapitalSource believed Oblio had defaulted on certain representations and covenants. Although, Oblio has met all monetary obligations to them, CapitalSource has increased the interest rate on the Revolving Loan and the Term Loan by 4% per annum with Oblio being assessed an interest rate of 11.75% on the Revolving Loan and 14.75% on the Term Loans. CapitalSource has also changed the due date of their term loans to February 28, 2006 and as such the remaining unamortized capitalized loan fees of $331 were amortized in the quarter ended February 28, 2006.

The Company and CapitalSource amended the debt obligations subsequent to the quarter ended February 28, 2006 and the Company is no longer in default under this agreement. The amendment modified expected earnings targets, reduced interest rates on the revolver and term loans and extended the amortization of the Company’s term debt to CapitalSource through June 2007.

Note 7. Laurus Master Fund

As of February 28, 2006, the Company currently has $3,246 in term notes payable and $3,627 in a revolving credit facility with Laurus Master Funds. Additionally, the Company has recorded beneficial conversion features of $2,199 as of February 28, 2006. All amounts owed to Laurus are classified as current in the accompanying unaudited financial statements. The Company was in technical default of its Laurus agreement during the quarter ended February 28, 2006 due to the untimely filing of registration statements. The Company has not received a notice of default from Laurus and Laurus has chosen not to assess liquidated damages penalties at this time. However, Laurus reserves the right to assess these penalties in the future. The Company expects to rectify this technical default by filing a registration statement.

 Note 8. Derivative Financial Instrument Liability

The Company uses the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments at the time they were issued and at February 28, 2006, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 85%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used was 4.17%. This rate is based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options, warrants or other embedded derivatives.

As of February 28, 2006, the Company has $2,708 of derivative financial instrument liability with respect to its debt to Laurus Master Fund (see Note 7). This derivative liability is recognized as follows:

Value of embedded derivatives:
Issue	Expiration	Instrument	Exercise	Value
Date	Date		Price/Share	2/28/2006
11/20/03	11/20/06	Registration Rights Agreement		2,049
11/20/03	11/20/06	3% Cash Payment Premium		40
3/30/04	3/30/07	Registration Rights Agreement		619
Total Fair Value as of February 28, 2006				2,708

As of February 28, 2006, the Company had no outstanding warrants or options that relate to convertible debt instruments.

Note 9.  Proforma Loss under FASB 148

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

During the three and six month periods ended February 28, 2006 and 2005, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

	2/28/06	2/28/05	2/28/06	2/28/05

Net loss, as reported	$(2,597)	$1,602	$(3,907)	$(3,739)
Add: Compensation recognized under APB No. 25		11	-	19
Deduct: Compensation recognized under SFAS No. 123		(29)	-	(28)
Proforma, net loss	$(2,597)	$1,584	$(3,907)	$(3,748)

Net loss per share:
Basic and diluted, as reported	$(0.06)	$0.06	$(0.10)	$(0.15)
Basic and diluted, proforma	$(0.06)	$0.06	$(0.10)	$(0.15)

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), " Share-Based Payment," which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SAS No. 95, “Statements of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 123(R) on September 1, 2007. The effect of the adoption of SFAS No. 123 (R) is approximated in the table included above.

Note10.  Litigation

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

On February 8, 2006, the Company filed for a refund of $1,531,919 for Federal Excise Taxes paid for services provided through December 7, 2005. The Company paid Federal Excise Taxes of 3% of revenues generated from communication services provided to its customers. This tax is included in the Company’s cost of sales. Recently, several courts have ruled that this tax does not apply to services that are not based on time and distance. Because the Company’s services are based only on time, we believe that we may not be subject to the tax and we have filed for a refund for taxes paid through December 7, 2005. We will seek refunds for amounts paid subsequent to December 7, 2005 in future filings. Because the settlement of these claims is uncertain, these amounts have not been recorded in the accompanying financial statements and will be recorded when and if the claims are settled.

The Company also files suit against its customers in the ordinary course of business to collect amounts owed for products or services provided. No significant suits are pending as of February 28, 2006.

Note 10.  Segment Information

	Three Months Ended,		Six Months Ended,
	2/28/06	2/28/05	2/28/06	2/28/05
Sales:
PCB	$4,699	$3,985	$9,112	$7,858
Telecommunications	21,304	-	44,571	-
Totals	$26,003	$3,985	$53,683	$7,858

Interest expense:
PCB	$1,155	$(935)	$2,493	$(1,140)
Telecommunications	607	-	1,022	-
Totals	$1,762	$(935)	$3,515	$(1,140)

Net Loss:
PCB	$(1,321)	$1,602	$(1,091)	$(3,739)
Telecommunications	(1,276)	-	(2,816)	-
Totals	$(2,597)	$1,602	$(3,907)	$(3,739)

Assets:
PCB	$7,132	$6,828	$7,132	$6,828
Telecommunications	38,076	-	38,076	-
Totals	$45,208	$6,828	$45,208	$6,828

Equipment and improvements (Net):
PCB	$179	$2,471	$179	$2,471
Telecommunications	2,058	-	2,058	-
Totals	$2,237	$2,471	$2,237	$2,471

Capital expenditures:
PCB	$38	$45	$38	$45
Telecommunications	164	-	240	-
Totals	$202	$45	$278	$45

Depreciation expense:
PCB	$164	$153	$309	$312
Telecommunications	1	-	2	-
Totals	$165	$153	$311	$312

Goodwill and intangible assets (Gross):
PCB	$-	$-	$-	$-
Telecommunications	28,319	-	28,319	-
Totals	$28,319	$-	$28,319	$-

Intangible amortization expense:
PCB	$-	$6	$-	$11
Telecommunications	1,322	-	2,497	-
Totals	$1,322	$6	$2,497	$11

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2006, Titan has a working capital deficit of $17,221. The Company continues to incur significant losses and has an accumulated deficit of $26,569 at February 28, 2006. Although the Company has significantly reduced its working capital deficit, the Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Company has received; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt (see Note 5). Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty; however no assurances of such outcomes can be given.

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

	Three Months Ended		Six Months Ended
	02/28/06	02/28/05	02/28/06	02/28/05
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.1	88.7	92.2	95.3

Operating expenses:
Sales and marketing	1.8	10.0	1.6	10.2
General and administrative	9.4	12.4	8.7	14.2
Total operating expenses	11.2	22.4	10.3	24.4

Operating loss	(3.2)	(11.1)	(2.5)	(19.7)
Interest expense	(6.7)	23.5	(6.6)	14.5
Derivative instrument expense	0.0	27.8	1.7	(42.4)
Miscellaneous	0.0	0.0	0.0	0.0
Net income/ (loss)	(9.9)	40.2	(7.4)	(47.6)

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

Interest (Income) Expense

Interest expense increased by $2,697, or 288% , from ($935) in interest income in the three months ended February 28, 2005 to $1,762 in interest expense the three months ended February 28, 2006. The increase in interest expense is primarily related to the adjustment in the valuation of the effective interest expense of the derivative liabilities (see note 8).

Derivative Instruments (Income) Expense

Derivative instruments expense was $10 for the three months ended February 28, 2006 compared to derivative instrument income of ($1,109) for the three months ended February 28, 2005. This represents a net, unrealized (non-cash) change during the quarter of our derivative instrument liabilities related to certain options, warrants, registration rights agreements and prepayment penalties that have been bifurcated and accounted for separately.

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

Operating (Loss)

Operating Losses increased by $188 from $1,552 in the six months ended February 28, 2005 to $1,364 in the six months ended February 28, 2006. The decreases in operating losses resulted primarily from increased contributions from our newly acquired Oblio division and improved operational experience in our PCB division.

Interest (Income) Expense

Interest expense increased by $4,655 from interest income of ($1,140) in the six months ended February 28, 2005 to interest expense of $3,515 in the six months ended February 28, 2006. The increase in interest expense is primarily related to the adjustment in the valuation of the effective interest expense of the derivative liabilities (see note 8).

Derivative Instruments (Income) Expense

Derivative instruments income was ($946) for the six months ended February 28, 2006 compared to derivative instrument expense of $3,329 for the six months ended February 28, 2006. This represents a net, unrealized (non-cash) change during the quarter of our derivative instrument liabilities related to certain options, warrants, registration rights agreements and prepayment penalties that have been bifurcated and accounted for separately.

Miscellaneous

Miscellaneous income increased $24 from $2 in the six months ended February 28, 2005 to $26 in the six months ended February 28, 2006.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by Laurus, an infusion of capital from our largest shareholder and the borrowings incurred in our acquisition of Oblio. As of February 28, 2006, we were in default under the Oblio division’s CapitalSource agreement and we were in technical default on our Laurus agreement. Subsequent to the quarter ended February 28, 2006 we reached a waiver and amendment agreement with CapitalSource (See Note 6). The amendment modified expected earnings targets, reduced interest rates on the revolver and term loans and extended the amortization of the Company’s term debt to CapitalSource through June 2007. We were in technical default in our Laurus agreement due to the untimely filing of registration statements. We have not received a notice of default from Laurus and Laurus has chosen not to assess liquidated damages penalties at this time. However, Laurus reserves the right to assess these penalties in the future. We expect to rectify this technical default by filing a registration statement. Our principal uses of cash have been for operations, to meet debt service requirements, and to finance capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

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

In the six months ended February 28, 2006, net cash provided by operations was $971 while in the six months ended February 28, 2005 cash used in operating activities was $467. This increase was primarily the result of cash provided from operations of the Oblio division and extended payment terms with key vendors.

In the six months ended February 28, 2006, we utilized $278 for the purchase of fixed assets compared to $45 used for the purchase of fixed assets in the six months ended February 28, 2005, an increase of $233, or 517%. The increase occurred mainly in our Oblio division as we incurred set-up costs for our switched platform rollout and other capitalized charges in relation to the rollout of our wireless telecommunications program.

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

Payment by period

		During
		current
Contractual Obligations	Amount	fiscal year	1 - 3 years
Employment agreements	$1,709	$497	$1,212
Short-term debt	2,323	2,323	-
Long-term debt	15,197	5,722	9,475
Revolving lines of credit	6,593	3,396	3,197
Preferred stock	9,082	3,082	6,000
Operating leases	2,504	646	1,858
Other	839	839	-
Total Contractual Obligations	$38,247	$16,505	$21,742

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

Revenue Recognition. The Company recognizes revenues when the following criteria are met: (1) the Company has persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) the Company has completed delivery and no significant obligations remain; (3) its price to its customer is fixed or determinable and (4) collection is probable. The Company derives its revenue primarily from the sale of PCBs using customers' design plans and recognizes revenues when products are shipped to customers. Effective August 12, 2005, a larger portion of the Company’s revenues are from the sale of prepaid telecommunications services in which revenues are recognized for prepaid phone cards upon shipment and activation and for prepaid wireless services when activated. These sales are reported net of returns and discounts. Provisions for discounts to customers, estimated returns and allowances are provided for in the same period the related revenue is recorded by using an estimate based on a percent of Accounts Receivable which is consistent with its historical activity and its industry peers policy. This allowance is also checked against the percentage of Accounts Receivable that are over 90 days and Accounts Receivable that may be in dispute due to a change in customer specifications. Given the current market conditions that percent is approximately eight percent of outstanding accounts receivable in its PCB segment and zero percent in its prepaid telecommunications segment. The percentage used may fluctuate as market conditions for its customers change over time.

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

Derivative financial instruments. We reviewed the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion features, that are required to be bifurcated and accounted for separately as derivative financial instruments.

Generally, where the ability to settle the conversion option is deemed to be not within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Certain instruments, including convertible debt and equity instruments and freestanding options and warrants, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock. The existence of these potential cash penalties may require that the embedded conversion option and the freestanding options or warrants be accounted for as derivative instrument liabilities.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes Option Pricing Model to value the derivative instruments.

To the extent that the initial fair values of the bifurcated and/or freestanding derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

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

To address this internal control weakness, management implemented the following measures: The Company, led by its Chairman, conducted a national search for a Chief Financial Officer at the holding company level. The search has included individuals with the experience and training necessary to provide the requisite enhanced internal controls, systems and management. The Company completed this search and hired a Chief Financial Officer during January 2006. Subsequent to the quarter ended February 28, 2006 the Chief Financial Officer has assessed the internal controls and is implementing a plan to strengthen the Company’s internal controls. However at February 28, 2006, the Company still had certain conditions involving internal control which they believe represent material weaknesses in the internal control environment.

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

Date: May 24, 2006

Titan Global Holdings, Inc.

By:	/s/ Curtis Okumura
Curtis Okumura
President and CEO (Principal Executive Officer)

By:	/s/ Bryan M. Chance
Bryan M. Chance
Chief Financial Officer (Principal Financial Officer)