Form 10QSB
period 2006-05-31
Titan Global Holdings, Inc.
filed 2006-07-17
CIK 770471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 31, 2006, the Company had 44,586,052 shares of its par value $0.001 common stock issued and outstanding.

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

TITAN GLOBAL HOLDINGS, INC. TABLE OF CONTENTS

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
MAY 31, 2006
(In thousands except common stock share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,161
Restricted cash	750
Accounts receivable-trade, net of reserves of $69	10,985
Inventory, net	2,344
Prepaid expenses and other current assets	360
Total current assets	16,600

Equipment and improvements, net	2,233
Definite-lived intangible assets, net	22,558
Goodwill	4,439
Capitalized loan fees, net	737
Other assets	378
Total assets	$46,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of discounts of $1,197	$2,517
Convertible short term debt - related parties	100
Line of credit	8,368
Accounts payable - trade	18,285
Accrued liabilities	551
Derivative financial instruments	4,081
Total current liabilities	33,902

Redeemable convertible preferred stock – 9,000 shares authorized, issued and outstanding (preference in liquidation of $9,081)	9,081
Long-term debt	6,780
Long-term debt – related parties	4,823
Total liabilities	54,586
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, 950,000,000 shares
authorized, 44,586,052 shares issued and outstanding	45
Additional paid-in capital	22,638
Accumulated deficit	(30,324)
Total stockholders’ deficit	(7,641)
Total liabilities and stockholders' deficit	$46,945

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
		(as restated)		(as restated)
	05/31/06	05/31/05	05/31/06	05/31/05

Sales	$28,869	$4,571	$82,552	$12,430
Cost of sales
(excluding depreciation of $156, $153, $467, and $312, respectively)	26,053	4,096	75,563	11,586

Operating expenses:
Sales and marketing	439	347	1,323	1,150
General and administrative expenses	2,434	680	7,087	1,797
Income/(loss) from operations	(57)	(552)	(1,421)	(2,103)

Other income (expenses):
Interest expense	(2,980)	(525)	(6,494)	(1,991)
Derivative instrument loss	(1,206)	(2,493)	(261)	(780)
Other	39	-	65	2

Loss before income taxes	(4,204)	(3,570)	(8,111)	(4,872)
Provision for income taxes	-	-	-	-
Net loss	(4,204)	(3,570)	(8,111)	(4,872)

Preferred stock dividends	-	-	(68)	-

Net loss attributable to common shareholders	$(4,204)	$(3,570)	$(8,179)	$(4,872)

Net loss per common share:
Basic and Diluted	$(0.09)	$(0.14)	$(0.20)	$(0.20)

Weighted average number
of common shares outstanding:
Basic and Diluted	44,586,052	24,749,305	40,473,424	24,745,093

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except number of shares)

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

Balances, 8/31/05 (as restated)	35,332,638	$35	$22,124	$(22,663)	$(7)	$(511)

Net loss				(8,111)		(8,111)
Reclass of dividends					7	7
Adjustment			14			14
Reclass of dividends			(82)			(82)
Issuance of Common Stock	9,253,414	10	582			592
Debt discount				450		450

Balances, 5/31/06	44,586,052	$45	$22,638	$(30,324)	$-	$(7,641)

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
		(as restated)
	05/31/06	05/31/05

Cash flows from operating activities:
Net loss	$(8,111)	$(4,872)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Non-cash interest paid in common stock	96	20
Unrealized (gain)/loss on derivative instruments	261	780
Amortization of deferred compensation	-	178
Amortization of debt discounts and bank fees	6,192	1,576
Depreciation and amortization	3,414	477
Changes in operating assets and liabilities:
Accounts receivable	(2,378)	(112)
Inventory	754	(90)
Prepaid expenses and other current assets	(287)	(4)
Other assets	(1,237)	(114)
Accounts payable and accrued liabilities	2,496	1,076
Net cash provided by (used in) operating activities	1,200	(1,085)

Cash flows from investing activities:
Capital expenditures	(434)	(65)
Net cash used in investing activities	(434)	(65)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	3,259	574
Proceeds from issuance of note payable to related parties	-	583
Payments of long-term debt	-	(320)
Payments of short-term debt	(3,356)	(185)
Restricted cash	(750)	-
Net cash provided by (used in) financing activities	(847)	652

Net decrease in cash	(81)	(498)
Cash and cash equivalents at beginning of period	2,242	797
Cash and cash equivalents at end of period	$2,161	$299

Supplemental disclosure of cash flow information:
Interest paid	$2,385	$394
Income tax paid	$-	$-

Non cash activities:
Issuance of common stock to pay accrued interest	$-	$20
Conversion of note payable – related party and accrued interest to common stock	$591	$-

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2006, Titan has a working capital deficit of $17,302. The Company continues to incur significant losses and has an accumulated deficit of $30,324 at May 31, 2006. The Company had a net operating loss of $57 for the quarter ended May 31, 2006, and its cumulative operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Titan PCB facilities have received from the United States military; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt. Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations; however no assurances of such outcomes can be given. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Oblio’s products are sold directly to wholesale distributors in 50 states and are available in approximately 60,000 retail locations nationwide. By strictly adhering to a “no hidden cost” philosophy, Oblio has earned a loyal customer base in an industry where uncertainty reigns and its TCC® registered trademark is a household name for hundreds of thousands of consumers nationwide.

Oblio’s prepaid international phone cards provide consumers with a competitive alternative to traditional post-paid long distance telecommunications services. Through agreements with large and medium sized carriers, Oblio offers products that target many of the country’s diverse 1st and 2nd generation Americans, providing end users with quality low cost international calling options. To leverage its brand recognition and loyal customer base, Oblio’s management team is preparing to enter additional prepaid market segments. Entering additional prepaid markets will optimize economies of scale and fuel organic growth. The most logical market to enter next is the prepaid wireless sector.

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

	For the three months ended, May 31, 2005	For the nine months ended, May 31, 2005

Revenue from services	$32,908	$108,162

Net income	$944	$2,870

Net income attributable to common stockholders	$944	$2,870

Net income per basic and diluted common share attributable to common stockholders	$0.04	$0.12

Weighted-average shares of basic and diluted common stock outstanding	24,749,305	24,745,093

Note 3.  Loss Per Common Share

We compute net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period, after deducting preferred stock dividends, by the weighted average number of common shares during the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the total number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the three and nine months ended May 31, 2006 consisted of options to purchase 1,045,000 common shares, debt convertible into 4,500,000 common shares, warrants to purchase 6,750,000 common shares, and preferred stock convertible into 6,054,500 common shares) are not considered in the computations as they are anti-dilutive.

Note 4.  Inventory

Inventory consisted of the following:

Raw materials and finished subassemblies	$441
Work in process	578
Finished goods	1,388
2,407
Less inventory reserves	(63)
Total	$2,344

At May 31, 2006, the reserve for obsolescence was $63 principally related to raw material inventory in the Printed Circuit Board division and inventory obsolescence in the Oblio division.

Note 5. Notes Payable - Related Party

On December 30, 2005, the Company converted the $592 of outstanding debt to Farwell Equity Partners, LLC (“Farwell”) into 9,253,414 shares of the Company’s par value Common Stock pursuant to its agreement. This conversion included $18 in accrued interest. Farwell was issued the above-referenced stock for full satisfaction of the amounts outstanding under this agreement.

On March 24, 2006, the Company entered into a 10% Convertible Promissory Note agreement with Farwell. The note provides an available advance of funds up to a total of $450,000. As of May 31, 2006, the outstanding balance of the note was $450,000. The maturity date of the note is December 31, 2006. At any time prior to repayment, Farwell may elect to convert some or all of the principal and interest owed into the Company’s common stock at a rate of $0.10 per share. In addition, the agreement provided warrants for an addition 6,750,000 common shares at an exercise price of $0.23 per share. The warrants shall expire on March 24, 2013. Subsequent to quarter end, Farwell elected to convert the note payable into 4,500,000 shares of common stock. The Company recorded a $450 beneficial conversion feature associated with this note which is being amortized over the term of the note.

Note 6. CapitalSource

As of May 31, 2006, the Company currently has $8,000 in term notes payable (“Term Loan”), of which $1,220 is classified as current in the accompanying financial statements, and $4,883 in a revolving line of credit (“Revolving Loan”) with CapitalSource. On November 9, 2005, Oblio was notified by CapitalSource that certain events of default had occurred in connection with this Credit and Security Agreement. The default related to the Company not maintaining minimum EBITDA as stated in the loan covenants. Oblio was also advised that CapitalSource believed Oblio had defaulted on certain representations and covenants. Although, Oblio has met all monetary obligations to them, CapitalSource increased the interest rate on the Revolving Loan and the Term Loan by 4% per annum with Oblio being assessed an interest rate of 11.75% on the Revolving Loan and 14.75% on the Term Loans. CapitalSource changed the due date of their term loans to February 28, 2006 and as such the remaining unamortized capitalized loan fees of $331 were amortized in the quarter ended February 28, 2006.

The Company and CapitalSource amended the debt obligations in the quarter ended May 31, 2006 and the Company is no longer in default under this agreement. The amendment modified expected earnings targets, reduced interest rates on the revolver and term loans and extended the amortization of the Company’s Term Loan to CapitalSource through June 2007.

May 31,
2006

CapitalSource Revolver	$4,883
Less: current portion	-
$4,883

CapitalSource Term A	$3,733
Less: current portion	(900)
$2,833

CapitalSource Term B	$4,267
Less: current portion	(320)
$3,947

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the formula as follows:	$7,179

Less: amount borrowed under minimum borrowing note	-
Less: amount borrowed under revolving credit facility	(4,883)
(4,883)

Excess availability	$2,296

Note 7. Laurus Master Fund

As of May 31, 2006, the Company currently has $3,517 in term notes payable of which $2,517 is classified as current in the accompanying financial statements, and $2,880 in a revolving credit facility with Laurus Master Funds. Additionally, the Company has recorded beneficial conversion features of $2,283 as of May 31, 2006 associated with the term notes payable and revolving credit facility. All amounts owed to Laurus are classified as current in the accompanying unaudited financial statements. The Company was in technical default of its Laurus agreement during the quarter ended February 28, 2006 due to the untimely filing of registration statements. The Company has not received a notice of default from Laurus and Laurus has chosen not to assess liquidated damages penalties at this time. However, Laurus reserves the right to assess these penalties in the future. The Company expects to rectify this technical default by filing a registration statement.

At May 31, 2006, the following amounts were outstanding. See Note 8 for information on the derivative instrument liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible notes.

May 31,
2006

Laurus Revolver (no additional borrowing availability)	$2,500
Less: current portion	(2,500)
$—

Laurus Overadvance	$1,500
Less: current portion	(1,500)
$—

Laurus Term # 1	$1,817
Less: current portion	(1,817)
$

Laurus Term # 2	$1,249
Less: current portion	(1,249)
$—

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the formula as follows:	$2,500

Less: amount borrowed under minimum borrowing note	—
Less: amount borrowed under revolving credit facility	(2,500)
(2,500)

Excess availability	$—

 Note 8. Derivative Financial Instrument Liability

The Company uses the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments at the time they were issued and at May 31, 2006, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining estimated life of the options or warrants or repayment date of the convertible debt instrument.

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

As of May 31, 2006, the Company has $3,915 of derivative financial instrument liability with respect to its debt to Laurus Master Fund (see Note 7) and Farwell Equity Partners (see Note 5). This derivative liability is recognized as follows:

Value of embedded derivatives:

Issue	Expiration	Instrument	Exercise	Value
Date	Date		Price/Share	5/31/2006
11/20/2003	11/20/2006	Registration Rights Agreement		2,219
11/20/2003	11/20/2006	3% Cash Payment Premium		245
3/30/2004	3/30/2007	Registration Rights Agreement		377
3/24/2006	3/24/2013	Freestanding Warrants		1,074
Total Fair Value as of May 31, 2006				3,915

Note 9.  Proforma Loss under FASB 148

The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the excess of quoted market price over the exercise price, if any, on the date the options are granted. Since, the Company has granted all its stock options at or above the quoted market on the date of measurement date, no compensation expense related to grants of stock option to employees has been recorded for the nine months ended May 31, 2006.

During the three and nine month periods ended May 31, 2006 and 2005, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

	Three Months Ended,		Nine Months Ended,
	5/31/06	5/31/05	5/31/06	5/31/05

Net loss attributable to common shareholders, as reported	$(4,204)	$(3,570)	$(8,111)	$(4,872)
Add: Compensation recognized under APB No. 25	-	12	-	35
Deduct: Compensation recognized under SFAS No. 123	-	(19)	(20)	(97)
Proforma, net loss attributable to common shareholders	$(4,204)	$(3,577)	$(8,131)	$(4,934)

Net loss per share:
Basic and diluted, as reported	$(0.06)	$(0.04)	$(0.16)	$(0.17)
Basic and diluted, proforma	$(0.06)	$(0.04)	$(0.16)	$(0.17)

In December 2004, FASB issued SFAS No. 123(R) (revised 2004), " Share-Based Payment," which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SAS No. 95, “Statements of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 123(R) on September 1, 2006. The effect of the adoption of SFAS No. 123(R) is approximated in the table included above.

Note 10. Federal Excise Tax Refund

On May 25, 2006, after a number of court cases held that the Internal Revenue Service (“IRS”) was improperly imposing the Federal Excise Tax (“FET”) upon toll charges that varied only with time and not distance, the Internal Revenue Service announced that it would no longer require providers of communications services to collect the FET on services such as prepaid telephone PINs. The IRS, in Notice 2006-50, announced that taxpayers may be entitled to request a refund of excise taxes paid in the taxpayer’s 2006 federal tax return. The Notice also specifies that non-fiscal year end taxpayers should request a refund in the period that includes December 31, 2006.

The Company estimates that it is entitled to a refund in the amount of $2,800 for FET amounts invoiced through May 31, 2006. However, the ultimate amount that will be collected is uncertain at this time. Additionally, this amount has not been recorded in the financial statements as of May 31, 2006. Once the amounts are specifically identified the Company will record the reduction to its cost of goods sold and the related receivable for a refund of paid FET.

Note 11.  Litigation

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

The Company also files suit against its customers in the ordinary course of business to collect amounts owed for products or services provided. No significant suits are pending as of May 31, 2006.

Note 12. Segment Information

	Three Months Ended,		Nine Months Ended,
	5/31/06	5/31/05	5/31/06	5/31/05
Sales:
PCB	$5,723	$4,571	$14,835	$12,430
Telecommunications	23,146	-	67,717	-
Totals	$28,869	$4,571	$82,552	$12,430

Interest expense:
PCB	$2,200	$525	$4,693	$1,991
Telecommunications	780	-	1,802	-
Totals	$2,980	$525	$6,495	$1,991

Net Loss:
PCB	$(3,362)	$(3,570)	$(4,453)	$(4,872)
Telecommunications	(842)	-	(3,658)	-
Totals	$(4,204)	$(3,570)	$(8,111)	$(4,872)

Assets:
PCB	$7,748	$6,944	$7,748	$6,944
Telecommunications	39,197	-	39,197	-
Totals	$46,945	$6,944	$46,945	$6,944

Equipment and improvements (Net):
PCB	$1,979	$2,346	$1,979	$2,346
Telecommunications	254	-	254	-
Totals	$2,233	$2,346	$2,233	$2,346

Capital expenditures:
PCB	$77	$65	$115	$65
Telecommunications	78	-	318	-
Totals	$155	$65	$433	$65

Depreciation expense:
PCB	$153	$153	$462	$312
Telecommunications	3	-	5	-
Totals	$156	$153	$467	$312

Goodwill and intangible assets (Gross):
PCB	$-	$-	$-	$-
Telecommunications	30,883	-	30,883	-
Totals	$30,883	$-	$30,883	$-

Intangible amortization expense:
PCB	$263	$6	$263	$11
Telecommunications	1,359	-	2,606	-
Totals	$1,622	$6	$2,869	$11

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

Overview

A detailed overview of our business and history is set forth in our Annual Report on Form 10-KSB, as amended, for the year ended August 31, 2005, to which overview we make reference. All numbers referenced below are stated in thousands unless otherwise noted.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2006, Titan has a working capital deficit of $17,302. The Company continues to incur significant losses and has an accumulated deficit of $30,324 at May 31, 2006. The Company had a net operating loss of $57 for the quarter ended May 31, 2006, and its cumulative operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Titan PCB facilities have received from the United States military; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt. Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations; however no assurances of such outcomes can be given. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

On August 19, 2005 Oblio announced its debut into the prepaid wireless sector when it became a Mobile Virtual Network Operator or "MVNO" through an agreement with a tier-one communications provider. As a MVNO, Oblio launched its new wireless product line, branded BRAVO Cellular, in September of 2005. This agreement positions Oblio in one of the fastest growing sectors in the telecommunications industry. BRAVO Cellular has 17,816 active subscribers as of May 31, 2006.

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

On February 27, 2003, through our wholly-owned subsidiary Titan PCB East, we acquired certain assets of Eastern Manufacturing Corporation, for approximately $500 in a foreclosure sale from Eastern Manufacturing Corporation’s secured lender Eastern Bank. The results from Eastern Manufacturing Corporation’s operations are reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition.

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

On August 12, 2005, the Company issued to Farwell 66,000,000 shares of its common stock as consideration for the issuance of 1,000 shares of Oblio representing all of the issued and outstanding shares of Oblio pursuant to a Stock Purchase Agreement dated August 12, 2005. On December 31, 2005, the Company entered into an agreement with Farwell for the Rescission of the Stock Purchase Agreement. Pursuant to the terms of the Rescission Agreement, the Company returned to Farwell the shares of Oblio and Farwell returned to the Company, the 66,000,000 shares of our common stock. Farwell simultaneously agreed to make a capital contribution to the Company of the 1,000 shares of Oblio, without consideration. The transaction was structured in this way since the Company did not have adequate time to solicit other financing to meet the seller’s timelines.

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

•	explore opportunities to market and sell Oblio’s prepaid phone cards, some of which are capable of foreign origination, directly to overseas distributors; and
•	implement new prepaid calling card programs utilizing emerging technologies.

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

Sales. The Company recognizes sales in its PCB division upon shipment to the Company's customers and recognizes sales in its Telecommunications division upon shipment and activation of prepaid phone cards and upon activation for prepaid wireless services. The Company records net sales as the Company’s gross sales less an allowance for returns and discounts. At May 31, 2006 the Company had approximately 500 customers in its PCB division and approximately 200 customers in its Telecommunications division. In its PCB division, the Company provides its customers a limited right of return for defective PCBs and records an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because the Company’s customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At May 31, 2006, the Company had an allowance for doubtful accounts of $69. Revisions to the allowances may be required from time to time.

The Company expects the number and complexity of PCBs the Company sells to fluctuate with the changes in demand from the Company’s customers and, the prices it charges its customers to fluctuate as a result of intense competition in the PCB industry and the current economic situation and its impact on the high technology market. The Company is beginning to experience improving conditions in pricing and requests for its PCBs. However, it is uncertain that conditions will continue to improve and result in demand increases.

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

Operating and Non-Operating Expenses.   The Company's operating expenses for the periods ended May 31, 2006 and 2005 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

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

Non-cash compensation includes all stock based compensation given to current and past employees of the Company. This category also includes amortization of stock based compensation provided to consultants and amortization of options and warrants granted to employees and consultants for less than fair value on the date of issuances. For the three and nine months ended May 31, 2006, no non-cash compensation has been incurred.

Interest Expense.   Interest expense, includes, in addition to amounts accruing currently under outstanding debt, finance charges relating to the Company's beneficial conversion features of its convertible loans with Laurus and other convertible debt that carry beneficial conversion features as well as the amortization of debt issuance costs.

Results of Operations

The following table sets forth statement of operations data for the three month and nine month periods ended May 31, 2006 and 2005 and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended		Nine Months Ended
	5/31/2006	5/31/2005	5/31/2006	5/31/2005
Net sales	100.0%	100.0%	100.0%	100.0
Cost of sales	90.2	89.6	91.5	93.2

Operating expenses:
Sales and marketing	1.5	7.6	1.6	9.3
General and administrative	8.4	14.9	8.6	14.4
Total operating expenses	9.9	22.5	10.2	23.7

Operating loss	(0.1)	(12.1)	(1.7)	(16.9)
Interest expense	(10.3)	(11.5)	(7.8)	(16.0)
Derivative instrument expense	(4.2)	(54.5)	(0.3)	(6.3)
Miscellaneous	0.1	-	-	-
Net income/ (loss)	(14.5)	(78.1)	(9.8)	(39.2)

Three Months Ended May 31, 2006 Compared to the Three Months Ended May 31, 2005.

Net Sales

Net sales increased by $24,298 or 532% from $4,571 in the three months ended May 31, 2005 to $28,869 in the three months ended May 31, 2006. This increase resulted primarily from our newly acquired Oblio division of $23,416. Additionally, net sales increased 25% in our PCB division. This increase is due to more favorable market conditions and an expansion in our sales force that includes commission-only representatives with more geographic coverage.

Cost of Sales

Cost of sales increased $21,957, or 536%, from $4,096 in the three months ended May 31, 2005 to $26,053 in the three months ended May 31, 2006. As a percentage of sales, these costs increased from 89.6% in the three months ended May 31, 2005 to 90.2% in the three months ended February 28, 2006. The increase in cost of sales resulted from: the gross profit generated from our newly acquired Oblio division and a 15% increase in raw materials cost. Raw materials cost increased due to increases in the market conditions for gold, copper and laminate.

Operating Expenses

Sales and marketing expenses increased $92 from $347 in the three months ended May 31, 2005 to $439 in the three months ended May 31, 2006 and as a percentage of sales decreased from 7.6% of sales in the quarter ended May 31, 2005 to 1.5% of sales in the quarter ended May 31, 2006. This was primarily due to the nature of the Oblio acquisition. Revenues added from the Oblio acquisition are largely driven by the Company’s distributor model that requires minimal direct sales and marketing expenses.

General and administrative expenses increased by $1,754 or 257%, from $680 in the three months ended May 31, 2005 to $2,434 in the three months ended May 31, 2006. The increase was due in major part to the additional amortization incurred by our Oblio division regarding the intangible assets acquired as well as the additional costs incurred in the Oblio division expenses. As a percentage of sales, these costs decreased from 14.9% in the three months ended May 31, 2005 to 8.4% in the three months ended May 31, 2006.

Interest (Income) Expense

Interest expense increased by $2,455, or 468%, from $525 in interest expense in the three months ended May 31, 2005 to $2,980 in interest expense the three months ended May 31, 2006. The increase in interest expense is primarily related to the adjustment in the valuation of the effective interest expense of the derivative liabilities (see note 8) and due to the increase in outstanding debt to CapitalSource (see note 6). The outstanding debt with CapitalSource in the three months ended May 31, 2005 was $0 compared to the debt in the three months ended May 31, 2006 which was $8,000.

Derivative Instruments (Income) Expense

Derivative instruments expense was $1,206 for the three months ended May 31, 2006 compared to derivative instrument expense of $2,493 for the three months ended May 31, 2005. This represents a net, unrealized (non-cash) change during the quarter of our derivative instrument liabilities related to certain options, warrants, registration rights agreements and prepayment penalties that have been bifurcated and accounted for separately.

Net Loss

Net Loss increased $634 from a net loss of $3,570 in the three months ended May 31, 2005 to a net loss of $4,204 in the three months ended May 31, 2006. The increase in the net loss resulted primarily from interest expense in the printed circuit board division and the addition of the Oblio acquisition.

Nine Months Ended May 31, 2006 Compared to the Nine Months Ended May 31, 2005.

Net Sales

Net sales increased by $70,122 or 564% from $12,430 in the nine months ended May 31, 2005 to $82,552 in the nine months ended May 31, 2006. This increase resulted primarily from increases of $67,717 from our newly acquired Oblio division and a 19% increase in sales in our PCB division.

Cost of Sales

Cost of sales increased $63,977 or 552%, from $11,586 in the nine months ended May 31, 2005 to $75,563 in the nine months ended May 31, 2006. As a percentage of sales, these costs decreased from 93.2% in the nine months ended May 31, 2005 to 91.5% in the nine months ended May 31, 2006. The decrease in cost of sales percent resulted from the addition of our Oblio division and operational improvements in our PCB division.

Operating Expenses

Sales and marketing expenses increased $173 from $1,150 in the nine months ended May 31, 2005 to $1,323 in the nine months ended May 31, 2006 and as a percentage of sales decreased from 9.3% of sales in the nine months ended May 31, 2005 to 1.6% of sales in the nine months ended May 31, 2006. This was primarily due to the Company utilizing more representatives on a commissions-only basis and the acquisition of our Oblio division. Revenues added from the Oblio acquisition are largely driven by the Company’s distributor model that requires minimal direct sales and marketing expenses.

General and administrative expenses increased by $5,290 or 294%, from $1,797 in the nine months ended May 31, 2005 to $7,087 in the nine months ended May 31, 2006. The increase was due in major part to the additional amortization incurred by our Oblio division regarding the intangible assets acquired as well as the additional costs incurred in the Oblio division expenses. As a percentage of sales, these costs decreased from 14.4% in the nine months ended May 31, 2005 to 8.6% in the nine months ended May 31, 2006.

Interest (Income) Expense

Interest expense increased by $4,503 from interest expense of $1,991 in the nine months ended May 31, 2005 to interest expense of $6,494 in the nine months ended May 31, 2006. The increase in interest expense is primarily related to the adjustment in the valuation of the effective interest expense of the derivative liabilities (see note 8) and due to the increase in outstanding debt to CapitalSource (see note 6). The outstanding debt with CapitalSource in the nine months ended May 31, 2005 was $0 compared to the debt in the nine months ended May 31, 2006 which was $8,000.

Net Loss

Net Loss increased by $3,239 from $4,872 in the nine months ended May 31, 2005 to $8,111 in the nine months ended May 31, 2006. The increase in net loss resulted primarily from the impact of effective interest recorded on derivative liabilities.

Derivative Instruments (Income) Expense

Derivative instruments expense was $261 for the nine months ended May 31, 2006 compared to derivative instrument expense of $780 for the nine months ended May 31, 2006. This represents a net, unrealized (non-cash) change during the quarter of our derivative instrument liabilities related to certain options, warrants, registration rights agreements and prepayment penalties that have been bifurcated and accounted for separately.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, an infusion of capital from related parties (see note 5) and the borrowings incurred in our acquisition of Oblio. As of May 31, 2006, we were in technical default in our Laurus agreement due to the untimely filing of registration statements. We have not received a notice of default from Laurus and Laurus has chosen not to assess liquidated damages penalties at this time. However, Laurus reserves the right to assess these penalties in the future. We expect to rectify this technical default by filing a registration statement. Our principal uses of cash have been for operations, debt service requirements, and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

We will require additional financing in order to implement our business plan in the PCB division. We currently anticipate working capital needs and capital expenditures of at least $500 during the next 12 months. If the anticipated cash generated by our operations are insufficient to fund requirements and losses in the circuit board division, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing or evaluate other alternatives for the circuit board division. Particularly in light of our limited operating history in the telecommunications division and losses incurred, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our common stock may experience substantial dilution.

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

In the nine months ended May 31, 2006, net cash provided by operations was $1,200 while in the nine months ended May 31, 2005 cash used in operating activities was $1,085. This increase was primarily the result of cash provided from operations of the Oblio division and extended payment terms with key vendors.

In the nine months ended May 31, 2006, we utilized $434 for the purchase of fixed assets compared to $65 used for the purchase of fixed assets in the nine months ended May 31, 2005, an increase of $369, or 568%. The increase occurred mainly in our Oblio division as we incurred set-up costs for our switched platform rollout and other capitalized charges in relation to the rollout of our wireless telecommunications program.

In the nine months ended May 31, 2006, we utilized $847 in financing activities compared to $652 provided from financing activities for the nine months ended May 31, 2005. The increase occurred mainly in our Oblio division as we began payment of term debt related to the acquisition of Oblio.

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

Long-lived Assets. Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets ", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the periods ended May 31, 2006 and 2005, respectively.

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

To address this internal control weakness, management implemented the following measures: The Company, led by its Chairman, conducted a national search for a Chief Financial Officer at the holding company level. The search has included individuals with the experience and training necessary to provide the requisite enhanced internal controls, systems and management. The Company completed this search and hired a Chief Financial Officer during January 2006. Subsequent to the quarter ended February 28, 2006 the Chief Financial Officer has assessed the internal controls and is implementing a plan to strengthen the Company’s internal controls. However at May 31, 2006, the Company still had certain conditions involving internal controls which they believe represent material weaknesses in the internal control environment.

Changes in internal controls: During the Company's fourth quarter of 2005, the Company acquired the business of Oblio Telecom, LLP and added another business segment to the Company's portfolio. Initially, the financial and accounting duties were being divided utilizing as many internal controls as possible in a 12 employee operation. However, the Company hired a new Chief Financial Officer in January 2006. The new Chief Financial Officer is currently located in the Company’s newly acquired telecommunications division thus strengthening the internal controls in that division. For the nine months ended May 31, 2006, the telecommunications division represented over 82% of the total revenue of the Company. There were no additional changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

The Company also files suit against its customers in the ordinary course of business to collect amounts owed for products or services provided. No significant suits are pending as of May 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in technical default with Laurus due to its failure to have a registration statement which includes shares issuable to Laurus upon conversion of the convertible notes and shares issued to Laurus in August 2005 declared effective within 90 days of the closing of our acquisition of Oblio. Laurus has not issued a default notice to the Company and has cooperated with the Company and is not imposing default interest rates or liquidated damages. Laurus maintains the right to charge liquidated damages in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1-	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 -	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Titan Global Holdings, Inc.

Date: July 14, 2006	By:	/s/ Curtis Okumura
Curtis Okumura
President and CEO (Principal Executive Officer)

By:	/s/ Bryan M. Chance
Bryan M. Chance
Chief Financial Officer
(Principal Financial Officer)