Form 10QSB/A
period 2006-05-31
Titan Global Holdings, Inc.
filed 2006-07-18
CIK 770471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
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

Yes ☐   No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended May 31, 2006 (the “Original Form 10-QSB”) to correct minor clerical errors in the Original Form 10-QSB, which was originally filed with the Securities and Exchange Commission on July 17, 2006.

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

TITAN GLOBAL HOLDINGS, INC. TABLE OF CONTENTS

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
MAY 31, 2006
(In thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,161
Restricted cash	750
Accounts receivable-trade, net of reserves of $69	10,985
Inventory, net	2,344
Prepaid expenses and other current assets	360
Total current assets	16,600

Equipment and improvements, net	2,233
Definite-lived intangible assets, net	22,558
Goodwill	4,439
Capitalized loan fees, net	737
Other assets	378
Total assets	$46,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of discounts of $668	$3,617
Convertible short term debt - related parties, net of discount of $350	100
Line of credit , net of discounts of $1,615	7,268
Accounts payable - trade	18,285
Accrued liabilities	551
Derivative financial instruments	4,081
Total current liabilities	33,902

Redeemable convertible preferred stock - 9,000,000 shares authorized, issued and outstanding (preference in liquidation of $9,081)	9,081
Long-term debt	6,780
Long-term debt - related parties	4,823
Total liabilities	54,586
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, 950,000,000 shares authorized, 44,586,052 shares issued and outstanding	45
Additional paid-in capital	22,638
Accumulated deficit	(30,324)
Total stockholders’ deficit	(7,641)
Total liabilities and stockholders' deficit	$46,945

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	(as restated)		(as restated)
	05/31/06	05/31/05	05/31/06	05/31/05

Sales	$28,869	$4,571	$82,552	$12,430
Cost of sales
(excluding depreciation of $156, $153, $467, and $312, respectively)	26,053	4,096	75,563	11,586

Operating expenses:
Sales and marketing	439	347	1,323	1,150
General and administrative expenses	2,434	680	7,087	1,797
Loss from operations	(57)	(552)	(1,421)	(2,103)

Other income (expenses):
Interest expense	(2,980)	(525)	(6,494)	(1,991)
Derivative instrument loss	(1,206)	(2,493)	(261)	(780)
Other	39	-	65	2

Loss before income taxes	(4,204)	(3,570)	(8,111)	(4,872)
Provision for income taxes	-	-	-	-
Net loss	(4,204)	(3,570)	(8,111)	(4,872)

Preferred stock dividends	-	-	(68)	-

Net loss attributable to common stockholders	$(4,204)	$(3,570)	$(8,179)	$(4,872)

Net loss per common share:
Basic and Diluted	$(0.09)	$(0.14)	$(0.20)	$(0.20)

Weighted average number of common shares outstanding:
Basic and Diluted	44,586,052	24,749,305	40,473,424	24,745,093

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(In thousands, except number of shares)

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

Balances, 8/31/05 (as restated)	35,332,638	$35	$22,124	$(22,663)	$(7)	$(511)

Net loss				(8,111)		(8,111)
Other					7	7
Preferred stock dividends			(68)			(68)
Conversion of notes payable - related party and accrued interest to common stock	9,253,414	10	582			592
Beneficial conversion feature associated with convertible short term debt - related party				450		450

Balances, 5/31/06	44,586,052	$45	$22,638	$(30,324)	$-	$(7,641)

The accompanying notes form an integral part of the unaudited condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
		(as restated)
	05/31/06	05/31/05

Cash flows from operating activities:
Net loss	$(8,111)	$(4,872)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Non-cash interest paid in common stock	96	20
Loss on derivative instruments	261	780
Amortization of deferred compensation	-	178
Amortization of debt discounts and bank fees	6,192	1,576
Depreciation and amortization	3,414	477
Changes in operating assets and liabilities:
Accounts receivable	(2,378)	(112)
Inventory	754	(90)
Prepaid expenses and other current assets	(287)	(4)
Other assets	(1,237)	(114)
Accounts payable and accrued liabilities	2,496	1,076
Net cash provided by (used in) operating activities	1,200	(1,085)

Cash flows from investing activities:
Capital expenditures	(434)	(65)
Net cash used in investing activities	(434)	(65)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	2,809	574
Proceeds from issuance of note payable to related parties	450	583
Payments of long-term debt	-	(320)
Payments of short-term debt	(3,356)	(185)
Restricted cash	(750)	-
Net cash provided by (used in) financing activities	(847)	652

Net decrease in cash	(81)	(498)
Cash and cash equivalents at beginning of period	2,242	797
Cash and cash equivalents at end of period	$2,161	$299

Supplemental disclosure of cash flow information:
Interest paid	$2,385	$394
Income tax paid	$-	$-

Non cash activities:
Issuance of common stock to pay accrued interest	$-	$20
Conversion of note payable – related party and accrued interest to common stock	$592	$-

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2006, Titan has a working capital deficit of $17,302. The Company continues to incur significant losses and has an accumulated deficit of $30,324 at May 31, 2006. The Company had a loss from operations of $57 for the quarter ended May 31, 2006, and its cumulative operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Titan PCB facilities have received from the United States military; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt. Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations; however, no assurances of such outcomes can be given. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

At May 31, 2006, the following amounts were outstanding:

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

Note 7. Laurus Master Fund

As of May 31, 2006, the Company currently has $3,066 in term notes payable of which $3,066 is classified as current in the accompanying financial statements, and $4,000 in a revolving credit facility with Laurus Master Funds. Additionally, the Company has recorded beneficial conversion features of $2,283 as of May 31, 2006 associated with the term notes payable and revolving credit facility. All amounts owed to Laurus are classified as current in the accompanying unaudited financial statements. The Company was in technical default of its Laurus agreement during the quarter ended February 28, 2006 due to the untimely filing of registration statements. The Company has not received a notice of default from Laurus and Laurus has chosen not to assess liquidated damages penalties at this time. However, Laurus reserves the right to assess these penalties in the future. The Company expects to rectify this technical default by filing a registration statement.

At May 31, 2006, the following amounts were outstanding. See Note 8 for information on the derivative instrument liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible notes.

At May 31, 2006, the following amounts were outstanding:

Laurus Revolver (no additional borrowing availability)	$2,500
Less: current portion	(2,500)
$-

Laurus Overadvance	$1,500
Less: current portion	(1,500)
$-

Laurus Term # 1	$1,817
Less: current portion	(1,817)
$-

Laurus Term # 2	$1,249
Less: current portion	(1,249)
$-

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the formula as follows:	$4,000

Less: amount borrowed under minimum borrowing note	-
Less: amount borrowed under revolving credit facility	(4,000)
(4,000)

Excess availability	$-

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

As of May 31, 2006, the Company has $4,081 of derivative financial instrument liability with respect to its debt to Laurus Master Fund (see Note 7) and Farwell Equity Partners (see Note 5). This derivative liability is recognized as follows:

Value of embedded derivatives:

Issue	Expiration		Value
Date	Date	Instrument	5/31/2006
11/20/2003	11/20/2006	Registration Rights Agreement	2,219
11/20/2003	11/20/2006	3% Cash Payment Premium	245
3/30/2004	3/30/2007	Registration Rights Agreement	377
3/24/2006	3/24/2013	Freestanding Warrants	1,074
		Other	166
Total Fair Value as of May 31, 2006			4,081

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

During the three and nine month periods ended May 31, 2006 and 2005, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

	Three Months Ended,		Nine Months Ended,
	5/31/06	5/31/05	5/31/06	5/31/05

Net loss attributable to common shareholders, as reported	$(4,204)	$(3,570)	$(8,179)	$(4,872)
Add: Compensation recognized under APB No. 25	-	12	-	35
Deduct: Compensation recognized under SFAS No. 123	-	(19)	-	(97)
Proforma, net loss attributable to common shareholders	$(4,204)	$(3,577)	$(8,179)	$(4,934)

Net loss per share:
Basic and diluted, as reported	$(0.09)	$(0.14)	$(0.20)	$(0.20)
Basic and diluted, proforma	$(0.09)	$(0.14)	$(0.20)	$(0.20)

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

Note 12. Segment Information

	Three Months Ended,		Nine Months Ended,
	5/31/06	5/31/05	5/31/06	5/31/05
Sales:		(as restated)		(as restated)
PCB	$5,723	$4,571	$14,835	$12,430
Telecommunications	23,146	-	67,717	-
Totals	$28,869	$4,571	$82,552	$12,430

Interest expense:
PCB	$2,200	$525	$4,693	$1,991
Telecommunications	780	-	1,802	-
Totals	$2,980	$525	$6,495	$1,991

Net Loss:
PCB	$(3,362)	$(3,570)	$(4,453)	$(4,872)
Telecommunications	(842)	-	(3,658)	-
Totals	$(4,204)	$(3,570)	$(8,111)	$(4,872)

Assets:
PCB	$7,748	$6,944	$7,748	$6,944
Telecommunications	39,197	-	39,197	-
Totals	$46,945	$6,944	$46,945	$6,944

Equipment and improvements (Net):
PCB	$1,979	$2,346	$1,979	$2,346
Telecommunications	254	-	254	-
Totals	$2,233	$2,346	$2,233	$2,346

Capital expenditures:
PCB	$77	$65	$115	$65
Telecommunications	78	-	318	-
Totals	$155	$65	$433	$65

Depreciation expense:
PCB	$153	$153	$462	$312
Telecommunications	3	-	5	-
Totals	$156	$153	$467	$312

Goodwill and intangible assets (Gross):
PCB	$-	$-	$-	$-
Telecommunications	30,883	-	30,883	-
Totals	$30,883	$-	$30,883	$-

Intangible amortization expense:
PCB	$263	$6	$263	$11
Telecommunications	1,359	-	2,606	-
Totals	$1,622	$6	$2,869	$11

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2006, Titan has a working capital deficit of $17,302. The Company continues to incur significant losses and has an accumulated deficit of $30,324 at May 31, 2006. The Company had a loss from operations of $57 for the quarter ended May 31, 2006, and its cumulative operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and non-equity financing as well as expanding the market for its products due to the additional certifications the Titan PCB facilities have received from the United States military; (2) use the proceeds of these transactions to expand its current product offerings to allow for additional processing services for its customers (3) the Company has become a mobile virtual network operator (“MVNO”) which allows it to expand its prepaid calling services into the wireless market (4) the Company is currently investigating financing alternatives to restructure its debt. Management anticipates revenues to grow as a result of additional customer offerings. Management believes that these financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations; however, no assurances of such outcomes can be given. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

On July 28, 2005, Farwell Equity Partners, LLC, a Delaware limited liability company (“Farwell”) entered into an Asset Purchase Agreement (the “ Purchase Agreement”) with Oblio Telecom, Inc. (“Oblio”), a wholly owned subsidiary of Farwell, Oblio Telecom L.L.P., a Texas limited liability partnership (“Oblio Texas”), and Sammy Jibrin and Radu Achiriloaie, the sole owners of Oblio Texas. David Marks, the Company's Chairman, is the managing member of Farwell. The Purchase Agreement provided for the acquisition by Oblio of substantially all of Oblio Texas’ assets and assumption of certain liabilities, in total consideration of $29,302 consisting of $15,479 in cash, $2,323 in amounts due seller, the issuance of 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock with an initial value of $9,000, and the issuance of an 18-month promissory note in the principal amount of $2,500. On August 12, 2005, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Oblio Telecom, Inc. from Farwell Equity Partners, LLC for no consideration. In addition, the Company issued to Sammy Jibrin and Radu Achiriloaie, 375,000 shares of its common stock, par value $0.001. On August 12, 2005, the Company issued to Farwell 66,000 shares of its common stock as consideration for 1 share of Oblio representing all of the issued and outstanding shares of Oblio pursuant to a Stock Purchase Agreement. On December 31, 2005, the Company entered into an agreement with Farwell for the Rescission of the Stock Purchase Agreement. Pursuant to the terms of the Rescission Agreement, the Company returned to Farwell the 1 share of Oblio and Farwell returned to the Company, the 66,000 shares of our common stock. Farwell simultaneously agreed to make a capital contribution to the Company of the 1 share of Oblio, without consideration.

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

Date: July 18, 2006	Titan Global Holdings, Inc.

	By:	/s/ Curtis Okumura
Curtis Okumura President and CEO (Principal Executive Officer)

By:	/s/ Bryan M. Chance
Bryan M. Chance Chief Financial Officer (Principal Financial Officer)