Form 10KSB/A
period 2005-08-31
Titan Global Holdings, Inc.
filed 2006-10-04
CIK 770471

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment No.2 to
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

407 International Parkway, Suite # 403 Richardson TX, 75081 (972) 470-9100 (Address of Principal Executive Offices, Including Zip Code

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

EXPLANATORY NOTE

This annual report on Form 10-KSB/A (“Form 10-KSB/A”) is being filed to amend our annual report on Form 10-KSB for the fiscal year ended August 31, 2005 (the “Original Form 10-KSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on December 14, 2005 and amended on January 23, 2006. This 10-KSB/A is being filed to update Item 13- Exhibits to include the PCS Services Agreement between Sprint Spectrum L.P. and Oblio Telecom L.L.P. dated as of April 22, 2005 which is subject to a request for confidential treatment. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QKSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have not updated the information contained herein for events occurring subsequent to December 14, 2005, the filing date of the Original Form 10-KSB.

ITEM 13. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as
amended. (1)

3.2	By-Laws of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (1)

4.1	Certificate of Designation for the Series A Cumulative Convertible Preferred Stock of Oblio Telecom, Inc.
defining the rights of the holders of the Preferred Stock of Oblio Telecom, Inc. (2)

10.1	2002 Stock Option Plan. (3)

10.2	2002 Stock Option Plan for Non-Employee Directors as amended. (3)

10.3	Lease dated 6th of August 2002 by and between SVPC Partners, LLC and Titan PCB West, Inc. (4)

10.4	Secured Party's Bill of Sale dated February 27, 2003. (5)

10.5	Stock Purchase Agreement, dated as of March 5, 2003, among Howard Doane, Titan PCB East, Inc. and
Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated). (4)

10.6	Acknowledgment of Assignment dated March 5, 2003 among the Registrant, Titan PCB East, Inc. and
Coesen Inc. (4)

10.7	Stockholders Agreement dated March 5, 2003 among Coesen Inc., Howard Doane, Joseph Thoman and
Alfred Covino. (4)

10.8	Sublease dated July 26, 2002 among Tyco Printed Circuit Group LP, Titan PCB West, Inc. and SVPC
Partners, LLC and Phoenix Business Trust. (6)

10.9	Convertible Term Note dated November 20, 2003 issued to Laurus Master Fund Master Fund, Ltd. (7)

10.10	Common Stock Purchase Warrant of Titan Global Holdings, Inc. dated November 20, 2003 issued to Laurus
Master Fund, Ltd. (7)

10.11	Registration Rights Agreement dated November 20, 2003 by and between Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.12	Securities Purchase Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.13	Security Letter Agreement dated November 20, 2003 by and between Ventures-National Incorporated and
Laurus Master Fund. (7)

10.14	Subsidiary Security Agreement dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan
PCB East, Inc. and Titan PCB West, Inc. (7)

10.15	Subsidiary Guaranty dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East,
Inc. and Titan PCB West, Inc. (7)

10.16	Stock Pledge Agreement dated November 20, 2003 by and between Ventures-National Incorporated and
Laurus Master Fund Ltd. (7)

10.17	Registration Rights Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.18	Common Stock Purchase Warrant dated November 20, 2003 issued by Ventures-National Incorporated and
Laurus Master Fund, Ltd. (7)

10.19	Secured Convertible Minimum Borrowing Note dated November 20, 2003 issued by Ventures-National
Incorporated to Laurus Master Fund, Ltd. (7)

10.20	Secured Revolving Note dated November 20, 2003 issued by Ventures-National Incorporated in favor of
Laurus Master Fund, Ltd. (7)

10.21	Security Agreement dated as of November 20, 2003 by and between Ventures-National Incorporated and
Laurus Master Fund, Ltd. (7)

10.22	Amendment No. 1 to Convertible Term Note of Ventures-National Incorporated dba Titan General
Holdings, Inc., dated January 8, 2004, between us and Laurus Master Fund, Ltd. (8)

10.23	Waiver letter, dated January 8, 2004, from Laurus Master Fund, Ltd. to us. (8)

10.24	Amendment No. 1 to Robert Ciri Separation Agreement (9)

10.25	Amendment No. 2 to Andrew Glashow Separation Agreement (9)

10.26	Form of 10% Convertible Notes issued (9)

10.27	Lease between HD Realty Trust and Titan PCB East, Inc. dated March 1, 2004 (9)

10.28	Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated March 30, 2004 (10)

10.29	Convertible Note with Laurus Master Fund, dated March 30, 2004 (filed herewith)

10.30	Securities Purchase Agreement, dated as of March 30, 2004, by and between Ventures-National
Incorporated and Laurus Master Fund, Ltd. (10)

10.31	Parent Security Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.32	Subsidiary Security Agreement, dated as of March 30, 2004, by and between Ventures-National
Incorporated and Laurus Master Fund, Ltd. (10)

10.33	Registration Rights Agreement, dated as of March 30, 2004, by and between Ventures-National
Incorporated and Laurus Master Fund, Ltd. (10)

10.34	Guaranty Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and
Laurus Master Fund, Ltd (10)

10.35	Escrow Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus
Master Fund, Ltd. (10)

10.36	Amended and Restated Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated June 29,
2004 (10)

10.37	Amended and Restated Convertible Note with Laurus Master Fund, dated June 29, 2004 (10)

10.38	Amendment No. 1 to Registration Rights Agreement, dated as of June 29, 2004, by and between Ventures-
National Incorporated and Laurus Master Fund, Ltd. (10)

10.39	Escrow Agreement, dated as of June 29, 2004, by and between Ventures-National Incorporated and Laurus
Master Fund, Ltd. (10)

10.40	Asset Purchase Agreement dated July 28, 2005 among Farwell Equity Partners, LLC, Oblio Telecom, Inc.,
Oblio Telecom L.L.P., Sammy Jibrin and Radu Achiriloaie (11)

10.41	Stock Purchase Agreement dated August 12, 2005 between the Company and Farwell Equity Partners, LLC
(2)

10.42	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Radu Achiriloaie (2)

10.43	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Sammy Jibrin (2)

10.44	Agreement, dated August 12, 2005, between the Company and Laurus Master Fund, Ltd. (2)

10.45	Credit and Security Agreement dated as of August 12, 2005 between Oblio, Telecom, Inc., Pinless, Inc. and
Capital Source Finance LLC (2)

10.46	Rescission of Stock Purchase Agreement between Titan Global Holdings, Inc. and Farwell Equity Partners, LLC(12)

10.47	Loan Conversion Agreement between Titan Global Holdings, Inc. and Farwell Equity Partners, LLC(12)

10.48
Private Label PCS Services Agreement between Sprint Spectrum L.P. and Oblio Telecom L.L.P dated as of April 25, 2005. (filed herewith)
  (this exhibit is the subject of a request for confidential treatment)

21.1	Subsidiaries of the Company (13)

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (filed herewith).

(1)	Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-KSB, dated September 29, 2000. (Filing number: 002-98075-D)

(2)	Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated August 12, 2005 filed August 18, 2005 (Filing number 000-32847)

(3)	Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number: 333-102697)

(4)	Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, filed March 11, 2003. (Filing number: 000-32847)

(5)	Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 27, 2003 filed March 3, 2003. (Filing number: 000-32847)

(6)	Previously filed and incorporated herein by reference to the SB-2 registration statement effective April 10, 2003. (Filing number: 000-32847)

(7)	Previously filed and incorporated herein by reference to the Company's 10-KSB Annual Report filed December 10, 2003 (FIR No. 000-32547)

(8)	Previously filed and incorporated herein by reference to the Company's SB-2/A filed February 11, 2004 (Filing number: 333-112362)

(9)	Previously filed and incorporated herein by reference to the Company's 10-QSB Quarterly Report filed July 7, 20043 (Filing number 000-32847)

(10)	Previously filed and incorporated herein by reference to SB-2 filed August 6, 2004 (Filing Number 333-117978)

(11)	Previously filed and incorporated herein by reference to the Company's current Report on Form 8-K dated July 28, 2005 and filed on August 1, 2005.

(12)	Previously filed and incorporated by reference to the Company's current Report on Form 8-K dated December 30, 2005 filed on January 6, 2006.

(13)	Previously filed and incorporated herein by reference to the Company's 10-QKB/A filed January 23, 2006 (Filing number 000-32847)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 4, 2006
TITAN GLOBAL HOLDINGS, INC

By:  /s/ Bryan Chance

Bryan Chance
President, Chief Executive Officer,
Chief Financial Officer,
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Marks	Chairman	October 4, 2006
David M. Marks

/s/ Curtis Okumura	Director	October 4, 2006
Curtis Okumura

/s/ Stephen S. Kennedy	Director	October 4, 2006
Stephen S. Kennedy