Form 10KSB/A
period 2005-08-31
Titan Global Holdings, Inc.
filed 2006-12-12
CIK 770471

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A Amendment No. 3
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
407 International Parkway, Suite #403 Richardson, Texas 75081 (Address of Principal Executive Offices, Including Zip Code

Issuer’s telephone number: (972) 470-9100

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

ANNUAL REPORT ON FORM 10-KSB/A

For the Fiscal Year Ended August 31, 2005

TABLE OF CONTENTS

PART I

EXPLANATORY NOTE

This annual report on Form 10-KSB/A (“Form 10-KSB/A”) is being filed to amend our annual report on Form 10-KSB for the fiscal year ended August 31, 2005 (the “Original Form 10-KSB/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on December 14, 2005 and amended on January 23, 2006 and October 4, 2006. The Company has restated its financial statements as of and for the years ended August 31, 2005 and 2004 to reflect adjustments arising from the accounting for derivative debt instruments.

The Company, in conjunction with its former independent registered public accounting firm and an outside consultant specializing in derivative accounting issues, recently conducted an analysis of the Company's various financial instruments and agreements into which it had previously entered in regard to convertible debt and preferred stock financings, with a particular focus on the accounting treatment of derivative financial instruments under SFAS No. 133 and EITF No. 00-19. Accordingly, certain accounting policies previously considered by management and its advisors to reflect best industry practices have been modified by recent interpretations. As a result of the analysis, the Company was required to restate its historical financial results to account for certain non-cash expenses associated with both embedded and freestanding derivative liabilities.

The following tables set forth a summary of the adjustments for the restatement and their impact on net losses for the years ended August 31, 2005 and 2004 and on selected balance sheet items as of August 31, 2005.

Adjustments to previously reported net losses:

(in thousands)			Cumulative
			Total
Income / (expense)	Year ended August 31,		Restatement
	2005	2004	to Net Loss
Net loss, as previously reported	$(5,379)	$(7,402)
Adjustments for derivative liabilities	$1,028	$(1,876)	$(848)
Net loss, as restated	$(4,351)	$(9,278)

Adjustments to previously reported selected balance sheet items as of August 31, 2005:

(in thousands)			August 31,
	As Previously		2005,
	Reported	Adjustments	As Restated
Current assets	$14,108	$-	$14,108
Total assets	$49,201	$(718)	$48,483
Current liabilities	$36,780	$4,619	$41,399
Total liabilities	$48,039	$4,684	$52,723
Total stockholders' equity (deficit)	$1,162	$(5,402)	$(4,240)
Total liabilities and stockholders' equity (deficit)	$49,201	$(718)	$48,483

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. We have not updated the information contained herein for events occuring subsequent to December 14, 2005, the filing date of the Original Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

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

Titan’s business operations are defined by two operating segments, which are:

•  Marketing and distributing prepaid telephone products, through its OBLIO Telecom subsidiary.

•  Fabricating printed circuit boards, through its Titan PCB West and Titan PCB East subsidiaries.

Oblio Telecom

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

Beginning in 2001, the Company, through its predecessor SVPC Partners LLC, a Delaware limited liability company that commenced its operations in July 2001 ("SVPC"), began acquiring cutting edge technology equipment, processes, customer lists and orders from competitors unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of Circuit Systems, Inc. ("CSI") pursuant to a combined approved bankruptcy court sale. After acquiring SVPC Circuit Systems, Inc. and certain assets of CSI, Titan acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc.

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

On July 28, 2005, Farwell Equity Partners, LLC (“Farwell”) and its newly formed acquisition subsidiary, Oblio Telecom, Inc. (“Oblio”) entered into an Asset Purchase Agreement with Oblio Telecom L.L.P. (“Seller”) and its sole owners, Sammy Jibrin and Radu Achiriloaie, for the purchase of substantially all of the assets of Seller. This transaction closed on August 12, 2005, upon Oblio obtaining financing for the acquisition. Also, effective on August 12, 2005 and immediately following the aforementioned closing, Farwell contributed its 1,000 shares of the common stock of Oblio to Titan, which stock represents all of the authorized and outstanding common stock of Oblio. Upon receipt of the Oblio common stock by Titan, Oblio became a wholly-owned subsidiary of Titan.

The Company's corporate offices and the location of its Oblio warehouse facility and operations are located at 407 International Parkway, Suite #403, Richardson, Texas 75081. The Company's telephone number is (972) 470-9100. The Company also maintains offices and manufacturing facilities for it PCB operations in Fremont, California and Amesbury, Massachusetts.

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

To manufacture printed circuit boards, the Company generally receives circuit designs directly from its customers in the form of computer data files, which are reviewed to ensure data accuracy, product manufacturability and design evaluation. Processing these computer files with computer-aided design technology, the Company generates images of the circuit patterns on individual layers using advanced photographic processes. Through a variety of plating and etching processes, the Company selectively adds and removes conductive materials to form horizontal layers of thin circuits called traces, which are separated by insulating material. A finished multilayer circuit board laminates together to form a number of circuitry layers, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by plating through small holes called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely tight tolerances with high accuracy. The Company specializes in high layer prototype printed circuit boards with extremely fine geometries and tolerances, and uses automated optical inspection systems to ensure consistent quality.

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

Aspect Ratios of up to 15:1 .  The aspect ratio is the ratio between the thickness of the printed circuit board to the diameter of a drilled hole. The higher the ratio, the greater the difficulty to reliably form, electroplate and finish all the holes on a printed circuit board. The Company can drill holes using a .013" drill bit on back panels measuring .200" thick.

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

 As a result of significant operating loses, high debt levels and negative working capital, the Company's independent registered public accounting firm in their report on our financial statements for the fiscal year ended August 31, 2005, raised substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is subject to its ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The Company's history of net operating losses increases the difficulty in meeting operational improvements such goals and there can be no assurances that new methods will prove successful.

The Company's limited operating history does not afford investors a sufficient history on which to base an investment decision.

The Company was incorporated in 1985 and had no material operations between 1990 and early 2000. The Company recommenced its development stage in early 2000, and had no material operations from such time until the Company acquired Titan PCB West, Inc. in August, 2002. Titan PCB West's predecessor, SVPC, commenced its operations in July 2001. In February, 2003, the Company acquired an operating business to form Titan PCB East, Inc., and in August 2005, the Company acquired Oblio Telecom, Inc., which had commenced operations in 1996. For the fiscal years ended December 31, 2004 and 2003, Oblio generated revenues of approximately $146,873,000 and $163,662,000, respectively. Its net income for those periods was $10,588,567 and $12,625,409, respectively. However, the Company has limited operating histories of its two segments. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the limited circuit board and telecommunications industries. Such risks include the following:

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

As of August 31, 2005, we had 35,332,638 shares of common stock issued and outstanding and the Company had convertible notes which could require the issuance of 3,989,388 additional shares of common stock to Laurus Master Fund, Ltd., convertible preferred stock of Oblio which is convertible to up to 6,540,000 shares of the Company’s common stock, and options and warrants which could require the issuance of 1,045,000 shares. The issuance of shares upon conversion of the Oblio preferred stock, convertible notes and exercise of warrants and options may result in substantial dilution to the interests of other stockholders since the holders may ultimately convert and sell the stock at a price lower than the current market prices. Although Laurus may not convert their convertible notes if such conversion would cause them to beneficially own more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus from converting some of their holdings, selling the shares obtained and then converting the rest of their holdings. In this way, Laurus could sell more than this limit while never holding more than this limit. In addition, pursuant to the Amended and Restated Convertible Term Note Agreement dated June 29, 2004, Laurus may void the 4.99% beneficial ownership limitation upon 75 days notice to the Company upon the occurrence of an Event of Default. This could result in Laurus holding more than 4.99% of our outstanding stock.

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

As of the date of this report, the Company is not currently in compliance with its obligations to have a registration statement registering shares of common stock issuable to Laurus upon conversion of convertible notes and shares issued to Laurus in August 2005 declared effective within 90 days of the closing of the Company’s acquisition of Oblio. The Company’s failure to comply with the Laurus registration obligations constitutes an event of default which entitles Laurus to liquidated damages in an amount in cash equal to 1.0% - 2% for each thirty (30) day period, on a daily basis, of the original principal amount of the convertible notes. The Company has been advised by Laurus that Laurus is willing to waive liquidated damages at this time related to registration rights. However, any such later demand would be detrimental to the Company’s financial condition as it may not have sufficient cash to repay the Laurus obligations. Further, the Company granted a security interest to Laurus in substantially all of the assets of the PCB subsidiaries.

If an event of default occurs under the security agreement, secured convertible notes and stock pledge agreements, Laurus could take possession of the stock and assets of the Company’s subsidiaries, Titan PCB East and Titan PCB West.

In connection with the security agreement entered into in November 2003, as subsequently amended, the Company executed a stock pledge agreement in favor of Laurus granting them a first priority security interest in the common stock of its subsidiaries, Titan PCB East, Inc. and Titan PCB West, Inc. In addition, the Company granted to Laurus a security interest on all of the Company’s and its subsidiaries' goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement and stock pledge agreement provide that upon the occurrence of an event of default under any agreement with Laurus, Laurus shall have the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Company’s obligations under these agreements. Any attempt by Laurus to foreclose on the Company’s assets could likewise cause the Company to curtail its current PCB operations.

Oblio is in default under the loan agreement with CapitalSource, accordingly Capital Source has the option to accelerate the obligations pursuant to the Loan Agreement.

On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with this Credit and Security Agreement. The defaults deal with not maintaining minimum EBITDA as stated in the loan covenants. Oblio was also advised that CapitalSource believed Oblio had defaulted on certain representations and covenants. Although, Oblio has met all monetary obligations to CapitalSource, CapitalSource has the right to increase the interest rate on the Revolving Loan and the Term Loan by 4% per annum with Oblio being assessed an interest rate of 11.75% on the Revolving Loan and 14.75% on the Term Loans. In addition Oblio may be assessed a non-compliance fee of approximately $6,500 per day. Although the events of default permit CapitalSource to accelerate the obligations, Oblio was advised that except for the penalties described above, CapitalSource is not taking any immediate action with respect to the default. Any attempt by CapitalSource to foreclose on Oblio’s assets could cause Oblio to curtail its operations which could significantly impact the Company’s financial results.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s current facilities are as follows:

LOCATION	SQUARE FEET	PRIMARY USE	LEASE TERMS
Fremont, CA	27,984 sq ft	Current office & California Manufacturing Facility	Sub-lease expires January, 2009; lease payment of $26,865 per month

Amesbury, MA	Three parcels:	Manufacturing Facility/Office	Lease expires February 28,
	57,033 sq ft		2009; lease payments of
	2.168 acres		$21,500 per month
2.478 acres

Richardson, TX	5,900 sq ft	Office/Warehouse	Lease expires April 30, 2007; lease payments
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 2005, an affiliated group, including Farwell Equity Partners, LLC, that constitute the majority beneficial ownership of the Company’s voting stock consented to a change of name of the Company from Ventures-National Incorporated to Titan Global Holdings, Inc. An Information Statement was mailed to the Company's shareholders advising of the action taken by the Company's majority ownership. The name change became effective on November 4, 2005 upon the filing of an amendment to the articles of incorporation with the state of Utah.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's shares were traded on the OTC Bulletin Board and the ticker symbol was TTGH until November 14, 2005, when its symbol was changed to TTGL following the Company's name change to Titan Global Holdings, Inc. The Company's shares have been traded on the OTC Bulletin Board since September 21, 2002. Prior to September 21, 2002, there was no "public market" for shares of its common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock since September 21, 2002:

	High	Low
2004
First Quarter ended November 30, 2003	$1.47	$0.60
Second Quarter ended February 29, 2004	0.83	0.42
Third Quarter ended May 31, 2004	0.70	0.39
Fourth Quarter ended August 31, 2004	0.67	0.36

2005
First Quarter ended November 30, 2004	0.44	0.25
Second Quarter ended February 28, 2005...	0.29	0.14
Third Quarter ended May 31, 2005	0.20	0.09
Fourth Quarter ended August 31, 2005	0.64	0.11

2006
First Quarter (1)	0.65	0.18

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

PLAN OF OPERATIONS

          For the fiscal years ended August 31, 2005 and 2004, ten customers accounted for 36% and 33% of the Company’s sales, respectively. As of August 31, 2005, the Company had a working capital deficit of $27,291,000 and an accumulated deficit of $21,838,000. The Company generated sales of $22,779,000   and $16,367,000 for the years ended August 31, 2005 and 2004, respectively and incurred net losses of $4,351,000 and $9,278,000, respectively. In addition, during the year ended August 31, 2004, net cash used in operating activities was $3,635,000; however in the fiscal year ended August 31, 2005, the Company generated $2,387,000 from operating cash flows.

Effective on August 12, 2005, the Company completed the Oblio acquisition. The activities of Oblio substantially increased the revenues, cost and expenses of the Company after the acquisition; however, only the activities after the date of the acquisition are included in the financials for the year ended August 31, 2005.

          Because the operations of Oblio are included in the statement of loss for only part of one month for the year ending August 31, 2005, the future operating activities (i.e. revenue, cost of sales, and operating expenses) and results of operations are expected to be vastly different from the financial information included in this Form 10-KSB. Also, certain costs and operating expenses reflected in the statement of loss for the year ended August 31, 2005 are costs incurred for the integration of Oblio into the Company following the acquisition. Accordingly, the Company believes that period-to-period comparisons of results of operations are not meaningful when considering the large increase in revenue and related expenses expected to occur as a result of the Oblio acquisition.

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

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

Described below are a number of basic accounting principles which the Company employs in determining its recognition of revenues and expenses, as well as a brief description of the effects that the Company believes that its anticipated growth will have on its revenues and expenses in the future.

Sales and Revenue Recognition. The Company’s PCB subsidiaries manufacture and sell PCBs generally using customers' design plans and recognizes revenues when products are shipped to customers. Effective August 12, 2005, a much larger portion of the Company’s revenues are from the sale of prepaid telecommunications services in which revenues are recognized for prepaid phone cards upon shipment and activation and for prepaid wireless services when activated. These sales are reported net of returns and discounts. Provisions for discounts to customers, estimated returns and allowances are provided for in the same period the related revenue is recorded by using an estimate based on a percent of accounts receivable which is consistent with its historical activity and its industry peers’ policy. This allowance is also checked against the percentage of accounts receivable that are over 90 days and accounts receivable that may be in dispute due to a change in customer specifications. Given the current market conditions, the allowance is approximately eight percent of outstanding accounts receivable in the PCB segment and there is no allowance in the prepaid telecommunications segment. The percentage used may fluctuate as market conditions for its customers change over time. Because the Company’s PCB customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At August 31, 2005, the Company had an allowance for returns of $30,000 and an allowance for doubtful accounts of $288,000. Actual returns may differ materially from the Company’s estimates, and revisions to the allowances may be required from time to time. At August 31, 2005, the Company had approximately 500 customers.

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

The Company expects sales of PCBs to grow as it develops its reputation in its target market and the Company expands upon its receiving Military Specification 31032 in its Amesbury, Massachusetts facility. Additional acquisitions will also increase sales as well as cause disruption as facilities, employees, and processes are integrated. The Company expects these fluctuations to be relatively short lived while expecting the sales growth to be more permanent with the variable of market demand as a condition.

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

Cost of Sales.  In the Company's PCB segment, cost of sales consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of its products. Many factors affect its gross margin, including, but not limited to, capacity utilization, production volume, production quality and yield. The Company does not participate in any long-term supply contracts and the Company believes there are a number of high quality suppliers for the raw materials the Company uses. The Company's cost of goods, as a percentage of revenues, varies depending on the complexity of the PCBs the Company manufactures in any given period. In the Company's telecommunications segment cost of sales is mainly the cost of time purchased from telecommunications distributors utilized in its products.

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

Non-cash compensation includes all stock based compensation granted to current and past employees of the Company. Included in this amount for fiscal year 2004 is $1,373,000 expensed as compensation due to original value of warrants provided by Irrevocable Children's Trust to one of the Company's past Chief Executive Officer and President which was eventually settled for a total of $170,000. This category also includes amortization of stock based compensation provided to consultants and amortization of options and warrants granted to employees and consultants for less than fair value on the date of issuances.

      Interest Expense. Interest expense reflects interest paid or accrued on debt instruments, the amortization of debt issuance costs, and finance charges. Interest expense also includes the amortization of the discount from the face value of convertible debt resulting from allocating part or all of the proceeds to the derivative instruments, which is amortized over the life of the instrument using the effective interest method.

Gain or Loss from Derivative Liabilities. The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion or other features that are required to be bifurcated and accounted for separately as derivative financial instruments. Generally, where the ability to physical or net-share settle an embedded conversion option is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative liability. In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding options and warrants as derivative liabilities, rather than as equity. Certain instruments, including convertible debt and equity instruments and freestanding options and warrants, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock. The existence of these potential cash penalties may require that the embedded conversion option and the freestanding options or warrants be accounted for as derivative instrument liabilities.

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. For derivative liabilities related to freestanding warrants and embedded conversion features, we use the Black-Scholes option pricing model to determine the fair value. For derivative liabilities related to registration rights agreements and cash payment premiums, we used a discounted present value of expected future cash flows to determine the fair value. To the extent that the initial fair values of the bifurcated and/or freestanding derivative liabilities exceed the total proceeds received, an immediate charge to the statements of loss is recognized, in order to initially record the derivative liabilities at fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to the statements of loss, using the effective interest method.

RESULTS OF OPERATIONS .

          The following table sets forth income statement data for the years ended August 31, 2005 and 2004 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and its consolidated financial statements and the related notes appearing elsewhere in this form 10-KSB.

          Year Ended August 31, 2005 Compared to the Year Ended August 31, 2004

($000 omitted)	Years Ended August 31,
	2005		2004
Sales	$22,779	100.0%	$16,367	100.0%
Cost of sales	21,407	94.0	14,604	89.2
	1,372	6.0	1,763	10.8
Operating Expenses:
Sales and marketing	1,550	6.8	1,424	8.7
General and administrative	2,610	11.5	4,596	28.1
Total Operating Expenses	4,160	18.3	6,020	36.8
Operating Loss	(2,788)	(12.2)	(4,257)	(26.0)
Interest expense	(1,332)	(5.8)	(3,038)	(18.6)
Other expense	(231)	(1.0)	(1,983)	(12.1)
Net Loss	$(4,351)	(19.1)%	$(9,278)	(56.7)%

Sales. Sales increased by $6,412,000 or 39.2% from $16,367,000 in the year ended August 31, 2004 to $22,779,000 in the year ended August 31, 2005. The majority of this increase resulted from the sales in the Company's Oblio subsidiary which the Company acquired in mid-August 2005. Fiscal 2005 also saw an increase in sales as a result of an increase in the number of PCB customers as well as the increase in the average quantity purchased by each customer, partially offset by decrease in average pricing as a result of product mix changes, competitive pressures on pricing for both quick-turn and volume orders resulting from the overall decline in the electronics industry, and a lower level of premium revenue. While the Company sees some stabilization in pricing as competitors are unable to effectively compete and are being forced to close, the Company expects this situation to continue for the near future. As a result of a smaller number of competitors, the Company is currently experiencing a rebound in sales orders and an increase in average panel prices.

Cost of Sales. Cost of sales increased $6,803,000, or 46.6%, from $14,604,000 in the year ended August 31, 2004 to $21,407,000 in the year ended August 31, 2005, and as a percentage of sales increased from 89.2% in the year ended August 31, 2004 to 94.0% in the year ended August 31, 2005. The increase in cost of sales resulted from a greater number of PCBs sold as well as the increase for cost of sales from the Company's telecommunications segment incurred since the Oblio acquisition on August 12, 2005. The Company realized higher than normal costs in the Titan PCB East facility as the result of excess capacity and higher cost in the Titan PCB West facility due to inefficiencies resulting from a greater number of jobs being manufactured. The Company is currently attempting to redistribute the workload between the two PCB plants.

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

Interest Expense. Interest expense reflects interest paid or accrued on debt instruments, the amortization of debt issuance costs, and finance charges. Interest expense includes, for derivative instrument liabilities, the amortization of the discount from the face value of convertible debt resulting from allocating part or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, which is amortized over the life of the instrument, using the effective interest method. Total interest expense for the fiscal 2005 of $1,332,000 was down $1,706,000 from fiscal 2004 expense of $3,038,000. Non-cash interest expense was $755,000 and $2,371,000 in fiscal 2005 and fiscal 2004, respectively, while cash interest was $577,000 and $667,000 in fiscal 2005 and fiscal 2004, respectively. Non-cash interest expense in fiscal 2004 was higher than fiscal 2005 primarily due to related to: (i) a non-cash interest charge of $1,118,000 related to the beneficial conversion feature of related party notes of $1,450,000 converted into equity in May, 2004, and (ii) a $454,000 charge, including a non-cash portion of $414,000 for equity related to a 60 day $400,000 short term note,

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Company recognized non-cash losses from the change in fair value of its derivative liabilities of $1,661,000 and $2,184,000 in the years ended August 31, 2005 and 2004, respectively.

Gain on Extinguishment of Debts. In the fiscal year ended August 31, 2004, the gain on extinguishment of debt of $349,000 arose from the early retirement of capital leases with Alco and Equinox notes. An amendment to the loan agreements on August 12, 2005 between the Company and Laurus resulted, in part, in the cancellation of warrants outstanding to Laurus for the purchase of an aggregate of 3,500,000 shares of Common Stock and the issuance to Laurus of 2,500,000 shares of Common Stock. (See Note 9. “Debt and Derivative Liabilities” to the financial statements.) In accordance with accounting rules for debt modification, the Company has treated the transaction as a debt extinguishment. As a result, the restructured debt was recorded at fair value and the Company recorded a debt extinguishment gain of $1,427,000 in the year ended August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal sources of liquidity have been cash provided by a private placement, an infusion of capital from its largest shareholder, and borrowings under its agreements with Laurus and CapitalSource as described below. The Company's principal uses of cash have been for operations, to meet debt service requirements, finance capital expenditures and finance the Oblio acquisition. The Company anticipates these uses will continue to be its principal uses of cash in the future.

    The Company will require additional financing in order to implement the Company's business plan. The Company currently anticipates capital expenditures of at least $500,000 during the next 12 months. If the anticipated cash generated by its operations are insufficient to fund requirements and potential losses, the Company will need to obtain additional funds through third party financing in the form of equity or debt. Particularly in light of its limited operating history and losses incurred, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, its business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of its common stock may experience substantial dilution.

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

          In the fiscal year ended August 31, 2005, the Company utilized $107,000 for the purchase of fixed assets compared to $616,000 used for the purchase of fixed assets in the fiscal year ended August 31, 2004, a decrease of $509,000, or 82.7%. The Company also expended $15.9 million in cash for the purchase of Oblio on August 12, 2005.

BORROWING ARRANGEMENTS

The loans to the Company are principally with (i) Laurus Master Fund, Ltd. ("Laurus") and are utilized primarily for the PCB subsidiary operations and secured by its assets, and (ii) with CapitalSource Finance LLC ("CapitalSource"), which was utilized in connection with the Oblio acquisition in August 2005 and for its continuing operations, and are secured by Oblio’s assets. From time to time, loans have been obtained from related parties to fund working capital or other needs. The various borrowing arrangements are described below and in Note 9 - “Debt and Derivative Liabilities” in the financial statements.

LAURUS LOANS

Original 2003 Notes

On November 20, 2003, the Company entered into loan agreements with Laurus, including principally a Security Agreement, a Securities Purchase Agreement ("SPA"), and a Registration Rights Agreement. Pursuant to the Security Agreement, the Company issued to Laurus (i) a Secured Revolving Note (the "Revolving Note") in the maximum principal amount of $2,500,000 and (ii) a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the original principal amount of $1,500,000. As prescribed by the terms of the Security Agreement, the Company may borrow from Laurus such amount as shall equal 85% of the Company's eligible accounts receivable on the PCB West and PCB West subsidiaries, up to a maximum of $4,000,000. Additional Minimum Borrowing Notes may be issued from time to time upon request by the Company, provided the Company has availability under the Revolving Note using the prescribed formula or, at the discretion of Laurus, Laurus may advance additional loans in excess of the formula amount. The Revolving Note and the Minimum Borrowing Note matures on August 12, 2008. Pursuant to the SPA, the Company also issued and sold to Laurus a convertible term note (the "2003 Term Note") in the principal amount of $2,100,000. The first payment of the monthly principal amount of $64,000 on the 2003 Term Note commenced on February 1, 2004 and the maturity date is November 20, 2006. These principal payments commenced February 1, 2004 and were paid until December 1, 2004 at which time Laurus agreed to delay the monthly payments for six months until June 30, 2005. (See “2005 Amendment to Loan Agreements” for the current payment schedule.) As of August 31, 2005, the Company had available to borrow under the Revolving Note $1,297, limited to its borrowing calculation availability.

Interest on all Laurus notes is at prime rate plus 3%, with a minimum rate of 7%, and is paid monthly in arrears on the first day of the following month. (See “General Terms of Laurus Note” below for other provisions common to all note instruments issued to Laurus.)

Pursuant to each of the Security Agreement and the SPA, warrants to purchase up to 600,000 shares and 350,000 shares, respectively, of the Company’s common stock, par value $0.001 per share (the “Common Stock”) were issued to Laurus. The warrants had exercise prices ranging from $0.83 to $0.97 per share. These two warrants initially expired on November 20, 2010; however, both warrants, together with other warrants issued later, were cancelled on August 12, 2005 without an exercise under the warrants on any underlying shares. (See “2005 Amendment to Loan Agreements” below.)

The outstanding principal and accrued interest under the Minimum Borrowing Notes, the Revolving Note, and the 2003 Term Note (collectively, the "2003 Notes") are convertible into shares of the Common Stock at the option of the noteholder, initially at a price of $0.77 per share. The conversion price was amended to $0.60 on January 8, 2004 in connection with an over-advance made to the Company, further amended on February 25, 2004 to $0.40 per share, and on August 12, 2005 to $1.50 per share. The Company, at its option but subject to certain restrictions, may pay all or part of the monthly payments of accrued interest on the Minimum Borrowing Notes and the 2003 Term Note (and in the case of the 2003 Term Note, the principal and accrued interest) in shares of the Company. However, if the closing price of the Common Stock for any of the 10 trading days preceding any payment date is less than 110% of the fixed conversion price, the Company must make the payments in cash. During fiscal year 2004, the Company paid off $534,000 of the 2003 Term Note through stock conversions.

2004 Term Note #2

On March 30, 2004, the Company issued and sold to Laurus an additional convertible term note in the principal amount of $750,000 (“Term Note #2") and a warrant to purchase up to 750,000 shares of Common Stock at an exercise price of $0.50 per share. Term Note #2 and the related warrants were issued pursuant to a Security Agreement, a Stock Purchase Agreement, and a Registration Rights Agreement, which were similar with the terms of the agreements issued in 2003. The warrant had an expiration date of March 30, 2011, however, was cancelled on August 12, 2005 without an exercise under the warrant on any shares. The conversion price into shares of Common Stock was initially $0.40 per share and was changed to $1.50 per share on August 12, 2005. The scheduled first monthly payment of principal on July 1, 2004 was delayed as part of the amendments to Term Note #2 below.

2004 Amended and Restated Term Note #2

On June 29, 2004, Term Note #2 and its related Registration Rights Agreement were amended and restated, pursuant to which the Company issued and sold to Laurus an additional $1,500,000 in principal amount under the convertible note and a warrant to purchase up to an additional 1,800,000 shares of Common Stock at an exercise price of $0.50 per share. This $1,500,000 loan and the $750,000 loan in March 2004 were combined into an amended and restated note for a total principal amount of $2,250,000 (the “2004 Amended Term Note”) with monthly principal payments of $73,000 beginning on September 1, 2004. Monthly principal payments were discontinued after December 1, 2004, by agreement with Laurus, until June 30, 2005. (See “2005 Amendment to Loan Agreements” below for the current payment schedule.) This note has a maturity date of March 30, 2007. The conversion price into shares of Common Stock at $0.40 per share was changed to $1.50 per share on August 12, 2005. The warrant for 1,800,000 shares had an expiration date of June 29, 2011, however, was cancelled on August 12, 2005 without an exercise under the warrant on any shares.

2005 Over-Advance on Revolving Note

On April 4, 2005, Laurus agreed to provide the Company an over-advance of up to $1,000,000 under the Security Agreement, the Revolving Note and the Minimum Borrowing Notes executed in 2003 (the “2005 Over-Advance”). The maturity date for the 2005 Over-Advance is April 4, 2006. As additional collateral solely for the 2005 Over-Advance, Farwell provided Laurus with a limited guaranty secured by a pledge of certain publicly traded securities in an unrelated entity owned by Farwell. (See Note 20. “Related Parties” in the financial statements.) Pursuant to an Indemnification Agreement with Farwell, the Company indemnified Farwell for any liabilities Farwell may incur as a result of its pledge of the securities to Laurus.

2005 Amendment to Loan Agreements

On August 12, 2005, the Company amended various terms of existing loan agreements with Laurus, which is summarized as follows:

1.	The conversion price for the conversion of all notes into shares of Common Stock was increased from $0.40 per share to $1.50 per share;

2.
Until March 1, 2006, the Company’s prepayment penalties under all of the Laurus notes will be equal to 5% of any principal amount prepaid; after March 1, 2006, the prepayment penalties will be equal to the amounts called for under the each of the notes, which is 15% of any principal amount prepaid;

3.	The maturity date of the 2003 Revolving Note and the 2003 Minimum Borrowing Note, together with the Security Agreement related thereto, will be extended until August 12, 2008;

4.
The minimum monthly payment pursuant to the 2004 Amended Term Note will be $25,000 in principal per month together with accrued interest thereon from October 1, 2005, through February 1, 2006, and $215,000 principal per month, together with accrued interest thereon, from March 1, 2006 through March 1, 2007, with any balance paid with the final payment;

5.
The minimum monthly payment pursuant to the 2003 Term Note will be $25,000 principal per month together with accrued interest thereon from October 1, 2005, through February 1, 2006, and $150,000 principal per month, together with accrued interest thereon, from March 1, 2006 through November 1, 2006, with any balance paid with the final payment;

6.
The Company will be permitted to immediately borrow all funds available pursuant to the 2003 Security Agreement and the 2005 Over-Advance. The collateral pledged by Farwell in support of such over-advance amount will continue to be pledged to Laurus until such time as the over-advance is indefeasibly repaid in full;

7.	All warrants previously issued to Laurus for the exercise on 3,500,000 shares of Common Stock were cancelled;

8.	The Company will immediately issue 2,500,000 shares of its Common Stock to Laurus; and

9.
The Registration Rights Agreements were amended to provide that a registration statement covering the resale of Common Stock issuable upon conversion of all notes, together with the 2,500,000 shares of Common Stock issued to Laurus in connection with this amendment, is to be declared effective by the Securities and Exchange Commission (“SEC”) no later than 90 days after the closing date of the Oblio acquisition.

General Terms of Laurus Notes

Interest on all Laurus notes is at prime rate plus 3%, with a minimum rate of 7%, and is paid monthly in arrears on the first day of the following month.

Each of the Laurus notes may be prepaid in cash by paying to the holder 115% of the principal and related accrued and unpaid interest. In addition, the Minimum Borrowing Note, 2003 Term Note, and 2004 Amended Term Note may be prepaid at the Company's option in shares of Common Stock, if and to the extent the average closing price of the Common Stock is greater than 110% of the conversion price for at least 5 consecutive trading days, subject to certain limitations and restrictions.

Laurus shall not be entitled to be issued shares of Common Stock in repayment of any portion of the convertible notes or upon exercise of either of the warrants, if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of the Company’s issued and outstanding Common Stock upon such issuance, unless Laurus provides at least 75 days' prior written notice to us of its revocation of such restriction.

The Company's obligations under each of the notes and the related agreements are secured by a pledge by us of shares representing 100% of the share capital of the PCB East and PCB West subsidiaries (collectively, the "PCB Subsidiaries"), a guaranty of such obligations by each of the PCB Subsidiaries, and the grant of a security interest by each of the PCB Subsidiaries in their respective assets.

The loan agreements with Laurus contain many provisions for events of default including: (i) any failure to pay any amount when due; (ii) nonpayment of any taxes when due; (iii) any material breach by us of any other covenant made to Laurus; (iv) any misrepresentation made by us to Laurus in the documents governing the credit facility; (v) the institution of certain bankruptcy and insolvency proceedings by or against us; (vi) suspensions of trading of its common stock; (vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of its other indebtedness; (viii) payments of any dividends either in cash or stock; (ix) changes of control of the company; and (x) penalties for not filing registration statements timely with the SEC and for not continuing the effectiveness of registration statements for securities issued to Laurus.

A registration rights agreement covers the convertible notes and warrants issued on November 20, 2003 and a second registration rights agreement covers the convertible notes and warrants issued on March 30, 2004 and June 29, 2004 (collectively, the “Registration Rights Agreements”). An initial registration statement was to be filed with SEC within 30 days of November 20, 2003 and was to be declared effective by SEC within 90 days of November 20, 2003. The Registration Rights Agreements were amended on August 12, 2005 to include the registration of the 2,500,000 shares of Common Stock issued to Laurus upon cancellation of all warrants, and the registration statement was to be declared effective within 90 days. Generally, additional registration statements are required to be filed with SEC under the Registration Rights Agreements as necessary to maintain an effective registration statement covering the total number of shares of Common Stock underlying the convertible notes ,warrants (for the period of time they were outstanding) and Common Stock issued to Laurus until all registered securities of the Company held by Laurus have been sold, or can be sold under SEC Rule 144(k) after a 2-year holding period without volume restrictions. The Registration Rights Agreements provide for liquidated damage payments of 1 to 2% per month (calculated on the amount of the indebtedness due to Laurus) for breach of the terms of the document. Since 2003, the Company has from time to time been in default of the registration requirements of the Registration Rights Agreements for failures in filing registration statements timely or for not maintaining the effectiveness of a registration statement covering all shares of Common Stock required to be covered. However, no demand, assessment or notice of liquidated damage amounts has be made by Laurus, no such payments have been made to Laurus, and Laurus has informally waived payment of any such amounts. The Company has calculated the estimated amount of penalties that could potentially be due as part of the periodic derivative calculation. As of August 31, 2005, the estimated fair value of the potential liability recorded by the Company for liquidated damages under the Registration Rights Agreements was $1,268,000, which has been recorded in derivative liabilities and charged to gain or loss on fair value of derivative liabilities.

The modifications on August 12, 2005 to the various loan agreements with Laurus were accounted for in accordance with existing convertible debt extinguishment rules. Specifically, the issue of the 2,500,000 shares of the Company’s common stock was treated as an exchange for the cancellation of warrants held by Laurus and a modification to the debt agreements. The Company determined that, based on the net present values of the original and amended cash flows related to the debt, the amended debt was “substantially different,” as that term is defined in Emerging Issues Task Force (EITF) Abstracts 96-19 and 05-07. The fair value of the warrants previously recognized by the Company as a liability, the value of the stock exchanged at current market price and the change in fair value of the Notes and embedded derivatives has been treated as a gain on debt extinguishment and the reissue of debt, which has resulted in the recognition of a gain of $1,427,000 in the year ended August 31, 2005. (See Note 10, “Gain on Extinguishment of Debt” In the financial statements.)

At August 31, 2005, the Company was in default under its loan agreements with Laurus relating to the Company not having provided annual audited financial statement to Laurus within the prescribed time, as well as the failure of the Company to obtain effectiveness of a registration statement on Form SB-2 filed with SEC covering the securities issued to Laurus within 90 days of the amendments to the loan agreements executed on August 12, 2005. Accordingly, the Company has classified all Laurus debt as current at August 31, 2005.

CAPITALSOURCE LOANS

On August 12, 2005, in connection with the acquisition of Oblio by the Company, Oblio entered into a credit facility (“Credit Facility”) with CapitalSource. The Credit Facility consists of a $15,000,000 revolving line of credit (the “Revolver”), a $5,000,000 senior term loan (the "Term Loan A") and a $6,400,000 senior term loan (the "Term Loan B"). Approximately $16,217,000 was borrowed upon the closing of this transaction. In connection with the execution of the Credit Facility, the Company paid CapitalSource a commitment fee of $264,000 and transaction costs of $239,000 related to the Credit Facility. In addition, the Company issued 1,250,000 shares of its Common Stock to an affiliate of CapitalSource, which was valued at $0.2245 per share, or a total of $281,000. The commitment fee, the transaction costs and the total value of the Common Stock issued have been capitalized as loan costs and are being amortized over the 15 month life of the CapitalSource term loans.

The Revolver has a maturity date of August 12, 2008 and prepayments of principal are subject to penalty. Interest is at a minimum prime rate of 6.25% plus 1.0 % over prime, or a total minimum rate of 7.25%, and is paid monthly in arrears. At August 31, 2005, the interest rate on the Revolver was 7.5%. The amounts available from time to time under the Revolver are determined by the value of Oblio's eligible receivables and inventory, after applying prescribed advance rates. At August 31, 2005, the outstanding balance under the Revolver was $2,467,000, with $12,533,000 available to borrow, but limited to the borrowing calculation availability.

The Term Loan A and the Term Loan B have a term of 15 months with a maturity date of December 1, 2006. Monthly principal payments on both loans and are based on a 24-month amortization with a balloon payment due at maturity. Interest on both loans is at a minimum prime rate of 6.25%, plus 4.0% over prime, or a minimum total rate of 10.25%. At August 31, 2005, the interest rate charged on the Revolver was 10.5%. Interest is payable monthly in arrears commencing on September 1, 2005, and monthly principal payments commence on October 1, 2005. Both term loans may be prepaid without penalty. Additional monthly payments on principal are to be made in the amount of 100% of Oblio's excess cash flow, as defined in the Credit Facility, and will be applied equally to repayment of the Term Loan A and the Term Loan B.

As security for its obligations under the Credit Facility, Oblio pledged all of its assets, and the Company pledged its stock in Oblio. As additional collateral solely for Term Note B, Farwell provided CapitalSource with a limited guaranty, with recourse only to a pledge of certain publicly traded securities in an unrelated entity owned by Farwell. (See Note 20. “Related Parties” in the financial Statements.)

As part of the Credit Facility, the Company is obligated for a monthly 0.021% fee on all unused lines, and a monthly 0.042% collateral management fee. Other significant provisions under the Credit Facility include (1) a mandatory prepayment if change in control occurs or upon the sale of material assets; (2) a required filing of a registration statement with the SEC covering the 1,250,000 shares of Common Stock granted to CS Equity, LLC, an affiliate of Capital Source; and (3) the non-payment of dividends and interest on amounts due the sellers of Oblio until the term notes are paid in full.

On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with the Credit and Security Agreement. The defaults deal with not maintaining minimum EBITDA as stated in the loan covenants and certain other representations and covenants. (See Note 22 - “Subsequent Events” in the financials.) Although CapitalSource has not accelerated the loans as permitted under provisions of the Credit and Security Agreement, because of the existence of these defaults the total amount outstanding under the term notes of $11,400,000 have been classified as current at August 31, 2005.

OTHER SHORT-TERM DEBT

Between March and May, 2004, the Company issued approximately $1,735,000 in convertible notes to various parties, of which $1,450,000 was to the Company's major stockholder. These notes carried an interest rate of 10% per annum and were convertible into shares of Common Stock at a conversion price of $0.32 per share. The balance of $1,450,000 due under the notes to the major stockholder was converted into 4,531,250 shares of Common Stock effective on May 31, 2004. Of the remaining notes totaling $285,000, principal payments of $230,000 were made, leaving a balance of $55,000 at August 31, 2005. Notes on the remaining balance of $55,000 were rewritten without a conversion feature and were due July 31, 2005. The notes were paid off in full in September 2005.

SELLER-FINANCED DEBT

Seller-financed debt was provided in connection with the acquisition of Oblio on August 12, 2005, and the Company issued to the Seller, Oblio Telecom, LLP (now known as F&L, LLP), an 18-month promissory note in the principal amount of $2,500,000. The note matures on February 12, 2007 and carries an interest rate of 1% per annum. The note was recorded at its fair value of $2,245,000, and the associated discount of $255,000 is being amortized over the 18 month term of the note. The effective interest rate on the note is approximately 7.50%. This note is subordinated to the CapitalSource debt as described above. Certain events of default related to the note occurred subsequent to year end and have been waived by the noteholder without the Company incurring fees for the waiver, without the imposition of interest rate increases, and without an acceleration of amounts due under the note. Further, the terms of the waiver cover events of default that may continue to occur. Additional seller financing was provided upon the closing of the Oblio acquisition in the amount of $2,323,000. This was a contractual short term obligation that arose pursuant to the agreement for the purchase of Oblio, and was not interest-bearing. The Oblio subsidiary also issued its redeemable convertible preferred stock to the Seller (see below) with an initial stated value of $9,000,000.

CONVERTIBLE NOTE - RELATED PARTY

On November 30, 2004, the Company entered into a 10% $1,000,000 convertible note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello (see Note 20 - “Related Parties” in the financials) agreed to loan the Company up to a total of $1,000,000. The note had an initial maturity date of January 31, 2005 but was subsequently extended to December 31, 2005. The note was convertible into shares of Common Stock at $0.12 per share. A previously outstanding loan from Mr. Crivello in the amount of $50,000 was rolled into the Crivello Note and on November 30, 2004, the Company received the first cash advance on the note of $300,000. Additional cash amounts totaling $283,000 were loaned under the note, plus $67,000 of expenses incurred by Mr. Crivello on behalf of the Company, bringing the total outstanding under the note to $700,000 in July, 2005. On July 28, 2005, Mr. Crivello assigned the note with its $700,000 balance to Farwell, and Farwell converted the $700,000 into 5,833,333 shares of Common Stock at the conversion price of $0.12 per share. Subsequent to the conversion, additional amounts were advanced to the Company from Farwell under the note, although the conversion option can be exercised only once during the term of the loan. The additional advances under the note consisted of $165,000 in costs paid by Farwell for transaction costs on the Oblio acquisition and the accrued and unpaid interest on the note from November 30, 2004 through August 31, 2005, which brought the total outstanding to $201,000 at August 31, 2005.

REDEEMABLE PREFERRED STOCK

In connection with the acquisition of Oblio by the Company, Oblio issued to F&L, LLP (f/k/a Oblio Telecom, LLP), 9,000 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”), with an initial stated value upon issue of $1,000 per share. The Series A Preferred is convertible into shares of Titan’s Common Stock at $1.50 per share. The Series A Preferred consists of four tranches, the first one of which includes 3,000 shares and each one of the others include 2,000 shares, subject (except in the case of the first tranche) to reduction in the event Oblio fails to meet certain EBITDA targets. Based on these EBITDA targets, the initial value of the Series A Preferred could be reduced by a maximum of $6,000,000. In no case can the final value ever be more than $9,000,000. Holders of the Series A Preferred are entitled to preferential cash dividends out of the Company’s funds at an annual rate of 3% of the then current stated value, payable quarterly. Oblio may redeem the Series A Preferred at any time at a premium of 105%, 110% and 115% of the then stated value (plus accrued and unpaid dividends) during the first, second and third year after issuance, respectively. All shares must be redeemed on the third anniversary from issuance. The first tranche is convertible immediately. Commencing on each of the three anniversaries following the issuance of the Series A Preferred, each of the second, third and fourth tranches are convertible into a number of shares of Common Stock equal to the then stated value (plus accrued and unpaid dividends) divided by $1.50 (the “Conversion Price”). The Conversion Price is subject to adjustments as a result of, among other things, stock splits and reclassifications and contains initial anti-dilution provisions including adjustments to the Conversion Price in the event of the Company issuing Common Stock at prices below the initial Conversion Price. The Series A Preferred is non-voting. The Company has undertaken to register the shares of Common Stock issuable upon conversion of the Series A Preferred. In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as long-term debt as well as the associated dividends of $14,000 for the period of the acquisition through the end of the fiscal year. Certain events of default related to the Series A Preferred occurred subsequent to year end and have been waived by the holders.

DERIVATIVE LIABILITIES

The Company, in conjunction with its former independent registered public accounting firm and an outside consultant specializing in derivative accounting issues, recently conducted an analysis of the Company's various financial instruments and agreements into which it had previously entered in regard to a convertible debt and preferred stock financing, with a particular focus on the accounting treatment of derivative financial instruments under SFAS No. 133 and EITF No. 00-19. Accordingly, certain accounting policies previously considered by management and its advisors to reflect best industry practices have since been superseded by new interpretations.

Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock, the Company has identified certain embedded and freestanding derivative instruments. Generally, where the ability to physical or net-share settle an embedded conversion option or free standing financial instrument is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated and both the freestanding instruments and bifurcated conversion feature are accounted for as derivative liabilities.

At each reporting date, the Company estimates the fair values of all derivatives and changes in the fair value are charged to operations. For embedded and free standing derivatives valued using the Black-Scholes option pricing model the following assumptions were used: (1) contractual term of 3 to 7 years; (2) volatility of 85%, (3) risk free interest rate of 4.17% and (4) dividend rate of 0%. See Note 9. “Debt and Derivative Liabilities” for more detailed information on the impact of this accounting treatment on the results of operations for the years ended August 31, 2005 and 2004.

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of August 31, 2005 for the next three fiscal years. The Company does not have any contractual obligations that extend beyond three fiscal years:

		Payments by Period
Contractual Obligations	Total	Within 1 year	Years 2 & 3
Employment Agreements	$1,459,520	$535,000	$924,520
Long-Term Debt, classified as current	14,895,894	14,895,894	-
Long-Term Debt	2,500,000	-	2,500,000
Operating Leases	2,521,650	679,915	1,841,735
Short Term Debt	2,543,126	2,543,126	-
Revolving Lines of Credit	5,954,764	5,954,764	-
Preferred Stock	9,014,250	-	9,014,250
Other	729,000	729,000	-
Total Contractual Cash Obligations	$39,618,204	$25,337,699	$14,280,505

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has outstanding at August 31, 2005, certain options, warrants, convertible debt, convertible redeemable preferred stock and embedded and freestanding derivative liabilities which are exercisable or convertible into the Company’s common stock. If all these instruments were exercised or converted, the Company’s common shareholders could experience significant dilution. The Company would not receive any additional cash proceeds upon the conversion of the convertible debt or convertible preferred stock. The Company may receive cash proceeds upon the exercise of the warrants or options equal to the exercise price of those instruments. However, based on the Company’s current stock price in relation to the exercise price of these instruments, the Company does not expect to receive any material cash proceeds from the exercise of these instruments.

In September 2005, the Company issued a letter of credit in favor of a vendor in the amount of $750,000. This letter of credit is secured by a restricted cash deposit in the same amount.

The Company indemnified Farwell, a related party, against any costs associated with Farwell’s pledge to Laurus of certain marketable securities owned by Farwell in an unrelated entity. The pledge was related to a $1.0 million loan from Laurus to the Company in April 2005 as an over-advance on a revolving note. (See Note 9. “Debt and Derivative Liabilities” in the financial statements.)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees(“APB No. 25”) and amends SAS No. 95, Statements of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company expects to adopt SFAS No. 123(R) effective on September 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. The Company is evaluating which method to adopt.

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. We expect the adoption of SFAS No. 123(R) to not have a material effect on its results of operations. Additionally, the Company’s results of operations could be materially affected by share-based payments issued after the adoption of SFAS No. 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 3 to the Company’s financial statements.

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

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, to amend APB Opinion No. 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is in the process of evaluating the impact on its financial position or results of operations.

In December 2004, FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s position or results of operations.

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

Inventory valuation.

PCB Segment. The Company's policy is to value raw material inventories at the lower of cost or market on a part-by-part basis on a first in first out basis. The Company also values work-in-process and finished goods utilizing a standard cost system which management believes approximates cost. This policy requires us to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. While the Company did not achieve its budgeted forecasts, the Company does not have significant idle capacity in either manufacturing facility.

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

Long-lived Assets.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

Goodwill and Intangible Assets.

The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires estimating the fair value of the respective reporting unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case we supplement the cash flow approach discussed above with independent appraisals, as appropriate.

Derivative Liabilities.

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion and other features that are required to be bifurcated and accounted for separately as derivative financial instruments. Generally, where the ability to physical or net-share settle an embedded conversion option is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding options and warrants as derivative liabilities, rather than as equity. Certain instruments, including convertible debt and equity instruments and freestanding options and warrants, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock. The existence of these potential cash penalties may require that the embedded conversion option and the freestanding options or warrants be accounted for as derivative instrument liabilities.

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statement of loss. For derivative liabilities related to freestanding warrants and embedded conversion features, we use the Black-Scholes option pricing model to determine the fair value. For derivative liabilities related to registration rights agreements and cash payment premiums, we used a discounted present value of expected future cash flows to determine the fair value.

To the extent that the initial fair values of the bifurcated and/or freestanding derivative liabilities exceed the total proceeds received, an immediate charge to the statement of loss is recognized, in order to initially record the derivative liabilities at fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to the statements of loss, using the effective interest method. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification of the host instrument.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated)
Richardson, Texas

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

Boston, Massachusetts

November 28, 2005, except for Notes 1 and 4 as to which the date is December 31, 2005

Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated)
Consolidated Balance Sheet
August 31, 2005
(In thousands, except share data)

Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,242
Accounts receivable, trade (less allowance for doubtful accounts of $288 and
allowance for sales returns of $30)	8,608
Inventory, net	3,098
Prepaid expenses and other current assets	160
Total current assets	14,108
Equipment and improvements, net	2,228
Definite-lived intangible assets, net	26,371
Capitalized loan fees, net	874
Goodwill	4,454
Other assets	448
Total assets	$48,483

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable - trade	$14,447
Accrued liabilities	2,182
Short-term debt	20,868
Derivative liabilities	1,378
Short-term seller-financed debt	2,323
Note payable - related party	201
Total current liabilities	41,399
Long term seller-financed debt	2,245
Redeemable, convertible preferred stock - 9,000 shares authorized, issued and
outstanding (preference in liquidation of $9,014)	8,172
Long-term derivative liabilities	907
Total liabilities	52,723
Commitments and contingencies (Notes 9 and 18)
Stockholders' deficit:
Common stock-$0.001 par value; 950,000,000 shares authorized; 35,332,638
shares issued and outstanding	35
Additional paid-in capital	17,570
Deferred compensation	(7)
Accumulated deficit	(21,838)
Total stockholders' deficit	(4,240)
Total liabilities and stockholders' deficit	$48,483

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated)
Consolidated Statements of Operation
(In thousands, except share and per share amounts)

	Years Ended August 31,
	2005	2004
	Restated	Restated
Sales	$22,779	$16,367

Cost of sales	21,407	14,604

	1,372	1,763

Operating expenses:
Sales and marketing	1,550	1,424
General and administrative expenses (including non-cash compensation of $210 and $2,461)	2,610	4,596
Loss from operations	(2,788)	(4,257)

Other income (expenses):
Interest expense (including non-cash of $755 and $2,371)	(1,332)	(3,038)
Loss on fair value of derivative liabilities	(1,661)	(2,184)
Gain on extinguishment of debts	1,427	349
Miscellaneous	3	(148)
Loss before income taxes	(4,351)	(9,278)
Provision for income taxes	-	-

Net loss	(4,351)	(9,278)
Accrual of preferred stock dividend	(14)	-
Net loss applicable to common shareholders	$(4,365)	$(9,278)

Net loss applicable to common shareholders per share:
Basic and diluted	$(0.17)	$(0.49)

Number of weighted average shares:
Basic and diluted	25,555,743	18,879,605

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated)
Consolidated Statements of Stockholders' Equity / (Deficit)
(In thousands, except share amounts)

	Common Stock					Total
	Shares	at Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Stockholders’ Equity / (Deficit)
						(Restated)
Balance, August 31, 2003	14,624,687	$15	$9,149	$(8,209)	$(2,072)	$(1,117)
Issuance of stock in private offering	1,000,000	1	159	-	507	667
Delayed issuance of stock for prior year offering	86,196	-	-	-	-	-
Issuance of stock as financing cost	150,000	-	109	-	-	109
Repurchase and settlement of warrant	-	-	(50)	-	-	(50)
Beneficial conversion features on convertible
debt financing	-	-	148	-	-	148
Additional interest expense on converted debt to related party	-	-	1,118	-	-	1,118
Issuance of stock for professional services	1,830,000	2	946	-	(724)	224
Issuance of stock for debt conversion	1,701,985	2	754	-	-	756
Issuance of stock for converted interest expense	775,187	1	540	-	-	541
Issuance of warrants for consulting services	-	-	110	-	(110)	-
Issuance of stock for debt conversion - related
parties	4,531,250	4	1,446	-	-	1,450
Cancellation of previously awarded employee
options	-	-	(33)	-	33	-
Amortization of deferred compensation	-	-	-	-	2,169	2,169
Net loss	-	-	-	(9,278)	-	(9,278)
Balance, August 31, 2004	24,699,305	25	14,396	(17,487)	(197)	(3,263)
Issuance of stock for converted interest expense	50,000	-	20	-	-	20
Beneficial conversion features on convertible
debt financing - related party	-	-	698	-	-	698
Issuance of stock for debt conversion - related
parties	5,833,333	6	694	-	-	700
Issuance of stock exchanged for cancellation of
warrants	2,500,000	2	1,273	-	-	1,275
Issuance of stock for acquisition	1,000,000	1	223	-	-	224
Issuance of stock for debt acquisition costs	1,250,000	1	280	-	-	281
Amortization of deferred compensation	-	-	-	-	190	190
Preferred stock dividends accrued	-	-	(14)	-	-	(14)
Net loss	-	-	-	(4,351)	-	(4,351)
Balance, August 31, 2005	35,332,638	$35	$17,570	$(21,838)	$(7)	$(4,240)

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated)
Consolidated Statements of Cash Flow
(In thousands, except share and per share amounts)

	Years Ended August 31,
	2005	2004
	Restated	Restated
Cash flows from operating activities:
Net loss	$(4,351)	$(9,278)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	707	809
Bad debt and sales return allowances	183	47
Non-cash compensation	210	2,461
Inventory reserve	-	(54)
Non-cash effective interest charges on loans and amortization of debt
discounts and bank fees	755	2,371
Loss on fair value of derivative liabilities	1,661	2,184
Accrued expense converted to notes	-	418
Gain on extinguishment of debts	(1,427)	(349)
Changes in operating assets and liabilities:	-	-
Accounts receivable	(299)	(1,298)
Inventory	(456)	(74)
Prepaid expenses and other current assets	(47)	(43)
Other assets	(6)	3
Accounts payable	4,231	(642)
Accrued liabilities	1,226	(190)
Total adjustments	6,738	5,643
Net cash provided by (used in) operating activities	2,387	(3,635)

Cash flows from investing activities:
Acquisition of Oblio	(15,908)	-
Equipment and improvements expenditures	(107)	(616)
Net cash used in investing activities	(16,015)	(616)

Cash flows from financing activities:
Proceeds from notes and loans from related parties	650	801
Proceeds from issuance of long term debt, net of financing cost	11,169	4,083
Proceeds from lines of credit, net of repayments	3,848	2,118
Proceeds from public stock offering, net	-	667
Proceeds from short term notes payable	-	135
Payments on notes and loans payable	(194)	(147)
Payments on long term debt	(320)	(526)
Payments on capitalized lease obligations	-	(85)
Payments on loans from related parties	(80)	(743)
Payments on previous lines of credit	-	(1,352)
Net cash provided by financing activities	15,073	4,951

Net increase in cash	1,445	700
Cash and cash equivalents at beginning of year	797	97
Cash and cash equivalents at end of year	$2,242	$797

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated)
Consolidated Statements of Cash Flow
(In thousands, except share and per share amounts)

	Years Ended August 31,
	2005	2004
	Restated	Restated
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$576	$667
Income taxes	-	-

Non-cash activities:
Issuance of common stock for capitalized debt costs	$281	$-
Issuance of common stock for Oblio acquisition	225	-
Issuance of common stock for consulting fees	-	948
Issuance of common stock to related parties upon conversion of debt	700	1,450
Issuance of common stock to retire debt	-	745
Issuance of common stock as interest expense	20	1,768
Issuance of options/warrants as deferred compensation	-	110
Issuance of redeemable preferred stock for Oblio acquisition	9,000	-
Issuance of seller financed debt for Oblio acquisition	4,733

See report of independent registered public accounting firm and notes to the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
(FORMERLY VENTURES-NATIONAL INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share amounts)

1. Restatement

The Company has restated its financial statements as of and for the years ended August 31, 2005 and 2004 to reflect adjustments arising from the accounting for derivative debt instruments.

The Company, in conjunction with its former independent registered public accounting firm and an outside consultant specializing in derivative accounting issues, recently conducted an analysis of the Company's various financial instruments and agreements into which it had previously entered in regard to convertible debt and preferred stock financings, with a particular focus on the accounting treatment of derivative financial instruments under SFAS No. 133 and EITF No. 00-19. Accordingly, certain accounting policies previously considered by management and its advisors to reflect best industry practices have been modified by recent interpretations. As a result of this analysis, the Company was required to restate its historical financial results to account for certain non-cash expenses associated with both embedded and freestanding derivative liabilities.

The following tables set forth a summary of the adjustments included in the restatement and their impact on net losses for the years ended August 31, 2005 and 2004 and on selected balance sheet items as of August 31, 2005.

Adjustments to previously reported net losses:

(in thousands)			Cumulative
			Total
Income / (expense)	Year ended August 31,		Restatement
	2005	2004	to Net Loss
Net loss, as previously reported	$(5,379)	$(7,402)
Adjustments for derivative liabilities	1,028	(1,876)	$(848)
Net loss, as restated	$(4,351)	$(9,278)

Adjustments to previously reported selected balance sheet items as of August 31, 2005:

(in thousands)			August 31,
	As Previously		2005,
	Reported	Adjustments	As Restated
Current assets	$14,108	$-	$14,108
Total assets	$49,201	$(718)	$48,483

Current liabilities	$36,780	$4,619	$41,399
Total liabilities	$48,039	$4,684	$52,723
Total stockholders' equity (deficit)	$1,162	$(5,402)	$(4,240)
Total liabilities and stockholders' equity (deficit)	$49,201	$(718)	$48,483

2.  Nature of Business

Organization:

Titan Global Holdings, Inc. (“Titan” or the "Company") was formed on March 1, 1985 as a Utah corporation. In August, 2002, the Company acquired Titan PCB West, Inc. in a merger transaction with a subsidiary of the Company. Prior to this merger, the Company had no active business operations. On November 4, 2005, the name of the corporation was changed from Ventures-National Incorporated to its present name.

The accompanying consolidated statements of operations include the operating results of the Company's subsidiaries, Titan PCB West, Inc. (“PCB West”); Titan PCB East, Inc. (“PCB East”), since February 27, 2003, the date on which the Company purchased the assets of Eastern Manufacturing Corporation; and Oblio Telecom, Inc. (“Oblio”) since August 12, 2005, the date on which the Company, through its subsidiary Oblio, purchased the assets of Oblio Telecom, LLP.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At August 31, 2005, the Company had a working capital deficit of $27,291 and an accumulated deficit of $21,838.

The Company's significant operating losses, high debt levels, defaults on debt covenants and negative working capital raise substantial doubt about its ability to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue its operations: (1) raise additional capital through a combination of equity and debt financing as well as expanding the market for its products utilizing the additional certifications the Company has recently received; (2) utilize the proceeds of proposed financing transactions to expand its current product offerings to allow for additional processing services for its customers; (3) expand its prepaid calling services into the wireless market, now that the Company has become a mobile virtual network operator (“MVNO”); and (4) continue to investigate financing alternatives to restructure the Company’s debt (see Note 9. “Debt and Derivative Liabilities”). Management anticipates revenues to grow as a result of additional customer offerings. Management believes that potential financing options and new product offerings will enable the Company to generate positive operating cash flows and continue its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty; moreover, no assurances of such outcomes can be given.

Nature of Operations:

The Company operates in two distinct segments - the printed circuit board market and the prepaid telecommunications market.

Printed Circuit Board Market

The Company, through its PCB East and PCB West subsidiaries, is a fabrication service provider of time sensitive, high tech, prototype and pre-production rigid and rigid flex printed circuit boards ("PCBs") providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. The Company's prototype printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment.

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

Prepaid Telecommunications Market

The Company, through its Oblio subsidiary acquired on August 12, 2005, is in the business of producing and selling pre-paid phone cards, reselling prepaid wireless services and engaging in other related activities. Oblio creates products that target many of the country’s diverse ethnic groups, providing end users with quality low cost international calling options. Its products are sold directly to wholesale distributors in 38 states and its TCC trademark is a widely recognized. The Company’s largest distributors have taken advantage of the opportunity to successfully create and promote their custom designed programs, targeting their specific needs in the marketplace.

3.  Summary of Significant Accounting Policies:

Consolidation Policy:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc. and, since August 12, 2005, Oblio Telecom, Inc. All material inter-company transactions have been eliminated.

The Company considered the requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, (“FIN 46R”) in determining which entities should properly be consolidated in the Company’s financial statements. With respect to Oblio, the Company has determined that Oblio is a variable interest entity under FIN 46R. The Company completed a quantitative analysis in accordance with FIN 46R that determined the entity absorbing a majority of any expected losses (as those terms are defined in FIN 46R) is not an entity that could consolidate Oblio. Therefore, the determination as to the entity that should consolidate Oblio reverts to the guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Accordingly, the Company, with its sole voting and operational control of Oblio, is the entity with which consolidation of Oblio is required.

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

Revenue Recognition:

The Company recognizes revenues when the following criteria are met: (1) the Company has persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) the Company has completed delivery and no significant obligations remain; (3) its price to its customer is fixed or determinable and (4) collection is probable. The Company derives its revenue primarily from the sale of PCBs using customers' design plans and recognizes revenues when products are shipped to customers. Effective August 12, 2005, a larger portion of the Company’s revenues are from the sale of prepaid telecommunications services in which revenues are recognized for prepaid phone cards upon shipment and activation and for prepaid wireless services when activated. These sales are reported net of returns and discounts. Provisions for discounts to customers, estimated returns and allowances are provided for in the same period the related revenue is recorded by using an estimate based on a percent of accounts receivable which is consistent with its historical activity and its industry peers’ policy. This allowance is also checked against the percentage of accounts receivable that are over 90 days and accounts receivable that may be in dispute due to a change in customer specifications. Given the current market conditions, the allowance is approximately eight percent of outstanding accounts receivable in the PCB segment and there is no allowance in the prepaid telecommunications segment. The percentage used may fluctuate as market conditions for its customers change over time.

Cash and Cash Equivalents:

The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents and consist primarily of interest-bearing bank accounts and short-term debt securities. As of August 31, 2005, the Company had no short-term debt securities.

Concentration of Credit Risk - PCB segment:

The Company generally extends credit to its customers, who are concentrated in the computer and electronics industries and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral for sales to customers on account. The Company routinely reviews the collectibility of its accounts receivable and provides an allowance for potentially uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. At August 31, 2005, the Company had an allowance for doubtful accounts of $288 and an allowance for sales returns of $30.

Concentration of Credit Risk - Telecommunications segment:

The Company generally extends credit to its customers, who are concentrated in the telecommunications industry and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and considers the following factors when determining collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer’s financial condition. If the financial condition of a customer were to deteriorate, adversely affecting its ability to make payments, an allowance would be required. Since the Company recorded the receivables acquired at fair value on the acquisition date, the Company did not provide a reserve for bad debts in its telecommunications segment as of August 31, 2005. This segment had four customers that individually each comprised at least 10% of this segment's net sales and collectively these five customers comprised 64.6% ($3,775) of the segment's net sales. These customer balances equated to 62.2% ($3,220) of this segment's outstanding accounts receivable at August 31, 2005. Since most of this segment's cost of sales deals with the purchase of airtime, it incurs concentration of risk with its payables as well. This segment's purchases included one vendor who comprised 95.4% ($5,108) of its purchases and the segment had a payable to this vendor at August 31, 2005 which equated to 96.8% ($12,455) of the segment's payable balance.

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

Intangible assets include the intangibles purchased in the Oblio acquisition which occurred on August 12, 2005 including amounts allocated to: (1) the TCC/Oblio Brand of $8,553, (2) customer list of $149, (3) MVNO contract of $17,742 and (4) goodwill of $4,454. The amortizable intangibles acquired in the Oblio acquisition are being amortized over five years, the estimated useful life. These assets have accumulated amortization at August 31, 2005 of $73. Included in intangible assets is $65 for the customer account list acquired in the acquisition of PCB West in August 2002, which was amortized over a period of three years and was fully amortized at August 31, 2005.

Impairment of Long-Lived Assets:

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended August 31, 2005 and 2004.

Advertising:

The Company expenses advertising costs when incurred. Advertising expense totaled $13 and $2 for the years ended August 31, 2005 and 2004, respectively.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, Earnings Per Share, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of August 31, 2005, the Company has approximately 11,034,388 common stock equivalents.

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

Stock Based Compensation:

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed under SFAS No. 123. “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

At August 31, 2005, the Company has not adopted a stockholder approved stock-based compensation plan, but has issued options to certain of its employees and executive officers under the 2002 Stock Option Plan and Directors Stock Plan approved by the Board of Directors. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

	2005	2004
Net loss applicable to common shareholders, as reported	$(4,365)	$(9,278)
Add: Compensation recognized under APB No. 25	47	51
Deduct: Compensation recognized under SFAS No. 123	(116)	(128)
Proforma net loss applicable to common shareholders	$(4,434)	$(9,355)
Net loss applicable to common shareholders per share:
Basic and diluted, as reported	$(0.17)	$(0.49)
Basic and diluted, pro forma	$(0.17)	$(0.50)

No stock options were granted in the fiscal year ended August 31, 2005. During the fiscal year ended August 31, 2004, the fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	93.00%
Risk free interest rate	4.17%
Expected life (years)	5.0

The weighted average fair value of options granted in 2004 was $0.65 per share.

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

Fair Value of Financial Instruments:

The carrying amount of the Company's cash and cash equivalents, accounts receivable, long-term debt, redeemable convertible preferred stock, lines of credit and accounts payable, approximates their estimated fair values due to the market rates and short-term maturities of those financial instruments. The fair value of the notes payable issued to the former owners of Oblio have been recorded at their fair value, as determined by management in consideration of a number of factors including an independent valuation, which is less than the face value due to a below market interest rate.

Derivative Liabilities:

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion and other features that are required to be bifurcated and accounted for separately as derivative financial instruments.

Generally, where the ability to physical or net-share settle an embedded conversion option is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding options and warrants as derivative liabilities, rather than as equity.

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

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statement of loss. For derivative liabilities related to freestanding warrants and embedded conversion features, we use the Black-Scholes option pricing model to determine the fair value. For derivative liabilities related to registration rights agreements and cash payment premiums, we used a discounted present value of expected future cash flows to determine the fair value.

To the extent that the initial fair values of the bifurcated and/or freestanding derivative liabilities exceed the total proceeds received, an immediate charge to the statement of loss is recognized, in order to initially record the derivative liabilities at fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to the statement of loss, using the effective interest method. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification of the host instrument.

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

Based on a number of factors, including differences in products and services, regulatory environment, customers and the Company's integration and management strategies, the Company determined that it operated in two distinct business segments. (See Note 21. “Segment Information.”)

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

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. The Company expects the adoption of SFAS No. 123(R) not to have a material effect on its results of operations. Additionally, the Company’s results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 2 to the Company’s financial statements.

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

In December 2004, FASB issued SFAS No. 151 “Inventory Costs - an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position or results of operations.

4.   Acquisitions

Acquisition of Oblio

On July 28, 2005, Farwell Equity Partners, LLC (“Farwell”) and its newly formed acquisition subsidiary, Oblio Telecom, Inc. (“Oblio”) entered into an Asset Purchase Agreement with Oblio Telecom L.L.P. (“Seller”) and its sole owners, Sammy Jibrin and Radu Achiriloaie (the “Selling Owners”), for the purchase of substantially all of the assets of Seller. This transaction closed on August 12, 2005, upon Oblio obtaining financing for the acquisition. Also, effective on August 12, 2005 and immediately following the aforementioned closing, Farwell contributed its 1,000 shares of the common stock of Oblio to Titan, which stock represents all of the authorized and outstanding common stock of Oblio. Upon receipt of the Oblio common stock by Titan, Oblio became a wholly-owned subsidiary of Titan. Farwell Equity Partners, LLC (“Farwell”) is part of an affiliated group that constitutes the beneficial majority ownership of Titan, and David Marks, the Company's Chairman, is the managing member of Farwell. Titan assumed and paid for various costs and expenses incurred in connection with the Asset Purchase Agreement and the financing arrangements, and paid a portion of the purchase price through the issuance of shares of its common stock to various parties involved in the acquisition transaction. The Asset Purchase Agreement provided for the acquisition by Oblio of substantially all of Seller’s assets and the assumption of certain liabilities. The total purchase price was $29,684, consisting of $29,047 in consideration to the Seller and $637 in transaction costs. The purchase price was paid in (i) cash of $15,858 (principally from institutional borrowings), (ii) seller-financed short and long term obligations with a fair value of $4,568, (iii) 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with an initial stated value upon issue of $9,000, (iv) 1,000,000 shares of Titan’s common stock with a fair value of $224, and (iv) accounts payables and accrued expenses of $34. In addition, Oblio entered into 3-year employment agreements with the Selling Owners. The seller financing consisted of an 18-month promissory note in the principal amount of $2,500 bearing interest at 1% per annum (or $2,245 when discounted to fair value), and a short term non-interest bearing obligation for $2,323. The terms of the loans for the acquisition and the Series A Preferred are outlined in Note 9, “Debt and Derivative Liabilities.” Of the cash amount paid, $1,000 was held in escrow at the closing pending an accounting settlement of the net working capital within 60 days of closing. The escrowed funds were subsequently released to the Seller.

Of the total purchase price paid in cash in connection with the acquisition, $15,836 was financed with proceeds from a credit facility with CapitalSource Finance LLC ("CapitalSource"). The “Credit Facility” consisted of a $15,000 revolving line of credit, a $5,000 senior term loan (the "Term Loan A") and a $6,400 senior term loan (the "Term Loan B"). In connection with the Credit Facility, Titan paid CapitalSource a commitment fee of $264 and issued 1,250,000 shares of its common stock with a fair value of $281 to CS Equity LLC, an affiliate of CapitalSource. CapitalSource received a security interest in all of the assets of Oblio and a pledge of the stock of Oblio. As additional collateral solely for Term Note B due to CapitalSource, Farwell provided CapitalSource with a limited guaranty secured by a pledge of certain publicly traded securities in an unrelated entity owned by Farwell.

The acquisition was accounted for as a purchase of the Oblio assets by the Company, and the Company has allocated the purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed. Management utilized the cost approach in valuing the customer list, the market approach in valuing the fixed assets and the income approach in valuing the TCC/Oblio Brand and the MVNO contract. The Company has allocated the purchase price as follows:

Accounts receivable	$5,596
Inventory	2,109
Definite lived intangible - TCC/Oblio Brand	8,553
Definite lived intangible - customer list	149
Definite lived intangible - MVNO contract	17,742
Goodwill	4,454
Other assets	250
Accounts payable	(9,169)
Purchase price	$29,684

The sources of funding for the purchase price, including $637 in transaction costs, were as follows:

Cash	$22
Accounts payable and accrued expenses	34
Capital Source debt proceeds:
Term Loan A	5,000
Term Loan B	6,400
Revolving credit facility	4,436
Short-term obligation due Seller	2,323
Long-term note due Seller, net of discount of $255	2,245
Series A Preferred Stock issued to Seller	9,000
Common stock issued	224
Purchase price	$29,684

Titan issued 2,250,000 shares of its common stock in connection with this acquisition, as follows: (1) 1,250,000 shares to CS Equity LLC, an affiliate of CapitalSource, in connection with the CapitalSource Credit Facility, (2) 125,000 shares to Capital Solutions Group as a finders fee, (3) 500,000 shares to a consultant utilized by the Company in connection with the acquisition, and (4) 375,000 shares issued to the Seller in partial consideration for the purchase price.

The fair value used by the Company for recording the common stock issued in connection with the acquisition of Oblio was $0.2245 per share. This price was based on the average closing price of the stock for the five trading days preceding and the five trading days following the announcement of the acquisition. A summary of the shares of common stock issued, their total fair values, and the accounts charged for the fair value is as follows:

	No. of Shares	Purchase Price	Capitalized Loan Costs	Total Fair Value
CS Equity LLC	1,250,000	$-	$281	$281
Capital Solutions Group	125,000	28	-	28
Seller	375,000	84	-	84
Consultant	500,000	112	-	112
	2,250,000	$224	$281	$505

Unaudited pro forma operating results for the Company, assuming the acquisition of Oblio occurred at the beginning of the period presented:

	2005	2004
Net sales	$142,052	$168,045
Net loss applicable to common shareholders	256	(2,446)
Net loss applicable to common shareholders per share, basic and diluted	$0.01	$(0.13)

Unaudited pro forma operating results for the years ended August 31, 2005 and 2004 include $3.5 million of amortization costs related to the acquisition as well as amortization related to the capitalized debt costs incurred in the acquisition. In addition, these unaudited pro forma operating results reflect interest expense on the related acquisition debt assuming such debt was incurred at the beginning of the periods presented. Since MVNO was a new initiative after the fiscal year ended August 31, 2005, Oblio had no amortization of the intangible asset allocated to the MVNO contract of $17,742.

5.  Inventories

Inventories as of August 31, 2005 consist of the following:

Raw materials	$338
Work in process	459
Finished goods	2,382
3,179
Less inventory reserves	(81)
$3,098

At August 31, 2005, the reserve for obsolescence was $81 principally related to raw material inventory.

6.  Equipment and improvements

A summary as of August 31, 2005, is as follows:

Production equipment	$3,430
Leasehold improvements	591
Office equipment	104
Software	80
Automobiles	27
4,232
Less accumulated depreciation and amortization	(2,004)
$2,228

Depreciation and amortization expense for equipment, and improvements amounted to $620 and $587 for the years ended August 31, 2005 and 2004, respectively.

7.  Intangible Assets

A summary as of August 31, 2005 is as follows:

Customer lists	$214
TCC Brand	8,553
MVNO Contract	17,742
26,509
Less accumulated amortization	(138)
$26,371

Amortization expense for intangible assets amounted to $96 and $13 for the years ended August 31, 2005 and 2004. Amortization expense is expected to be $5,302 for the next four years and $5,163 in the fifth year.

8.   Accrued Liabilities

A summary as of August 31, 2005 is as follows:

Compensation and benefits	$602
Commissions	105
Interest	185
Payroll taxes	752
Utilities	113
Other	425
$2,182

(This space intentionally left blank.)

9.  Debt and Derivative Liabilities

The carrying amount of the short-and long-term debt and derivative liabilities at August 31, 2005 are as follows:

Laurus Convertible Term Note, due November 20, 2006	$1,439
Laurus Convertible Minimum Borrowing Note, due August 12, 2008	1,512
Laurus Convertible Revolving Note, due August 12, 2008	1,988
Laurus Amended & Restated Convertible Term Note, due March 30, 2007	2,007
CapitalSource Term Note A, due December 1, 2006	5,000
CapitalSource Term Note B, due December 1, 2006	6,400
CapitalSource Revolving Note, due August 12, 2008	2,467
Other short-term notes, due July 31, 2005	55
Sub-Total Short Term Debt	20,868
Short-term derivative liablilties	1,378
Short-term seller-financed debt	2,323
Note payable - related party	201
Total Short-Term Debt and Derivative Liabilities	24,770

Long-term seller-financed debt, due February 12, 2007 (net of
discount of $255)	2,245
Redeemable convertible preferred stock, due August 12, 2008 (net of
discount of $842)	8,172
Long-term derivative liabilities	907
Total Long-Term Debt, Preferred Stock and Derivative Liabliities	11,324
Total Debt, Preferred Stock and Derivative Liabilities	$36,094

LAURUS LOANS

Original 2003 Notes

On November 20, 2003, the Company entered into loan agreements with Laurus Master Fund, Ltd. ("Laurus"), including principally a Security Agreement, a Securities Purchase Agreement ("SPA"), and a Registration Rights Agreement. Pursuant to the Security Agreement, the Company issued to Laurus (i) a Secured Revolving Note (the "Revolving Note") in the maximum principal amount of $2,500 and (ii) a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the original principal amount of $1,500. As prescribed by the terms of the Security Agreement, the Company may borrow from Laurus such amount as shall equal 85% of the Company's eligible accounts receivable on the PCB West and PCB East subsidiaries, up to a maximum of $4,000. Additional Minimum Borrowing Notes may be issued from time to time upon request by the Company, provided the Company has availability under the Revolving Note using the prescribed formula or, at the discretion of Laurus, Laurus may advance additional loans in excess of the formula amount. The Revolving Note and the Minimum Borrowing Note matures on August 12, 2008. Pursuant to the SPA, the Company also issued and sold to Laurus a convertible term note (the "2003 Term Note") in the principal amount of $2,100. The first payment of the monthly principal amount of $64 on the 2003 Term Note commenced on February 1, 2004 and the maturity date is November 20, 2006. These principal payments, made in the form of stock, commenced February 1, 2004 and were paid until December 1, 2004 at which time Laurus agreed to delay the monthly payments for six months until June 30, 2005. (See “2005 Amendment to Loan Agreements” for the current payment schedule.) As of August 31, 2005, the Company had available to borrow under the Revolving Note $1,297, limited to its borrowing calculation availability.

Interest on all Laurus notes is at prime rate plus 3%, with a minimum rate of 7%, and is paid monthly in arrears on the first day of the following month. (See “General Terms of Laurus Note” below for other provisions common to all note instruments issued to Laurus.)

Pursuant to each of the Security Agreement and the SPA, warrants to purchase up to 600,000 shares and 350,000 shares, respectively, of the Company’s common stock, par value $0.001 per share (the “Common Stock”) were issued to Laurus. The warrants had exercise prices ranging from $0.83 to $0.97 per share. These two warrants initially expired on November 20, 2010; however, both warrants, together with other warrants issued later, were cancelled on August 12, 2005 without an exercise under the warrants on any underlying shares. (See “2005 Amendment to Loan Agreements” below.)

The outstanding principal and accrued interest under the Minimum Borrowing Notes, the Revolving Note, and the 2003 Term Note (collectively, the "2003 Notes") are convertible into shares of the Common Stock at the option of the noteholder, initially at a price of $0.77 per share. The conversion price was amended to $0.60 on January 8, 2004 in connection with an over-advance made to the Company, further amended on February 25, 2004 to $0.40 per share, and on August 12, 2005 to $1.50 per share. The Company, at its option but subject to certain restrictions, may pay all or part of the monthly payments of accrued interest on the Minimum Borrowing Notes and the 2003 Term Note (and in the case of the 2003 Term Note, the principal and accrued interest) in shares of the Company. However, if the closing price of the Common Stock for any of the 10 trading days preceding any payment date is less than 110% of the fixed conversion price, the Company must make the payments in cash. During fiscal year 2004, the Company paid off $534 of the 2003 Term Note through stock conversions.

The Company recorded debt discounts of $180 and $308 for the first and second warrants, respectively, as referred to above. On August 12, 2005, these warrants were cancelled. The Company recognized upon issuance an additional discount on the 2003 Term Note in the amount of $1,167 due to the embedded derivatives from the terms of the note. There was no discount allocated to the Minimum Borrowing Note because the note was not initially funded upon issuance. Derivatives for this note, and as for all the notes, are fair valued as of each reporting date based on the amount funded. The Revolving Note had a discount of $147 at issuance due to the embedded derivatives. As of August 31, 2005, the fair value of the derivatives associated with these instruments is $277 for the 2003 Term Note, $431 for the Minimum Borrowing Note, and $352 for the Revolving Note.

2004 Term Note #2

On March 30, 2004, the Company issued and sold to Laurus an additional convertible term note in the principal amount of $750 (“Term Note #2") and a warrant to purchase up to 750,000 shares of Common Stock at an exercise price of $0.50 per share. Term Note #2 and the related warrants were issued pursuant to a Security Agreement, a Stock Purchase Agreement, and a Registration Rights Agreement, which were similar with the terms of the agreements issued in 2003. The warrant had an expiration date of March 30, 2011, however, was cancelled on August 12, 2005 without an exercise under the warrant on any shares. The conversion price into shares of Common Stock was initially $0.40 per share and was changed to $1.50 per share on August 12, 2005. The scheduled first monthly payment of principal on July 1, 2004 was delayed as part of the amendments to Term Note #2 below.

The Company recorded debt discount of $379 for the warrant upon issuance. On August 12, 2005, these warrants were cancelled. The Company recognized upon issuance an additional discount on Term Note #2 in the amount of $631 for the embedded derivative features of the note. The fair value of the derivatives associated with the instrument as of August 31, 2005 is $119.

2004 Amended and Restated Term Note #2

On June 29, 2004, Term Note #2 and its related Registration Rights Agreement were amended and restated, pursuant to which the Company issued and sold to Laurus an additional $1,500 in principal amount under the convertible note and a warrant to purchase up to an additional 1,800,000 shares of Common Stock at an exercise price of $0.50 per share. This $1,500 loan and the $750 loan in March 2004 were combined into an amended and restated note for a total principal amount of $2,250 (the “2004 Amended Term Note”) with monthly principal payments of $73 beginning on September 1, 2004. Monthly principal payments were discontinued after December 1, 2004, by agreement with Laurus, until June 30, 2005. (See “2005 Amendment to Loan Agreements” below for the current payment schedule.) This note has a maturity date of March 30, 2007. The conversion price into shares of Common Stock at $0.40 per share was changed to $1.50 per share on August 12, 2005. The warrant for 1,800,000 shares had an expiration date of June 29, 2011, however, was cancelled on August 12, 2005 without an exercise under the warrant on any shares.

The Company recorded a debt discount of $909 for the warrant upon issuance. On August 12, 2005, these warrants were cancelled. The Company recognized an additional discount on the 2004 Amended Term Note in the amount of $1,768 upon issuance for embedded derivative features. As of August 31, 2005, the fair value of the derivatives associated with the instrument (excluding the $119 on the 2004 Term Note #2 identified above) is $200.

2005 Over-Advance on Revolving Note

On April 4, 2005, Laurus agreed to provide the Company an over-advance of up to $1,000 under the Security Agreement, the Revolving Note and the Minimum Borrowing Notes executed in 2003 (the “2005 Over-Advance”). The maturity date for the 2005 Over-Advance is April 4, 2006. As additional collateral solely for the 2005 Over-Advance, Farwell provided Laurus with a limited guaranty secured by a pledge of certain publicly traded securities in an unrelated entity owned by Farwell. (See Note 20 - “Related Parties”.) Pursuant to an Indemnification Agreement with Farwell, the Company indemnified Farwell for any liabilities Farwell may incur as a result of its pledge of the securities to Laurus. The impact from the embedded derivatives of the 2005 Over-Advance is reflected in the valuation of the original 2003 Revolving Note and Minimum Borrowing Note as funding on the note occurred during 2005.

2005 Amendment to Loan Agreements

In conjunction with the acquisition of Oblio, the Company amended various terms of existing loan agreements with Laurus, which is summarized as follows:

1.	The conversion price for the conversion of all notes into shares of Common Stock was increased from $0.40 per share to $1.50 per share;

2.
Until March 1, 2006, the Company’s prepayment penalties under all of the Laurus notes will be equal to 5% of any principal amount prepaid; after March 1, 2006, the prepayment penalties will be equal to the amounts called for under each of the notes, which is 15% of any principal amount prepaid;

3.	The maturity date of the 2003 Revolving Note and the 2003 Minimum Borrowing Note, together with the Security Agreement related thereto, will be extended until August 12, 2008;

4.
The minimum monthly payment pursuant to the 2004 Amended Term Note will be $25 in principal per month together with accrued interest thereon from October 1, 2005, through February 1, 2006, and $215 principal per month, together with accrued interest thereon, from March 1, 2006 through March 1, 2007, with any balance paid with the final payment;

5.
The minimum monthly payment pursuant to the 2003 Term Note will be $25 principal per month together with accrued interest thereon from October 1, 2005, through February 1, 2006, and $150 principal per month, together with accrued interest thereon, from March 1, 2006 through November 1, 2006, with any balance paid with the final payment;

6.
The Company will be permitted to immediately borrow all funds available pursuant to the 2003 Security Agreement and the 2005 Over-Advance. The collateral pledged by Farwell in support of such over-advance amount will continue to be pledged to Laurus until such time as the over-advance is indefeasibly repaid in full;

7.	All warrants previously issued to Laurus for the exercise on 3,500,000 shares of Common Stock were cancelled;

8.	The Company will immediately issue 2,500,000 shares of its Common Stock to Laurus; and

9.
The Registration Rights Agreements were amended to provide that a registration statement covering the resale of Common Stock issuable upon conversion of all notes, together with the 2,500,000 shares of Common Stock issued to Laurus in connection with this amendment, is to be declared effective by the Securities and Exchange Commission (“SEC”) no later than 90 days after the closing date of the Oblio acquisition.

General Terms of Laurus Notes

Interest on all Laurus notes is at prime rate plus 3%, with a minimum rate of 7%, and is paid monthly in arrears on the first day of the following month.

Each of the Laurus notes may be prepaid in cash by paying to the holder 115% of the principal and related accrued and unpaid interest. In addition, the Minimum Borrowing Note, 2003 Term Note, and 2004 Amended Term Note may be prepaid at the Company's option in shares of Common Stock, if and to the extent the average closing price of the Common Stock is greater than 110% of the conversion price for at least 5 consecutive trading days, subject to certain limitations and restrictions.

Laurus shall not be entitled to be issued shares of Common Stock in repayment of any portion of the convertible notes or upon exercise of either of the warrants, if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of the Company’s issued and outstanding Common Stock upon such issuance, unless Laurus provides at least 75 days' prior written notice to us of its revocation of such restriction.

The Company's obligations under each of the notes and the related agreements are secured by a pledge by us of shares representing 100% of the share capital of the PCB East and PCB West subsidiaries (collectively, the "PCB Subsidiaries"), a guaranty of such obligations by each of the PCB Subsidiaries, and the grant of a security interest by each of the PCB Subsidiaries in their respective assets.

The loan agreements with Laurus contain many provisions for events of default including: (i) any failure to pay any amount when due; (ii) nonpayment of any taxes when due; (iii) any material breach by us of any other covenant made to Laurus; (iv) any misrepresentation made by us to Laurus in the documents governing the credit facility; (v) the institution of certain bankruptcy and insolvency proceedings by or against us; (vi) suspensions of trading of its common stock; (vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of its other indebtedness; (viii) payments of any dividends either in cash or stock; (ix) changes of control of the company; and (x) penalties for not filing registration statements timely with the SEC and for not continuing the effectiveness of registration statements for securities issued to Laurus.

A registration rights agreement covers the convertible notes and warrants issued on November 20, 2003 and a second registration rights agreement covers the convertible notes and warrants issued on March 30, 2004 and June 29, 2004 (collectively, the “Registration Rights Agreements”). An initial registration statement was to be filed with SEC within 30 days of November 20, 2003 and was to be declared effective by SEC within 90 days of November 20, 2003. The Registration Rights Agreements were amended on August 12, 2005 to include the registration of the 2,500,000 shares of Common Stock issued to Laurus upon cancellation of all warrants, and the registration statement was to be declared effective within 90 days. Generally, additional registration statements are required to be filed with the SEC under the Registration Rights Agreements as necessary to maintain an effective registration statement covering the total number of shares of Common Stock underlying the convertible notes ,warrants (for the period of time they were outstanding) and Common Stock issued to Laurus until all registered securities of the Company held by Laurus have been sold, or can be sold under SEC Rule 144(k) after a 2-year holding period without volume restrictions. The Registration Rights Agreements provide for liquidated damage payments of 1 to 2% per month (calculated on the amount of the indebtedness due to Laurus) for breach of the terms of the agreements. Since 2003, the Company has from time to time been in default of the registration requirements of the Registration Rights Agreements for failures in filing registration statements timely or for not maintaining the effectiveness of a registration statement covering all shares of Common Stock required to be covered. However, no demand, assessment or notice of liquidated damage amounts has been made by Laurus, no such payments have been made to Laurus, and Laurus has informally been willing to waive payment of any such amounts. The Company has calculated the estimated amount of penalties that could potentially have been due as part of the periodic derivative calculation. As of August 31, 2005, the estimated fair value of the potential liability recorded by the Company for liquidated damages under the Registration Rights Agreements was $1,268, which has been recorded in derivative liabilities as discussed above and charged to gain or loss on fair value of derivative liabilities.

The modifications on August 12, 2005 to the various loan agreements with Laurus were accounted for in accordance with existing convertible debt extinguishment rules. Specifically, the issue of the 2,500,000 shares of the Company’s common stock was treated as an exchange for the cancellation of warrants held by Laurus and a modification to the debt agreements. The Company determined that, based on the net present values of the original and amended cash flows related to the debt, the amended debt was “substantially different,” as that term is defined in Emerging Issues Task Force (EITF) Abstracts 96-19 and 05-07. The fair value of the warrants previously recognized by the Company as a liability, the value of the stock exchanged at current market price and the change in fair value of the Notes and embedded derivatives has been treated as a gain on debt extinguishment and the reissue of debt, which has resulted in the recognition of a gain of $1,427 in the year ended August 31, 2005. (See Note 10, “Gain on Extinguishment of Debts.”)

At August 31, 2005, the Company was in default under its loan agreements with Laurus relating to the Company not having provided annual audited financial statement to Laurus within the prescribed time, as well as the failure of the Company to obtain effectiveness of a registration statement on Form SB-2 filed with SEC covering the securities issued to Laurus within 90 days of the amendments to the loan agreements executed on August 12, 2005. Accordingly, the Company has classified all Laurus debt as current at August 31, 2005.

CAPITALSOURCE LOANS

On August 12, 2005, in connection with the acquisition of Oblio by the Company, Oblio entered into a credit facility (“Credit Facility”) with CapitalSource Finance LLC ("CapitalSource"). The Credit Facility consists of a $15,000 revolving line of credit (the “Revolver”), a $5,000 senior term loan (the "Term Loan A") and a $6,400 senior term loan (the "Term Loan B"). Approximately $16,217 was borrowed upon the closing of this transaction. In connection with the execution of the Credit Facility, the Company paid CapitalSource a commitment fee of $264 and transaction costs of $239 related to the Credit Facility. In addition, the Company issued 1,250,000 shares of its Common Stock to an affiliate of CapitalSource, which was valued at $0.2245 per share, or a total of $281. The commitment fee, the transaction costs and the total value of the Common Stock issued have been capitalized as loan costs and are being amortized over the 15 month life of the CapitalSource term loans.

The Revolver has a maturity date of August 12, 2008 and prepayments of principal are subject to penalty. Interest is at a minimum prime rate of 6.25% plus 1.0 % over prime, or a total minimum rate of 7.25%, and is paid monthly in arrears. At August 31, 2005, the interest rate on the Revolver was 7.5%. The amounts available from time to time under the Revolver are determined by the value of Oblio's eligible receivables and inventory, after applying prescribed advance rates. At August 31, 2005, the outstanding balance under the Revolver was $2,467, with $12,533 available to borrow, but limited to the borrowing calculation availability.

The Term Loan A and the Term Loan B have a term of 15 months with a maturity date of December 1, 2006. Monthly principal payments on both loans and are based on a 24-month amortization with a balloon payment due at maturity. Interest on both loans is at a minimum prime rate of 6.25%, plus 4.0% over prime, or a minimum total rate of 10.25%. At August 31, 2005, the interest rate charged on the Revolver was 10.5%. Interest is payable monthly in arrears commencing on September 1, 2005, and monthly principal payments commence on October 1, 2005. Both term loans may be prepaid without penalty. Additional monthly payments on principal are to be made in the amount of 100% of Oblio's excess cash flow, as defined in the Credit Facility, and will be applied equally to repayment of the Term Loan A and the Term Loan B.

As security for its obligations under the Credit Facility, Oblio pledged all of its assets, and the Company pledged its stock in Oblio. As additional collateral solely for Term Note B, Farwell provided CapitalSource with a limited guaranty, with recourse only to a pledge of certain publicly traded securities in an unrelated entity owned by Farwell.

As part of the Credit Facility, the Company is obligated for a monthly 0.021% fee on all unused lines, and a monthly 0.042% collateral management fee. Other significant provisions under the Credit Facility include (1) a mandatory prepayment if change in control occurs or upon the sale of material assets; (2) a required filing of a registration statement with the SEC covering the 1,250,000 shares of Common Stock granted to CS Equity, LLC, an affiliate of Capital Source; and (3) the non-payment of dividends and interest on amounts due the sellers of Oblio until the term notes are paid in full.

On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with the Credit and Security Agreement. The defaults deal with not maintaining minimum EBITDA as stated in the loan covenants and certain other representations and covenants. (See Note 22. “Subsequent Events.”) Although CapitalSource has not accelerated the loans as permitted under provisions of the Credit and Security Agreement, because of the existence of these defaults the total amount outstanding under the term notes of $11,400 have been classified as current at August 31, 2005.

OTHER SHORT-TERM DEBT

Between March and May, 2004, the Company issued approximately $1,735 in convertible notes to various parties, of which $1,450 was to the Company's major stockholder. These notes carried an interest rate of 10% per annum and were convertible into shares of Common Stock at a conversion price of $0.32 per share. The balance of $1,450 due under the notes to the major stockholder was converted into 4,531,250 shares of Common Stock effective on May 31, 2004. Of the remaining notes totaling $285, principal payments of $230 were made, leaving a balance of $55 at August 31, 2005. Notes on the remaining balance of $55 were rewritten without a conversion feature and were due July 31, 2005. The notes were paid off in full in September 2005.

The Company recorded a beneficial conversion feature on the converted notes of $1,118 and expensed the full amount upon the conversion during the fiscal year ended August 31, 2004. In connection with the remaining notes, the Company also recorded a beneficial conversion feature of $148, and expensed $100 of the beneficial conversion feature through interest expense. The Company also expensed an additional $48 and $8 through interest expense for the amortization of the beneficial conversion feature for the years ended August 31, 2005 and 2004, respectively.

In January 2002, the Company secured a non-interest bearing auto loan for $15 and made monthly installment payments on the loan until paid in full in February 2005.

SELLER-FINANCED DEBT

Seller-financed debt was provided in connection with the acquisition of Oblio on August 12, 2005, and the Company issued to the Seller, Oblio Telecom, LLP (now known as F&L, LLP), an 18-month promissory note in the principal amount of $2,500. The note matures on February 12, 2007 and carries an interest rate of 1% per annum. The note was recorded at its fair value of $2,245, and the associated discount of $255 is being amortized over the 18 month term of the note. The effective interest rate on the note is approximately 7.50%. This note is subordinated to the CapitalSource debt as described above. Certain events of default related to the note occurred subsequent to year end and have been waived by the noteholder without the Company incurring fees for the waiver, without the imposition of interest rate increases, and without an acceleration of amounts due under the note. Further, the terms of the waiver cover events of default that may continue to occur. Additional seller financing was provided upon the closing of the Oblio acquisition in the amount of $2,323. This was a contractual short term obligation that arose pursuant to the agreement for the purchase of Oblio, and was not interest-bearing.

CONVERTIBLE NOTE - RELATED PARTY

On November 30, 2004, the Company entered into a 10% $1,000 convertible note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello (see Note 20. “Related Parties.”) agreed to loan the Company up to a total of $1,000. The note had an initial maturity date of January 31, 2005 but was subsequently extended to December 31, 2005. The note was convertible into shares of Common Stock at $0.12 per share. A previously outstanding loan from Mr. Crivello in the amount of $50 was rolled into the Crivello Note and on November 30, 2004, the Company received the first cash advance on the note of $300. Additional cash amounts totaling $283 were loaned under the note, plus $67 of expenses incurred by Mr. Crivello on behalf of the Company, bringing the total outstanding under the note to $700 in July, 2005. On July 28, 2005, Mr. Crivello assigned the note with its $700 balance to Farwell, and Farwell converted the $700 into 5,833,333 shares of Common Stock at the conversion price of $0.12 per share. Subsequent to the conversion, additional amounts were advanced to the Company from Farwell under the note, although the conversion option can be exercised only once during the term of the loan. The additional advances under the note consisted of $165 in costs paid by Farwell for transaction costs on the Oblio acquisition and the accrued and unpaid interest on the note from November 30, 2004 through August 31, 2005, which brought the total outstanding to $201 at August 31, 2005.

Upon receiving the first advance under this note of $350 on November 30, 2004, the stock price was $0.30 per share. During the quarter ended February 28, 2005, the Company received further advances totaling $283 when the stock was at varying prices from $0.15 to $0.22. In the last quarter ending August 31, an additional $269 was received when the stock price varied from $.12 to $.33. Therefore, the company recorded a total for beneficial conversion features on these advances of $698. All these beneficial conversion features were recorded as additional paid in capital and as an expense from beneficial conversion features.

REDEEMABLE PREFERRED STOCK

In connection with the acquisition of Oblio by the Company, Oblio issued to F&L, LLP (f/k/a Oblio Telecom, LLP), 9,000 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”), with an initial stated value upon issue of $1,000 per share. The Series A Preferred is convertible into shares of Titan’s Common Stock at $1.50 per share. The Series A Preferred consists of four tranches, the first one of which includes 3,000 shares and each one of the others include 2,000 shares, subject (except in the case of the first tranche) to reduction in the event Oblio fails to meet certain EBITDA targets. Based on these EBITDA targets, the initial value of the Series A Preferred could be reduced by a maximum of $6,000. In no case can the final value ever be more than $9,000. Holders of the Series A Preferred are entitled to preferential cash dividends out of the Company’s funds at an annual rate of 3% of the then current stated value, payable quarterly. Oblio may redeem the Series A Preferred at any time at a premium of 105%, 110% and 115% of the then stated value (plus accrued and unpaid dividends) during the first, second and third year after issuance, respectively. All shares must be redeemed on the third anniversary from issuance. The first tranche is convertible immediately. Commencing on each of the three anniversaries following the issuance of the Series A Preferred, each of the second, third and fourth tranches are convertible into a number of shares of Common Stock equal to the then stated value (plus accrued and unpaid dividends) divided by $1.50 (the “Conversion Price”). The Conversion Price is subject to adjustments as a result of, among other things, stock splits and reclassifications and contains initial anti-dilution provisions including adjustments to the Conversion Price in the event of the Company issuing Common Stock at prices below the initial Conversion Price. The Series A Preferred is non-voting. The Company has undertaken to register the shares of Common Stock issuable upon conversion of the Series A Preferred. In accordance with SEC Accounting Series Release No. 268 , Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as long-term debt as well as the associated dividends of $14 for the period of the acquisition through the end of the fiscal year. Certain events of default related to the Series A Preferred occurred subsequent to year end and have been waived by the holders.

Due to the potential variability of the Conversion Price due to subsequent stock issuances, as discussed above, the Company is required to record the embedded conversion feature of the Series A Preferred as a liability at fair value and to re-measure that value each reporting period with changes being charged to operations. At issuance, the Company recorded a debt discount and associated derivative liability of $857. The Company determined that, at August 31, 2005, the fair value of the embedded conversion feature was $907. The Series A Preferred has a carrying value as of August 31 of $8,172, a face value of $ 9,000 and accrued dividends of $14.

DERIVATIVE LIABILITIES

Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock, the Company has identified certain embedded and freestanding derivative instruments. Generally, where the ability to physical or net-share settle an embedded conversion option or free standing financial instrument is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated and both the freestanding instruments and bifurcated conversion feature are accounted for as derivative liabilities.

At each reporting date, the Company estimates the fair values of all derivatives and changes in the fair value are charged to operations. For embedded and free standing derivatives valued using the Black-Scholes option pricing model the following assumptions were used: (1) contractual term of 3 to 7 years; (2) volatility of 85%, (3) risk free interest rate of 4.17% and (4) dividend rate of 0%.

The fair value of the individual short and long-term derivative liabilities at August 31, 2005 and 2004 are as follows:

Issue Date	Expiration Date	Derivative Instrument	Exercise Price per Share	Fair Value at August 31, 2005	Fair Value at August 31, 2004
11/20/2003	8/12/2005	Fair value of conversion option	$0.40	$-	$2,234
11/20/2003	11/20/2006	Registration Rights Agreement		1,012	963
11/20/2003	11/20/2006	3% Cash payment premium		47	-
3/30/2004	8/12/2005	Fair value of conversion option	$0.40	-	1,355
3/30/2004	3/30/2007	Registration Rights Agreement		256	243
8/12/2005	3/30/2007	Fair value of conversion option	$1.50	63	-
	Short-Term Embedded Derivatives			1,378	4,795

11/20/2003	8/12/2005	350,000 Warrants	$.83-$.97	-	87
11/20/2003	8/12/2005	600,000 Warrants	$.83-$.97	-	147
3/30/2004	8/12/2005	750,000 Warrants	$0.50	-	219
6/29/2004	8/12/2005	1,800,000 Warrants	$0.50	-	533
	Short-Term Freestanding Derivatives			-	986

8/12/2005	8/12/2008	Long-term beneficial conversion feature of Series A Preferred Stock	$1.50	907	-
	Total Embedded Derivative Liabilities			$2,285	$5,781

In the years ended August 31, 2005 and 2004, the Company charged to the statements of loss $1,661 and $2,184, respectively, related to the change in fair value of derivative liabilities.

MATURITIES OF LONG-TERM DEBT

A summary of the maturities of long-term debt and redeemable preferred stock as of August 31, 2005 is as follows:

	Redeemable Preferred Stock	Long-Term Debt	Total
Year ending August 31,
2006	$-	$-	$-
2007	-	2,500	2,500
2008	9,014	-	9,014
	9,014	2,500	11,514
Less discount	(842)	(255)	(1,097)
Net of discount	$8,172	$2,245	$10,417

10. Gain on Extinguishment of Debts

During the fiscal year ended August 31, 2004, the Company settled an unpaid capital lease obligation with a balance due of $434 for cash of $85 resulting in a gain of approximately $349.

An amendment to the loan agreements on August 12, 2005 between the Company and Laurus resulted, in part, in the cancellation of warrants outstanding to Laurus for the purchase of an aggregate of 3,500,000 shares of Common Stock and the issuance to Laurus of 2,500,000 shares of Common Stock (see Note 9. “Debt and Derivative Liabilities”). In accordance with EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, the Company concluded that the terms of the restructured debt were substantially different than the original debt terms and has treated the transaction as a debt extinguishment. As a result, the restructured debt was recorded at fair value and the Company recorded a debt extinguishment gain of $1,427 in the year ended August 31, 2005.

11.  Litigation

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

Included in the Company’s accrued liabilities are $67 in unpaid payroll taxes to the State of California, $12 to the Commonwealth of Massachusetts and $650 to the Internal Revenue Service for the calendar year 2005. The Company currently has an existing payment plan for a substantial portion of the unpaid payroll taxes with the IRS and is working with counsel on payment plans for these other agencies. Subsequent to year-end we have paid $293 towards our liability with the IRS.

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

12.  Settlement Agreements

During the fiscal year ended August 31, 2004, the Company reached informal agreements with one of the Company's past Presidents and one of its past Chief Executive Officers to cancel their existing warrants, each consisting of the right to purchase from its largest stockholder 1,000,000 shares at $0.50 each in exchange for 350,000 shares of common stock each to be issued by its largest stockholder. This was further amended and they were both paid $60 in lieu of warrants from its largest stockholder. The value of this new agreement is measured based on the sum of (1) the remaining unamortized fair value of the warrants; (2) the amount by which (a) the fair value of the new equity instrument measured at the modification date is greater than (b) the fair value of the old equity instrument immediately before its terms were modified. On July 9, 2004, the Company finalized negotiations with these two individuals for a combined final settlement of $50 being paid from the Company on that date. Since the $170 payments are less than the fair value of the warrants of $1,538, the Company expensed the entire unamortized value of the warrants in the amount of $1,373 during the fiscal year ended August 31, 2004 (see Note 19. “Stockholders’ Equity”).

13.  Stock Option and Warrant Repricing

During the fiscal year ended August 31, 2004, the Company repriced approximately 570,000 stock options from $1.50 to $0.79 under the Company's 1992 Stock Option Plan and 500,000 warrants from $0.77 to $0.40 (see Note 15). The 500,000 warrants were cancelled upon the resignation of the respective officer. In accordance with FASB Interpretation, No. 44, “Accounting for Certain Transactions Involving Stock Transactions”, these options have subsequently been accounted for as variable from May 3, 2004 through the period ended August 31, 2004. Since the stock price was less than the repriced option price, the Company has not recorded any additional compensation expense in its financial statements for the fiscal years ended August 31, 2005 and 2004. These options will be re-measured each period throughout their life.

14.  Income Taxes

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of August 31, 2005 and 2004, has been established to reflect these uncertainties. As of August 31, 2005, the deferred tax asset before valuation allowances is approximately $4,123, for federal purposes.

Income tax provision amounted to $0 for the years ended August 31, 2005 and 2004 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2005	2004
Computed tax benefit at federal statutory rate of 34%	$(1,479)	$(3,155)
Permanent differences	891	1,266
Change in valuation allowance	588	1,889
Tax provision	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred Tax Assets
Current:
Allowance for doubtful accounts and returns	$108
Inventory reserve	28
UNICAP	5
Amortization	11
Accrued vacation	71
Total current	223
Long term:
Depreciation	(174)
Net operating loss carryforwards	4,074
Total long-term	3,900
Net deferred assets before valuation allowance	4,123
Valuation allowance	(4,123)
Net deferred tax assets	$-

At August 31, 2005, the Company has available unused net operating loss carryforwards of approximately $11,778 for federal purposes that may be applied against future taxable income and that, if unused, begin to expire in 2022. During the year ended August 31, 2005, the valuation allowance increased $588.

15.  Stock Options

As of August 31, 2005, the Company has not established a stockholder approved employee stock option plan or director’s stock option plan; therefore all the options granted are non-qualified in nature. The exercise price for these options, based on management's assessment, is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than ten years from the grant date and generally are 25% vested upon grant, and an additional 25% annually until 100% vested at the end of the third year. During the fiscal year ended August 31, 2005, no options were granted. During the year ended August 31, 2004, the Company issued 325,000 options at prices ranging from $0.42 to $1.50. The Company also cancelled 95,000 and 400,000 options ranging in price from $0.42 through $4.00 for the fiscal years ended August 31, 2005 and 2004, respectively. During fiscal year 2004, the Company also repriced 570,000 options to $0.79 from $1.50 (see Note 12).

	Options	Weighted Average exercise price

Options outstanding at August 31, 2003	1,215,000	$1.23
Options granted	325,000	0.65
Options canceled	(400,000)	1.14
Options exercised	-	-
Options outstanding at August 31, 2004	1,140,000	0.74
Options granted	-	-
Options canceled	(95,000)	0.54
Options exercised	-	-
Options outstanding at August 31, 2005	1,045,000	0.76

Summarized information about stock options outstanding at August 31, 2005 is as follows:

				Exercisable
Range of Exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life

$0.57 - $0.58	75,000	8.36	$0.58	50,000	8.38
0.75	395,000	3.89	0.75	257,000	3.66
0.79	570,000	1.98	0.79	518,000	1.97
1.50	5,000	1.92	1.50	4,000	2.92
	1,045,000			829,000

For the years ended August 31, 2005 and 2004, options to purchase 829,000 and 647,000 shares, at weighted average exercise prices of $0.76 and $0.77, respectively, of common stock were exercisable with the remaining options becoming exercisable at various dates through May 3, 2007 and having expiration dates through May 3, 2014.

16.  Warrants

In the year ended August 31, 2004, the Company issued warrants to purchase shares of Common Stock to two parties. The first consists of warrants for an aggregate of 3,500,000 shares issued to Laurus as part of the financing obtained from Laurus, as described in more detail in Note 9. “Debt and Derivative Liabilities.” The warrants were issued at prices ranging from $0.50 to $0.97, but later repriced to $0.40 per share. All of these warrants were cancelled on August 12, 2005 in connection with the issuance of 2,500,000 shares of Common Stock to Laurus. The second warrant on 500,000 shares was issued to the immediate past Chief Executive Officer. These warrants were issued at $0.77 per share, but repriced to $0.40 per share on May 3, 2004. On June 17, 2005, these warrants were cancelled effective upon the executive's resignation from the board of directors.

  17.  Retirement Plan

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

18.  Commitments and Contingencies

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

The Company has considered whether it has potential asset retirement obligations associated with the termination of leases for its operating facilities and with the disposition of other of the Company’s assets. The Company has determined that any such liabilities are not material and has recorded no liability at August 31, 2005 and 2004.

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

The Company through its Oblio subsidiary has a Product Procurement and Fulfillment Services Agreement with CellStar, LTD ("CellStar") in which Cellstar serves as the fulfillment center for Oblio's wireless cellular phones and accessories and insures that Oblio has the proper quantity in order to fill its orders with distributors. This agreement calls for a 90 day forecast with a 30 day firm commitment to purchase these phones. Cellstar is also able to charge a nominal monthly fee for any pallet of Oblio items in its inventory for greater than 60 days. Prior to our acquisition of Oblio Texas they purchased 35 phones some of which remain in CellStar's warehouse at August 31, 2005. The Company is currently in negotiations concerning the potential bill for product greater than 60 days.

The Company believes that it does not have any material asset retirement obligations or environmental remediation liabilities related to its leased manufacturing facilities. Additionally, the Company believes that the possibility of any environmental remediation liability would be remote and the amount would not be reasonably estimable.

19.  Stockholders’ Equity

Transactions of stockholders' equity during the years ended August 31, 2005 and 2004 are summarized by type in the following table:

	No. of Shares	Amount
Balance at 8/31/03	14,624,687	$9,164
Issuance of common stock in private offering (1)	1,000,000	160
Delayed issuance of common stock for prior year offering (2)	86,196	-
Issuance of common stock as financing cost (3)	150,000	109
Repurchase and settlement of warrant (4)	-	(50)
Beneficial conversion features on convertible debt (5)	-	148
Additional interest expense on converted debt to related party (6)	-	1,118
Issuance of common stock for professional services (7)	1,830,000	948
Issuance of common stock for debt conversion (8)	1,701,985	756
Issuance of common stock upon conversion of accrued interest liability (6)	775,187	541
Issuance of warrants for consulting services (9)	-	110
Issuance of common stock for debt conversion - related parties (10)	4,531,250	1,450
Cancellation of previously awarded employee options (11)	-	(33)
Balance at 8/31/04	24,699,305	14,421
Issuance of common stock upon conversion of accrued interest liability (12)	50,000	20
Beneficial conversion features on convertible debt (13)	-	698
Issuance of stock for debt conversion - related parties (14)	5,833,333	700
Issuance of common stock in exchange for cancellation of warrants (15)	2,500,000	1,275
Issuance of stock for acquisition of Oblio (16)	1,000,000	224
Issuance of stock for financing the acquisition of Oblio (17)	1,250,000	281
Cumulative preferred stock dividends (18)	-	(14)
Balance at 8/31/05	35,332,638	$17,605

Notes to table of transactions in stockholders’ equity.

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

4.
On July 29, 2003, Irrevocable Children's Trust, the Company's largest shareholder, issued 1,000,000 warrants to purchase shares of common stock owned by ICT at $0.50 per share to each Mr. Bob Ciri and Mr. Andrew Glashow as part of employment agreements to serve as its Chief Executive Officer and President, respectively. The Company computed the fair value of these warrants using the Black-Scholes model. The fair value of the options was amortized and expensed over the term of the employment contracts. These two individuals left the Company in January 2004; whereby the Company expensed the remaining unamortized portion of intrinsic value. The warrants were repurchased and cancelled and the Company and Mssrs. Ciri and Glashow reached settlement agreements with the Company whereby ICT paid them a total of $120 and the Company paid them a total of $100.

5.
Beneficial conversion features of $148 related to the 10% convertible notes issued in March 2004 to the Irrevocable Children’s Trust, certain other related affiliates, and to other individuals (the “March 2004 Convertible Notes”).

6.	Shares issued upon conversion of accrued and unpaid interest obligations at fair value and at a conversion price of $0.40 per share.

7.
The Company had various consultants and professionals during the fiscal year ended August 31, 2004 and as part of their compensation, these consultants were issued stock in the aggregate of 1,830,000 shares of common stock. The value of shares issued were at varying prices ranging from $0.44 to $1.30, or an average price of $0.52per share.

8.	Shares issued upon the conversion of a Laurus term loan and partial payments on certain other 24% interest rate notes, at an average conversion price of $0.44 per share.

9.	Beneficial conversion features on the issuance of warrants for 500,000 shares of common stock at $.077 per share to the Company's Chief Executive Officer,as well as the repricing to $0.40 per share.

10.
Loans totaling $1,450 under the March 2004 Convertible Notes from the Irrevocable Children’s Trust and certain other related entities converted on May 31, 2004 in shares of common stock at $0.32 per share.

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

12.	Laurus elected to convert $20 of accrued interest under the Laurus convertible notes into 50,000 shares of common stock at $0.40 per share.

13.
Beneficial conversion features aggregating $698 related to loans from Mr. Frank Crivello between November 2004 and July 2005, under the 10% convertible promissory notes issued on November 30, 2004 (the “November 2004 Convertible Notes”.

14.
On July 28, 2005, Farwell converted $700 of debt owed to it under the November 2004 Convertible Notes into 5,833,333 shares of common stock at $0.12 per share, following the assignment of the notes from Mr. Crivello to Farwell.

15.
On August 12, 2005, the Company granted to Laurus 2,500,000 shares of common stock in exchange for the cancellation of warrants held by Laurus for the purchase of 3,500,000 shares of common stock, and changing the common stock conversion price on the remaining Laurus convertible notes from $0.40 to $1.50 per share. The fair value of the shares so issued was $1,275.

16.	The Company issued 1,000,000 shares of its common stock on August 12, 2005 in connection with the acquisition of Oblio, with a total fair value of $224 at $0.2245 per share.

17.	The Company issued 1,250,000 shares of its common stock to an affiliate of the lender that financed the acquisition of Oblio, with a total fair value of $281 at $2245 per share.

18.	Cumulative dividend accrued at August 31, 2005 on the $9,000 face amount of the Series A Cumulative Convertible Preferred Stock at 3% for 19 days.

20. Related Parties

During the year ended August 31, 2005 and 2004, Farwell converted outstanding loans totaling $700 into 5,833,333 shares of common stock and Irrevocable Children’s Trust (“ICT”) converted outstanding loans totaling $1,450 into 4,531,250 shares of common stock, respectively. ICT and Farwell Equity Partners, LLC (“Farwell”) are part of an affiliated group that constitute the beneficial majority ownership of Titan, and David Marks, the Company's Chairman, is the managing member of Farwell.

In the year ended August 31, 2005, the Company forgave a $25 note receivable from Curtis Okumura, the CEO, president and director of the Company.

The Company indemnified Farwell, a related party, against any costs associated with Farwell’s pledge to Laurus of certain marketable securities owned by Farwell in an unrelated entity. The pledge was related to a $1.0 million loan from Laurus to the Company in April 2005 as an over-advance on a revolving note. (See Note 9. “Debt and Derivative Liabilities.”)

As additional collateral solely for a senior term note due to CapitalSource (“Term Note B”) in the original principal amount of $6,400, Farwell provided CapitalSource with a limited guaranty secured by a pledge of certain publicly traded securities in an unrelated entity owned by Farwell. The limited guaranty and pledge was granted in connection with the financing for the Oblio acquisition in August, 2005.

21.  Segment Information

The Company considers itself as operating in two distinct segments.

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

The Company, through its Oblio Telecom subsidiary, is engaged in the creation, marketing, and distribution of prepaid telephone products for the wire line and wireless markets and other related activities. The Company acquired Oblio in a transaction that was completed on August 12, 2005.

Selected information by segment for years ended August 31, 2005 and 2004 is as follows:

	FY 2005				FY 2004
	PCB	Oblio	Titan Corporate	Total	PCB	Oblio	Titan Corporate	Total
Sales	$16,939	$5,840	$-	$22,779	$16,367	$-	$-	$16,367
Interest expense	741	591	-	1,332	3,038	-	-	3,038
Net Loss	(1,003)	122	(3,470)	(4,351)	(3,360)		(5,918)	(9,278)

Assets	7,779	40,704	-	48,483	7,650	-	-	7,650

Equipment and improvements (gross)	4,232	-	-	4,232	4,125	-	-	4,125
Capital additions	107	-	-	107	617	-	-	617
Depreciation expense	620	-	-	620	587	-	-	587

Goodwill and intangible assets (gross)	65	30,898	-	30,963	65	-	-	65
Amortization expense	24	72	-	96	13	-	-	13

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States, an immaterial amount is made to foreign operations; therefore the Company contends that no geographic data needs to be shown.

22.  Subsequent Events

On November 9, 2005, Oblio was notified by CapitalSource that certain events of default have occurred and are continuing to occur in connection with this Credit and Security Agreement. The defaults deal with not maintaining minimum EBITDA as stated in the loan covenants and certain other representations and covenants. Oblio has met all monetary obligations on the loans. In a waiver and amendment dated December 16, 2005, CapitalSource increased the interest rates under the Revolver and Term Loan A and Term Loan B. The minimum prime rate on all loans was increased from 6.25% to 6.5%, and the rate over prime was increased from 1% to 5% on the Revolver and from 4% to 8% on the two term notes. The maturity date on the two terms notes was reduced from December 1, 2006 to February 28, 2006. In addition, Oblio may be assessed a non-compliance fee of approximately $6,500 per day. Although the events of default permit Capital Source to accelerate the obligations, Oblio was advised that except for the penalties described above, Capital Source would not take any other immediate action with respect to the defaults. In a second waiver and amendment dated March 8, 2006, the interest rates over the prime rate were reduced to 1% on the Revolver and 4% on Term Note B, and the maturity dates on the two term notes were extended until June 30, 2007.

The Company defaulted on its obligation to Laurus under the 2005 Amendment ot Loan Agreements to provide a registration statement to be declared effective by SEC within 90 from August 12, 2005 covering the resale of Common Stock issuable upon conversion of all notes, together with the 2,500,000 shares of Common Stock issued to Laurus on August 12, 2005. Laurus has not accelerated the Loans as a consequence of the default. (See Note 9. “Debt and Derivative Liabilities.”)

On December 14, 2005, the Company executed a promissory note in the amount of $2,322,850 to F&L, LLP covering a short-term, non-interest bearing obligation in connection with the acquisition of Oblio. The promissory note carries an annual interest rate of 4% and matures on February 28, 2006. Also, on December 14, 2005, F&L, LLP provided the Company with its waiver of any events of default that may have occurred or be continuing to occur under the Asset Purchase Agreement. (See Note 4. “Acquisitions.”)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of August 31, 2005 the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e).  Based upon the Controls Evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company and their ages as of August 31, 2005 and positions held with the Company, as follows

Name	Age	Position

David M. Marks	37	Chairman of the Board
Curtis Okumura	42	Chief Executive Officer, President and Director
Stephen Saul Kennedy	38	Vice President Sales and Director
Daniel Guimond	47	Chief Financial Officer & Secretary
Sammy Jibrin	35	Chief Executive Officer, Oblio Telecom, Inc.
Radu Achiriloaie	37	Chief Operating Officer, Oblio Telecom, Inc.

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

CURTIS OKUMURA. Mr. Okumura was appointed Director in May 2005. Mr. Okumura was elected to serve as the Company's President, effective December 16, 2004. Mr. Okumura also serves as President of the Company's wholly owned subsidiary, Oblio Telecom, Inc. Mr Okumura has served as General Manager of the Company's subsidiary, Titan PCB West, Inc. since August 2001. From 2000 to 2001, Mr. Okumura served as the General Manager of Circuit Link, Inc., a circuit board manufacturer. From 1985 to 2000, Mr. Okumura served in various capacities, including as engineering manager for Data Circuit Systems, Inc. Mr. Okumura has a degree in Business Administration from San Jose University and Ohlone College. Mr. Okumura will be paid an annual salary of $150,000, subject to review by the Board of Directors.

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

	Annual Compensation			Long-Term Compensation Number of Shares Underlying Options	All-Other Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Granted(#)	($)(1)
Curtis Okumura	2005	$150,168(2)	-	-	-
Chief Executive Officer,
President and Director

Stephen Saul Kennedy(3)	2005	172,996	-	-	-
Vice President, Sales & Director	2004	152,939	-	-	-
	2003	125,000	-	-	-

Daniel Guimond	2005	100,932	-	-	-
Chief Financial Officer &	2004	85,462	-	20,000	-
Secretary	2003	23,077(4)	-	75,000	-

Sammy Jibrin	2005	8,750(5)	-	-	-
Chief Executive Officer
Oblio Telecom, Inc.

Radu Achiriloaie	2005	8,750(6)	-	-	-
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

(4)    Mr. Guimond has served as Chief Financial Officer and Secretary since February 2004. He served as the Company's Acting Chief Financial Officer and Corporate Controller since June 2003. As part of his compensation package, he was awarded 75,000 options at an exercise price of $0.75 on July 24, 2003. In May 2004, he was also awarded 20,000 options at an exercise price of $0.75 per share. The Company does not have an employment agreement with Mr. Guimond.

(5)    Mr. Jibrin was appointed Chief Executive Officer, Oblio Telecom, Inc. effective August 12, 2005 upon the acquisition of Oblio Telecom, LLP of which Mr. Jibrin was a partner. This amount represents 13 days pay computed based on a 52-week year and a 5-day work week. The Company has a three year employment agreement with Mr. Jibrin which provides for a base salary of $175,000 per annum with bonuses based on Oblio's targeted EBITDA.

(6)    Mr. Achiriloaie was appointed Chief Operating Officer, Oblio Telecom, Inc. effective August 12, 2005 upon the acquisition of Oblio Telecom, LLP of which Mr. Achiriloaie was a partner. This amount represents 13 days pay computed based on a 52-week year and a 5-day work week. The Company has a three year employment agreement with Mr. Achiriloaie which provides for a base salary of $175,000 per annum with bonuses based on Oblio's targeted EBITDA.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OF CLASS BENEFICIALLY OWNED

David M. Marks	Common Stock	18,718,935(2)	52.9%
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Curtis Okumura	Common Stock	215,000(3)	*
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Stephen S. Kennedy	Common Stock	410,000(4)	1.15%
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Daniel Guimond	Common Stock	76,250(5)	*
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Sammy Jibrin	Common Stock	1,195,000(6)	3.29%
c/o Oblio Telecom, Inc.
407 International Parkway, Suite 403
Richardson, TX 75081

Radu Achiriloaie	Common Stock	1,195,000(7)	3.29%
c/o Oblio Telecom, Inc.
407 International Parkway, Suite 403
Richardson, TX 75081

All Officers and Directors as a Group (6 persons)	Common Stock	21,810,185(8)	57.30%

Irrevocable Children's Trust	Common Stock	10,969,522(2)	31.05%
1818 North Farwell Avenue
Milwaukee, WI 53202

Farwell Equity Partners, LLP	Common Stock	5,833,333(2)	16.51%
1818 North Farwell Avenue
Milwaukee, WI 53202

* Less than 1%

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

6.
Includes (1) 1,007,500 shares of common stock issuable upon conversion of 1,500 shares of Series A Preferred of Oblio Telecom, Inc., the Company's wholly owned subsidiary, and (2) 187,500 shares of common stock, issued to F&L, LLP of which Mr. Jibrin owns a 50% interest.

7.
Includes (1) 1,007,500 shares of common stock issuable upon conversion of 1,500 shares of Series A Preferred of Oblio Telecom, Inc., the Company's wholly owned subsidiary, and (2) 187,500 shares of common stock, issued to F&L, LLP of which Mr. Achiriloaie owns a 50% interest.

8.
Includes (i) 5,833,333 shares registered in the name of Farwell Equity Partners, LLC, of which Mr. Marks is the managing member (ii) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (iii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iv) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (v) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (vi) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vii) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (viii) 100,000 shares held by Mr. Marks; (ix) 50,000 shares of common stock owned by Mr. Kennedy; (x) 10,000 shares of common stock owned by Mr. Guimond; (xi) 375,000 shares of common stock issued to F&L, LLP; (xi) 2,015,000 shares issuable to Mr. Jibrin and Mr. Achiriloaie upon conversion of 3,000 shares of Series A Preferred of Oblio Telecom, Inc.; and (xiii) 716,250 shares issuable upon the exercise of currently exercisable options by various directors and officers.

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

In February 2003, the Company paid a consulting fee in the amount of $10,000 to Phoenix Investors LLC, a company controlled by David M. Marks, one of the Company's Directors, for services rendered on behalf of the Company. During the fiscal year ended August 31, 2004, the Company settled this consulting contract for $108,000.

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

On November 30, 2004, the Company issued a 10% Convertible Promissory Note $1,000,000 face amount (the “2004 Convertible Note”) to Frank Crivello, an affiliated person to the majority shareholder of the Company.  Loans totaling $700,000 were made to the Company under this note between November 2004 and July 2005.

On July 28, 2005, under the terms of the 2004 Convertible Note, the Company issued 5,833,333 shares of its common stock to Farwell Equity Partners, LLC. (“Farwell”) upon conversion of $700,000 of debt at $0.12 per share.  The stock conversion followed the assignment of the 2004 Convertible Note from Mr. Crivello to Farwell.  Mr. Crivello is a majority owner of Farwell and Mr. Marks, the Company’s Chairman, is the managing member of Farwell.  Subsequent to the stock conversion, Farwell advanced additional funds to the Company under the 2004 Convertible Note, and at August 31, 2005, the balance owed to Farwell was $165,000.

The acquisition of Oblio by Titan occurred on August 12, 2005 upon the completion of a credit facility with CapitalSource for the financing of the substantial portion of the cash paid for the purchase and to provide working capital and term credit facilities for ongoing operations of Oblio. The total purchase price was $29,684,000, consisting primarily of $15,858,000 in cash, the issuance of 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock having a face value upon issue of $9,000 (the “Series A Preferred”), the issuance of an 18-month promissory note due the seller in the principal amount of $2,500,000, and other short term debt due the seller of $2,323,000. The Series A Preferred is convertible into shares of the common stock of Titan, and the 9,000 shares may be reduced if Oblio does not meet certain annual earnings thresholds in the three years following the acquisition.  In addition, Titan issued to the seller 375,000 shares of Titan’s common stock and Oblio entered into 3-year employment agreements with Sammy Jibrin and Radu Achiriloaie, the former owners of Oblio. Of the cash portion paid, $1,000,000 was to be held in escrow for a period of up to 50 days and released to the sellers upon certification that as of the day immediately preceding the closing of the acquisition, Oblio’s current liabilities were less than its current assets. Of the cash paid in connection with the acquisition, including transaction costs, approximately $15,836,000 was financed by means of the credit facility with CapitalSource.  In connection with the CapitalSource credit facility, Farwell provided CapitalSource with a limited guaranty only on Term Note B and collateralized solely by a pledge of shares of stock of an unrelated publicly traded entity owned by Farwell.

ITEM 13. EXHIBITS

Copies of all exhibits to this Form 10-KSB (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to Bryan Chance, Chief Executive Officer, Titan Global Holdings, Inc., 407 International Parkway, Suite #403, Richardson, Texas  75081.

Exhibit Number	Description
3.1	Certificate of Incorporation of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (1)

3.2	By-Laws of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (1)

3.3	Articles of Amendment to Articles of Incorporation, dated as November 4, 2005. (Filed herewith.)

4.2	Certificate of Designation for the Series A Cumulative Convertible Preferred Stock of Oblio Telecom, Inc. defining the rights of the holders of the Preferred Stock of Oblio Telecom, Inc. (2)

10.1	2002 Stock Option Plan. (3)

10.2	2002 Stock Option Plan for Non-Employee Directors as amended. (3)

10.3	Lease dated 6th of August 2002 by and between SVPC Partners, LLC and Titan PCB West, Inc. (4)

10.4	Secured Party's Bill of Sale dated February 27, 2003. (5)

10.5	Stock Purchase Agreement, dated as of March 5, 2003, among Howard Doane, Titan PCB East, Inc. and Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated). (4)

10.6	Acknowledgment of Assignment dated March 5, 2003 among the Registrant, Titan PCB East, Inc. and Coesen Inc. (4)

10.7	Stockholders Agreement dated March 5, 2003 among Coesen Inc., Howard Doane, Joseph Thoman and Alfred Covino. (4)

10.8	Sublease dated July 26, 2002 among Tyco Printed Circuit Group LP, Titan PCB West, Inc. and SVPC Partners, LLC and Phoenix Business Trust. (6)

10.9	Convertible Term Note dated November 20, 2003 issued to Laurus Master Fund Master Fund, Ltd. (7)

10.10	Common Stock Purchase Warrant of Titan Global Holdings, Inc. dated November 20, 2003 issued to Laurus Master Fund, Ltd. (7)

10.11	Registration Rights Agreement dated November 20, 2003 by and between Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.12	Securities Purchase Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.13	Security Letter Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund. (7)

10.14	Subsidiary Security Agreement dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West, Inc. (7)

10.15	Subsidiary Guaranty dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West, Inc. (7)

10.16	Stock Pledge Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund Ltd. (7)

10.17	Registration Rights Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.18	Common Stock Purchase Warrant dated November 20, 2003 issued by Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.19	Secured Convertible Minimum Borrowing Note dated November 20, 2003 issued by Ventures-National Incorporated to Laurus Master Fund, Ltd. (7)

10.20	Secured Revolving Note dated November 20, 2003 issued by Ventures-National Incorporated in favor of Laurus Master Fund, Ltd. (7)

10.21	Security Agreement dated as of November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.22	Amendment No. 1 to Convertible Term Note of Ventures-National Incorporated dba Titan General Holdings, Inc., dated January 8, 2004, between us and Laurus Master Fund, Ltd. (8)

10.23	Waiver letter, dated January 8, 2004, from Laurus Master Fund, Ltd. to us. (8)

10.24	Amendment No. 1 to Robert Ciri Separation Agreement (9)

10.25	Amendment No. 2 to Andrew Glashow Separation Agreement (9)

10.26	Form of 10% Convertible Notes issued (9)

10.27	Lease between HD Realty Trust and Titan PCB East, Inc. dated March 1, 2004 (9)

10.28	Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated March 30, 2004 (10)

10.29	Convertible Note with Laurus Master Fund, dated March 30, 2004 (filed herewith)

10.30	Securities Purchase Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.31	Parent Security Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.32	Subsidiary Security Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.33	Registration Rights Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.34	Guaranty Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd (10)

10.35	Escrow Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.36	Amended and Restated Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated June 29, 2004 (10)

10.37	Amended and Restated Convertible Note with Laurus Master Fund, dated June 29, 2004 (10)

10.38	Amendment No. 1 to Registration Rights Agreement, dated as of June 29, 2004, by and between Ventures- National Incorporated and Laurus Master Fund, Ltd. (10)

10.39	Escrow Agreement, dated as of June 29, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (10)

10.40	Asset Purchase Agreement dated July 28, 2005 among Farwell Equity Partners, LLC, Oblio Telecom, Inc., Oblio Telecom L.L.P., Sammy Jibrin and Radu Achiriloaie (11)

10.41	Stock Purchase Agreement dated August 12, 2005 between the Company and Farwell Equity Partners, LLC (2)

10.42	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Radu Achiriloaie (2)

10.43	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Sammy Jibrin (2)

10.44	Agreement, dated August 12, 2005, between the Company and Laurus Master Fund, Ltd. (2)

10.45	Credit and Security Agreement dated as of August 12, 2005 between Oblio Telecom, Inc., Pinless, Inc. and CapitalSource Finance LLC (2)

10.46	Waiver and Amendment No. 1 to Credit and Security Agreement between Oblio Telecom, Inc., Pinless, Inc. and CapitalSource Finance LLC, dated as of December 16, 2005 (12)

10.47	Recission of Stock Purchase Agreement between Titan Global Holdings, Inc. and Farwell Equity Partners,
LLC (13)

10.48	Loan Conversion Agreement between Titan Global Holdings, Inc. and Farwell Equity Partners, LLC(13)

10.49	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Oblio Telecom L.L.P. dated as of April 25, 2005 (This exhibit is subject of a request for confidential treatment.) (14)

21.1	Subsidiaries of the Company (filed herewith).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer ).

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

(12) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 16, 2005 and filed on December 21, 2005

(13) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 30, 2005 and filed on January 6, 2006.

(14) Previously filed and incorporated herein by reference to the Company's Amendment No. 2 to the Annual Report on Form 10-KSB for the year ended August 31, 2005, filed on October 4, 2006

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TITAN GLOBAL HOLDINGS, INC.

By:	/s/ Bryan Chance
Bryan Chance
Chief Executive Officer, President (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Chance	Chief Executive Officer, President, Principal	December 12, 2006
Bryan Chance	Financial and Principal Accounting Officer

/s/ David Marks	Chairman	December 12, 2006
David Marks

/s/ Curtis Okumura	President Titan PCB West and Titan PCB East and Director	December 12, 2006
Curtis Okumura

/s/ Stephen S. Kennedy	VP Sales & Director	December 12, 2006
Stephen S. Kennedy