Form 10KSB
period 2006-08-31
Titan Global Holdings, Inc.
filed 2006-12-15
CIK 770471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number 000-32847
TITAN GLOBAL HOLDINGS, INC.
(Formerly Ventures-National Incorporated)
(Exact Name of Small Business Issuer as Specified in its Charter)

Utah	87-0433444
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number

407 International Parkway Suite #403
Richardson, Texas 75081
(Address of Principal Executive Offices, Including Zip Code)

Issuer’s telephone number: (972) 470-9100

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The issuer’s revenues for the fiscal year ended August 31, 2006: $109,802,000

As of December 8, 2006 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $13,814,618 based upon the closing sales price on the OTC Bulletin Board for that date.

As of December 8, 2006, the number of issued and outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 49,114,052.

Transitional small business disclosure format (check one) Yes  ☐   No  ☒

TITAN GLOBAL HOLDINGS, INC.

(FORMERLY VENTURES-NATIONAL INCORPORATED)

ANNUAL REPORT ON FORM 10-KSB

For the Fiscal Year August 31, 2006

PART I

Explanatory Note

As a result of the Company’s review of its accounting treatment for its convertible debt and preferred stock financings, the Company has modified its accounting and disclosures for its debt and derivative liabilities and has reflected the changes in its financial statements and disclosures included herein. In addition, the Company has restated its financial statements as of and for the year ended August 31, 2005 and for each of the three quarters ended May 31, 2006 to reflect adjustments arising from the change in accounting for derivative debt instruments. The adjustments for these periods were made to reflect the accounting for convertible debt and preferred stock financings, and the related embedded and freestanding derivatives, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) and Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, (“ETIF 00-19”). This Annual Report on Form 10-KSB for the year ended August 31, 2006 includes detailed disclosures relative to the restatement of the consolidated financial statements for the first three fiscal quarters of 2006.

In light of the restatement, readers should no longer rely on the Company’s unaudited financial statements and other information for the quarters ended November 30, 2005, February 28, 2006 and May 31, 2006 (including management’s evaluation of internal controls, and disclosure controls and procedures). The Company has not amended and does not intend to amend previously filed Quarterly Reports on Form 10-QSB for the three quarterly periods ending May 31, 2006 that are affected by the change in accounting described above. The Company has, instead, incorporated disclosures containing the restated financial information for each of these quarters with the notes to the financials statements included in this Annual Report on Form 10-KSB.

This restatement had the following effect on net losses in the applicable periods:

	Quarter Ended
	November 30, 2005	February 28, 2006	May 31, 2006
	(dollars in thousands)
Net loss applicable to common shareholders as previously reported	$(2,076)	$(2,597)	$(4,204)

Adjustments for derivatives liabilities	(4,260)	(378)	(345)

Restated net loss applicable to common shareholders	$(6,336)	$(2,975)	$(4,549)

History of the Derivatives Issue

Derivative financial instruments. We reviewed the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion features that are required to be bifurcated and accounted for separately as derivative financial instruments.

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

Effects of the Restatement
The following table set forth the effect of the restatement relating to the derivatives transactions. The periods affected by these restatements were the quarters ended November 30, 2005, February 28, 2006 and May 31, 2006.

	Quarter Ended
	November 30, 2005	February 28, 2006	May 31, 2006
	(in thousands)
Income (expense) amounts:
Interest expense	$(4,465)	$(659)	$(1,924)
Gain on fair value of derivative liabilities	205	976	1,579
Loss on extinguishment of debt	-	(695)	-
Provision for income taxes	-	-	-
Net increase in reported net loss and net loss available to common shareholders	$(4,260)	$(378)	$(345)

Per share amounts:
Basic and diluted, as previously reported	$(0.06)	$(0.06)	$(0.09)
Adjustment	(0.12)	(0.01)	(0.01)
Basic and diluted, as restated	$(0.18)	$(0.07)	$(0.10)

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Titan Global Holdings (the “Company” or “Titan”) is a diversified holding company with a dynamic portfolio of subsidiaries that capitalize on the ever-expanding worldwide demand for new communications and connectivity services and products. The Company is committed to providing consumers with the tools they need to thrive by connecting them to family, friends and colleagues.

The Company’s six wholly owned subsidiaries are capitalizing on a broad range of technological innovations spanning telecommunications, electronics and homeland security. Derived from internal development and strategic acquisitions, the Company delivers cost-effective, secure, and environmentally-friendly solutions for customers around the world. The Company’s subsidiaries operate in two divisions - Titan Communications and Titan Electronics and Homeland Security.

The Company’s Communications Division is our largest division with revenues of $89,297,000 in fiscal 2006 representing 81% of consolidated revenues. The Communications Division includes Oblio Telecom, Inc., a market leader in prepaid telecommunications and the second largest publicly-owned company focused on the international prepaid telecommunications space, StartTalk Inc., a company that owns, leases and operates switching equipment, Pinless, Inc., a company that delivers prepaid international telecommunications services from an e-commerce platform and Titan Wireless Communications, Inc., a prepaid wireless communications and mobile virtual network operator.

Titan’s Electronics and Homeland Security Division is our legacy division with revenues of $20,505,000 in fiscal 2006 representing 21% growth from the prior year and 19% of consolidated revenues. The Electronics and Homeland Security Division includes Titan PCB East, Inc. and Titan PCB West, Inc. These companies specialize in the manufacturing of advanced circuit boards and other high tech products for military and high-tech clients.

Financial information by segment is presented under the heading Segment Information in the Notes to our Consolidated Financial Statements below in this Annual Report.

The Company's corporate office is located at 407 International Parkway, Suite 403, Richardson, Texas 75081. The Company's telephone number is (972) 470-9100.

HISTORY OF THE COMPANY

The Company was organized under the laws of the State of Utah on March 1, 1985, with the primary purpose of seeking potential business enterprises which in the opinion of the Company's management would prove profitable. The Company was largely inactive through 2001.

The Company began its electronics and homeland security division in 2001 through SVPC Partners LLC, a Delaware limited liability company that commenced its operations in July 2001 ("SVPC"). SVPC began acquiring cutting edge technology equipment, processes, customer lists and orders from competitors unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of Circuit Systems, Inc. ("CSI") pursuant to a combined approved bankruptcy court sale. After acquiring SVPC Circuit Systems, Inc. and certain assets of CSI, Titan acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc.

On June 28, 2002, the Company entered into a letter of intent with Titan PCB West, Inc., a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards.

Effective August 30, 2002, through the Company's wholly-owned subsidiary Titan EMS Acquisition Corp., a Delaware corporation ("AcquisitionCo"), the Company acquired all of the capital stock of Titan PCB West through an exchange of its Common Stock pursuant to an Agreement and Plan of Merger (the "Merger"). In connection with the Merger, its fiscal year end was also changed from June 30 to August 31.

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

On February 27, 2003, through the Company's subsidiary, Titan PCB East, the Company acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuits using a patented manufacturing process (the "HVR Flex Ô Process"), for approximately $500,000 in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank. The acquired assets included equipment, work-in-progress, inventory, technology and patent licenses and customer lists. In connection with this acquisition, the Company acquired Eastern Manufacturing Corporation's rights under a license agreement with Coesen Inc., a New Hampshire corporation ("Coesen Inc."), to manufacture PCBs using the HVR Flex Ô Process to Titan PCB East and Titan PCB East was granted an option to purchase certain real estate assets. The Company financed the acquisition of Eastern Manufacturing Corporation's assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement.

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

In 2005, the Company launched its communications division by acquiring Oblio Telecom, Inc.

On July 28, 2005, Farwell Equity Partners, LLC (“Farwell”) and its newly formed acquisition subsidiary, Oblio Telecom, Inc. (“Oblio”) entered into an Asset Purchase Agreement with Oblio Telecom L.L.P. (“Seller”) and its sole owners, Sammy Jibrin and Radu Achiriloaie, for the purchase of substantially all of the assets of Seller. This transaction closed on August 12, 2005, upon Oblio obtaining financing for the acquisition. Also, effective on August 12, 2005 and following the aforementioned closing, Farwell contributed its 1,000 shares of the common stock of Oblio to Titan, which stock represents all of the authorized and outstanding common stock of Oblio. Upon receipt of the Oblio common stock by Titan, Oblio became a wholly-owned subsidiary of Titan.

Through the Oblio Telecom acquisition, the Company also acquired Pinless, Inc. Pinless offers customers the ability to access prepaid international calling features via e-commerce or pinless residential dialing. Pinless supports first and second generation Americans that have established credit and prefer the convenience of managing their account purchases of prepaid communications services and products online through our website WhyUseIt.com.

On April 17, 2006, the Company established StartTalk, Inc. to own and operate switching equipment. This switching equipment enables the Company to rapidly deploy and efficiently deliver prepaid international telecommunications services at favorable cost structures. StartTalk owns, operates and leases switching equipment in two strategic locations in the United States.

On September 28, 2006, the Company established Titan Wireless Communications, Inc. to better capitalize on organic and strategic growth opportunities in the prepaid wireless sector. Our Board of Directors has approved a plan to transfer all wireless assets, including the growing Bravo Cellular brand and the newly launched Picante Movil brand to Titan Wireless Communications, Inc.

INDUSTRY BACKGROUND - TITAN COMMUNICATIONS DIVISION

The Company’s Communications Division currently operates primarily in the prepaid telecommunications market. Specifically, the Company’s primary product offerings are prepaid international long distance cards and services and prepaid wireless communications. Prepaid and postpaid are simply two different payment options for a specific service. Postpaid service is also known as contract or billable service whereby consumers must sign a contract in order to obtain service. Prepaid, also known as pay-as-you-go and pay-in-advance, is service that is paid for prior to usage. Many consumers prefer prepaid because it offers improved budget controls, access and flexibility while not requiring deposits or constraining contracts. This method of payment has been widely used in foreign markets and is gaining acceptance in the United States. The prepaid method of payment has gained significant worldwide acceptance from many consumers including:

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

Credit Challenged.   It is estimated that there are 28 million credit-challenged consumers in the U.S. alone. These consumers usually show high interest in owning a mobile phone, but lack the credit rating to qualify for postpaid plans. It has been estimated that one out of every three U.S. postpaid wireless applicants are denied contract service due to insufficient credit ratings. For the credit challenged, prepaid services may be their only viable choice to obtain wireless phone services.

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

Prepaid International Long Distance

The prepaid international long distance card market has experienced explosive growth in the past ten years. This is driven primarily by growth in first and second generation Americans, mainstream market penetration and expanded retail distribution. According to IDC, current prepaid card revenues eclipsed $5.3 billion in 2005 and an estimated 50 million households in the United States use prepaid calling cards.

The largest sector of the prepaid international calling card market is the Hispanic sector. The Hispanic market is large, concentrated, loyal and growing. The Hispanic market is:

•	39.9 million individuals
•	13.7% of US population
•	Growing 7 times faster than non-Hispanics (57% in the last decade)
•	20% of current births in the United States are Hispanic children
•	Incremental annual Hispanic immigrant growth is in excess of 1 million

Prepaid Wireless Communications

In its analysis of the prepaid wireless sector, leading telecommunications research firm Atlantic-ACM predicts that the prepaid sector will remain in a growth cycle, driven by significant expansion in the wireless and stored-value segments. U.S. prepaid airtime rates are generally higher than postpaid rates on a per minute basis. However, postpaid rates are based on the subscriber using every minute of the plan each month. If the subscriber uses less minutes than allowed by the plan, the per minute rate is higher and if the subscriber goes over the contracted plan minutes they pay a penalty also raising the per minute rate. Furthermore, with prepaid competition increasing, prepaid airtime rates are decreasing faster than postpaid rates. As prepaid prices continue to fall and more parity is achieved with postpaid plans, mainstream consumers will increasingly adopt the prepaid mobile option.

According to recent studies published by the Yankee Group, prepaid subscribers comprise nearly 60% of the wireless market. Additionally, as the post-paid wireless market is saturated, prepaid wireless is the fastest growing segment of the US wireless market. US prepaid wireless revenues are expected to reach $20 billion in 2006. TIA predicts that prepaid wireless subscribers will top 34.7 million in 2006 and 41.3 million by 2009, representing a compound annual growth rate of 9.3%.

Companies that do not have their own wireless networks can access this growing market via mobile virtual network operator (MVNO) contracts. A MVNO is a mobile operator that does not own a network infrastructure. To facilitate their operations, MVNOs maintain business agreements with traditional mobile operators to buy minutes of use for sale to their own customers. A study conducted by Atlantic-ACM concluded that, by 2009, MVNOs will account for nearly four of every five prepaid wireless subscribers.

INDUSTRY BACKGROUND - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

Titan Electronics and Homeland Security Division manufacture complex quick-turn and prototype printed circuit boards and printed circuit boards for the high-end commercial customers and the US defense industry. Printed circuit boards serve as the foundation of most complex electronic products. The printed circuit board manufacturing industry has benefited from the proliferation of electronic products in a variety of applications, ranging from consumer products, such as cellular telephones, to high-end commercial electronic products, such as communications and computer networking equipment. Printed circuit boards are manufactured from sheets of laminated base material purchased from various laminate suppliers. Each sheet (also known as a manufacturing process panel) typically consists of multiple printed circuit boards, while each board contains its own identity consisting of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.

Products that utilize printed circuit boards have high levels of complexity and short life cycles as original equipment manufacturers continually develop new and increasingly sophisticated products. The Company believes these characteristics benefit printed circuit board manufacturers that can assist original equipment manufacturers in bringing a product to market faster by providing the engineering expertise, process controls and execution capabilities to accelerate product development and quickly proceed to volume production. Manufacturers of complex electronics products in high-growth markets, including consumer electronics, the computer and networking industry, medical devices, military contracts, automobiles, aviation and the telecommunications industry are continually under pressure to bring their products to market faster. The success of these industries is dependent on, among other things, technological advancements, demand for a wider variety of product applications, and increasingly powerful electronic components. The Company believes that the time-critical and highly complex nature of the new and emerging markets will further increase the demand for rapid production of complex printed circuit boards.

The Company sees several trends in the printed circuit board manufacturing industry. These include:

Importance of Prototype Printed Circuit Board Production.  Original equipment manufacturers are placing increased emphasis on the prototype stage of printed circuit board production in order to accelerate product development. Domestically, higher volume production of printed circuit boards is becoming increasingly more competitive, as much of this production is exported to countries overseas for low cost manufacturing. The Company believes in placing a stronger emphasis on the small volume, highly complex, multi-layer prototype printed circuit boards for original equipment manufacturers in research and development companies headquartered in areas such as Silicon Valley, while the production volumes are mass-produced at other locations.

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

PRODUCTS AND SERVICES - TITAN COMMUNICATIONS DIVISION

Titan Communications Division provides its customers efficient, cost-effective international prepaid telecommunications solutions that include international calling cards, wireless services and pinless international dialing services.

International Calling Cards. We provide our end-user customers through our distribution network international prepaid calling cards that offer efficient calling options to foreign countries. We generally design our cards on a region/country specific basis to offer our customers enhanced value to their preferred call destinations. Our cards are generally sold in $2 and $5 denominations.

Wireless Services. We provide our end-user customers through our distribution network with cost-effective cellular phone handsets and efficient prepaid wireless services. We sell cellular handsets and individual prepaid wireless minute refill cards to allow our customers ultimate flexibility and control of their wireless expenditures. We offer prepaid wireless minute refill cards in $10, $15, $20, $25 and $30 denominations. We also offer unlimited nights and weekends in higher denomination cards and in separate cards that are available for purchase. Our prepaid wireless services do not require contract commitments or credit approval.

Pinless International Dialing Services. We provide our customers direct access to efficient international dialing via our website “WhyUseIt.com.” End-customers can log on to our website and purchase prepaid international calling at discounted rates via credit or debit card transactions.

PRODUCTS AND SERVICES - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

In our electronics and homeland security division, we provide our customers with competitive prototype printed circuit board manufacturing solutions from prototype through pre-production development. Titan's services include:

Quick Turn Production.   Our clients are typically product and chip designers that need high quality prototype printed circuit boards on an expedited basis. We produce prototype printed circuit boards of various types and complexities based on client specifications, with delivery times ranging between 24 hours and a standard lead time of 10 days. Because the Company processes customer orders on a "quick-turn" basis, we do not typically have more than a two-week backlog of customer orders at any one time.

Process Development.   Our clients are concerned with the manufacturing yields that are generally reflected in each volume production run of a market ready printed circuit board. We work closely with its customers' engineering departments to develop "Design for Manufacturing" standards for future high volume production. The purpose of our design assistance efforts is to determine efficient layouts of printed circuit boards to improve production yields and decrease volume production costs of a market ready printed circuit board.

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

The other method of testing, known as fixtureless testing, is more time consuming as it tests each printed circuit board, but more cost effective as it eliminates the need for test fixtures. Fixtureless testers, also known as flying-probes, utilize a series of pointed pins that float around the surface of the circuit board to verify electrical continuity and characteristics.

Both methods can be operated through an industry electrical test format known IPC 356. Our combination of equipment and software provides the added flexibility for time sensitive manufacturing and a reliable electrical test at competitive prices for prototype and pre-production orders.

CUSTOMERS AND MARKETS - TITAN COMMUNICATIONS DIVISION

Our customers in our communications division tend to be primarily first and second generation Americans. Our prepaid telecommunications service division distributes prepaid international phonecards, prepaid wireless services and other prepaid solutions through distributors that provide the company access to an estimated 60,000 retail locations in all 50 states and Puerto Rico.

CUSTOMERS AND MARKETS - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

Our customers in the electronics and homeland securities division include PCB design companies, original equipment manufacturers, electronics manufacturing service providers, and contract manufacturers that serve the rapidly changing electronics industry. The Company measures customers as those companies that place at least two orders in a 12-month period. These customers can be segmented in two general categories as follows:

Quick-turn/Prototype. Our quick-turn and prototype customers are original equipment manufacturers that will pay a premium for production completed in a rapid fashion. These customers represent a wide range of industries including the security industry, chip and semiconductor industries, contract manufacturing, telecommunication, and bio-medical industries. We generally complete these orders in 24 hours to ten days to meet customer expectations.

Military and Defense Contractors. Our military and defense industry customers are required to purchase printed circuit boards from companies that hold certain certifications from the United States Department of Defense. We currently have military certifications (31032 and 55110) in our east coast manufacturing facility in Amesbury, MA.

SALES AND MARKETING - TITAN COMMUNICATIONS DIVISION

Prepaid International Calling Cards. We have developed an extensive and efficient distribution model for our prepaid international calling cards. Our distributors provide us access to an estimated 60,000 retail locations in all 50 states and Puerto Rico. Furthermore, the retail locations we access are primarily “c-stores” or “bodegas” that are strategically located in near proximity to our targeted customers. We closely manage our distribution network with internal sales resources. We are currently attempting to expand our distribution of our international calling cards to large retailers and point of sale providers.

Prepaid Wireless Services. Our prepaid wireless products and services leverage the established distribution of our prepaid international calling card division. We launched our first prepaid wireless services offering with our Bravo Cellular brand in fiscal 2006. We plan subsequent launches focused at specific markets of first and second generation Americans in fiscal 2007. Specifically, we plan to leverage our known and trusted flagship Picante brand to offer Picante Movil, a prepaid wireless service specifically targeting our growing Hispanic customer base.

Pinless International Dialing Services. Our prepaid international dialing services have benefited exclusively from word-of-mouth and referral marketing efforts. We look to invest in focused efforts to grow this division in fiscal year 2007 as we will direct more traffic to our portal expanding our market reach.

SALES AND MARKETING - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

Our marketing strategy focuses on establishing long-term relationships with our customers' engineering staff and new product introduction personnel early in the product development phase.

Our engineers, application support and managers provide support to its sales representatives in advising customers with respect to manufacturing feasibility, design review and technology limits through direct customer communication, e-mail and customer visits. In an effort to establish individual salesperson accountability for each client and the development of long term relationships, each customer is assigned one internal account manager and an outside sales representative.

We market our services through four direct full time sales representatives and independent sales representatives, supervised by its Vice-President of Sales and Marketing. We believe there are significant opportunities for us to increase its market penetration throughout the United States through further expansion of its inside and outside direct and independent sales representatives.

SUPPLIERS - TITAN COMMUNICATIONS DIVISION

Prepaid International Calling Cards. We have key supplier agreements with two tier one providers, AT&T and Sprint. We negotiate and determine call delivery features of each card with each provider and, then, in turn, purchase personal identification numbers for each card from these providers. As customers activate and use these cards, these calls are terminated on AT&T and Sprint switching equipment.

We recently formed a subsidiary, StartTalk, Inc., that owns, leases and operates switching hardware and equipment. This subsidiary reduces our reliance on key suppliers and enables us to rapidly deploy call termination services at favorable costs. Specifically, calls terminated on StartTalk’s equipment utilize least cost routing software to terminate calls efficiently. Least cost routing software chooses termination routes from between twenty to over one hundred suppliers for all destinations on a real-time basis to maintain a competitive cost and acceptable call quality.

Prepaid Wireless Services. We operate our prepaid wireless services through an MVNO agreement with Sprint PCS. A mobile virtual network operator is a company that does not own a licensed frequency spectrum, but resells wireless services under their own brand name, using the network of another mobile phone operator.

SUPPLIERS - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

The raw materials used in circuit board manufacturing are copper clad laminates, plating chemistries such as copper and gold, photographic films and tools used in mechanical operations such as drill and router bits, and plastics and pins for testing.

The raw materials we use are readily available from various suppliers throughout the world. We have preferred suppliers for most of our raw materials and work diligently with them to provide us the very best materials, pricing and supply chain solutions in order for us to provide our customers with the best value. We occasionally review our supply chain with alternative sources to ensure we are getting the best price and quality available.

COMPETITION - TITAN COMMUNICATIONS DIVISION

We believe that the principal competitive factor affecting our communications division is the price of our services. Additionally, our ability to compete is dependent upon the quality and reliability of our services and our customer care. We also rely heavily upon our ability to innovate, which drives the continuing evolution of our suite of product and services offerings, enabling us to provide our customers with the services they seek. Many of our current and potential competitors have greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages. We anticipate that price competition will remain intense in our communications division.

Prepaid International Calling Cards. We believe our success in providing our prepaid international calling card services is based on our ability to provide low rates and reliable service to our customers in our identifiable and well-known brands, while efficiently distributing our calling cards to a geographically and culturally diverse customer base. The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry, and for its ease of market entry. As calling rates continue to decline and competition increases, thereby reducing the influence of pricing as a differentiating competitive factor, we will increasingly compete on the basis of our call quality, brand recognition, customer service and distribution capabilities.

We compete with other providers of calling cards, including established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including AT&T, Verizon and Sprint, currently market prepaid calling cards, which in certain cases compete with our cards. We believe that our brand recognition, network infrastructure and least-cost-routing system (now offered through our StartTalk subsidiary) provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with broad access to customers, and that these factors represent competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

Prepaid Wireless Services. We believe that our primary competition in the U.S. wireless market is with national and regional wireless service providers including Alltel, Cingular, Sprint (and Sprint affiliates), T-Mobile, U.S. Cellular and Verizon Wireless. We also face competition from other resellers or MVNOs (Mobile Virtual Network Operators), such as Virgin Mobile USA, TracFone Wireless, and others, which provide wireless services to customers but do not hold FCC licenses or own network facilities. In addition, there are several MVNOs that have either launched or have announced plans to launch service offerings targeting our market segments in the near future. These resellers purchase bulk wireless telephone services and capacity from wireless providers and resell to the public under their own brand name through mass-market retail outlets. In addition, wireless providers increasingly are competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and internet access, are also available from personal communications service providers and enhanced specialized mobile radio carriers. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services.

We believe that we are strategically positioned to compete with other wireless providers as we have an established distribution network to reach our targeted customers and established brand identities that our customers know and trust.

COMPETITION - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

The printed circuit board industry has been and continues to be extremely competitive. Price, technological competence, and timely delivery are all prime components to the competitive environment in which we operate. The primary price competition for longer lead-time and lower technology circuit boards comes from Asian manufacturers. The competition for technologically advanced circuit boards is driven by some of the larger manufacturers in North America such as TTM Technologies, Inc., Merix Corp. and DDi Corp. We believe we are able to compete favorably based on

•	Pricing;
•	capability and flexibility to produce customized complex products;
•	ability to offer time-to-market capabilities;
•	ability to offer time sensitive PCB manufacturing capabilities;
•	consistently high-quality product; and
•	outstanding customer service.

Additionally, we compete in several markets such as the military and defense industry that do not see the same level of competition due to either the processing of these products and/or required certifications that limit the number of participants in those markets. These certifications include ISO 9001:2000, MIL-PRF-55110 and MIL-PRF-31032, all of which the Company holds.

We provide original equipment manufacturers ("OEMs") and contract equipment manufacturers ("CEMs") with an end-to end supply chain solution that supports their products and programs including design guidance that helps them produce efficient designs in terms of cost and manufacturability, prototyping with proven material and process formulation, and volume production either in our factory or through assistance in transitioning production to a lower cost, off-shore supplier. We partner with the OEMs and CEMs throughout the product life cycle to provide end-to-end supply chain solutions customized to the needs of our customers.

We provide our customers with "quick-turn" services which allow them to have a custom manufactured prototype in order to meet an end user requirement in as little as 24 hours. This valuable service allows us to charge a premium over the normal cost of similar orders delivered in 2-3 weeks. As our customers' demands for time-to-market solutions increase, this is one of the fastest growing services that we provide.

ENVIRONMENTAL REGULATION - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

We are subject to regulation by the Environmental Protection Agency as well as state and local agencies regarding the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing process. To date, we have determined the costs of compliance with these regulations not to be material. In the event that additional regulations are imposed in the future, we could incur material costs.

GOVERNMENT REGULATION - TITAN COMMUNICATIONS DIVISION

Regulation of Telecom by the Federal Communications Commission
The FCC has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service and the provision of service via fixed wireless spectrum.

Universal Service Fund
In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the “Universal Service Funds”). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our interstate services, either as a separate surcharge or as part of the base rate. In turn, we remit amounts owed to the Universal Services Fund on a quarterly basis. We remit these amounts for our prepaid wireless services.

Pursuant to FCC Regulation 54.706(c), from November 1, 1999 to April 1, 2003, a provider of interstate and international retail communications services is not required to contribute to the USF based on its international telecommunications end-user revenues if its interstate telecommunications end-user revenues constitute less than eight (8%) percent of its combined interstate and international end-user revenues. Effective April 1, 2003, the FCC raised the Limited International Revenue Exemption (LIRE) threshold to twelve (12%) percent. As our prepaid international calling card division’s end-user revenues are greater than eighty-eight (88%) percent international end-user revenues, we are exempt from USF contributions for our calling card division. Any changes to this exemption by the FCC would impact the future profitability of our communications division.

In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state.

Access Charges
As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase.

Under FCC rules, our interstate access rates must be set at levels no higher than those of the incumbent local exchange carrier (“ILEC”) in each area we serve, which limits our ability to seek increased revenue from these services. Some, but not all, states have similar restrictions on our intrastate access charges.

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per minute reciprocal compensation charges. Several different industry groups have submitted access charge reform proposals to the FCC since the issuance of the Notice of Proposed Rulemaking. Most recently, in August 2006, the FCC sought comment on an access charge reform plan commonly referred to as the “Missoula Plan,” which was submitted by the National Association of Regulatory Utility Commissioners. While the FCC has not yet acted on any of these proposals, and it is not yet known when it will act, these proposals would result in substantial reductions in access charge payments, and some would eliminate these payments entirely over a period of time. Because we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

Per Call Payphone Compensation
The Telecommunications Act requires telecommunications companies to pay per call compensation to the owners of payphones for coinless calls (toll-free calls and certain other “dial-around” calls) originating from payphones. The default rate is $0.494 per completed call. In June 2006, the FCC included a statement in an order that we believe improperly expanded the Commission’s previous definition of a “completed call.” However, we include the per call payphone compensation in our base rates and card features in our StartTalk business unit.

GOVERNMENT REGULATION - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

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

EMPLOYEES - TITAN COMMUNICATIONS DIVISION

Titan’s communications division currently has 41 full-time employees. Of these 4 are involved in management, 2 in shipping and inventory, 6 in administrative/accounting and 11 in sales and 18 in call center functions.

EMPLOYEES - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

Titan’s electronics and homeland security division has approximately 168 full time direct employees, none of whom are represented by unions. Of these employees, 144 were involved in manufacturing and engineering, 11 were in sales, customer/sales support, and marketing and 13 worked in management, accounting, systems and other support capacities.

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

Risks Relating to the Company’s Business:

We have experienced net losses, and we may not be profitable in the future.

We experienced net losses of $5.1 million and $4.4 million for the years ended August 31, 2006 and 2005 respectively and we may not generate profits in the future on a consistent basis, or at all. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

As of August 31, 2006 we had a net working capital deficit of $31,492,000. This working capital deficit is primarily the result of term debt agreements with Laurus Master Funds and CapitalSource being due and payable in the next twelve months and the classification of amounts drawn under revolving credit agreements as a current liability. In the aggregate, this represents $21,096,000 of our working capital deficit. We plan on refinancing these debt agreements in the second quarter of fiscal year 2007 which may amortize our term debt over 48 months reducing our current obligations.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

We may need to raise additional funds for a number of purposes, including to sustain and expand sales and marketing activities, to effectively support the operations and to otherwise implement our overall business strategy. If such funds are not available when required or on acceptable terms, our business and financial results could suffer. The inability to obtain additional capital will restrict its ability to grow and may reduce its ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to the existing shareholders.

If we are unable to retain the services of key personnel or if we are unable to successfully recruit qualified managerial, manufacturing and sales personnel having experience in the business, we may not be able to continue operations.

Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions may have a negative impact on employee recruiting and retention.

We are dependent upon a small number of customers for a large portion of its sales, and a decline in sales to major customers or high rates of customer turnover could materially adversely affect its results of operations.

A relatively small number of customers are responsible for a significant portion of our net sales. For the years ended August 31, 2006 and 2005, ten customers accounted for 70% and 36% of our sales, respectively. If we experience a decline in sales or lose one or more of our major customers it would negatively impact our business, results of operations, and financial condition. If one or more of these customers were unable to pay for goods and services we provided, our results of operations could be significantly negatively impacted. We anticipate that a material percentage of our sales will continue to be derived from a small number of significant customers.

Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control and because many of our operating costs are fixed, even small revenue shortfalls would materially decrease our gross margins. If future operating results are below the expectations of investors or market analysts, our stock price may decrease. Factors that might impact financial results include:

•
the amount and timing of capital expenditures and other costs relating to the implementation of our business plan, including acquisitions of, and investments in, competing or complementary companies or technologies;

•	fluctuations and seasonality in the demand for our products;
•	uncertainty and variability in demand by customers;
•	the introduction of new products or services by our competitors;
•	pricing pressure in the PCB manufacturing, assembly industries or in the telecom industry;
•	technical difficulties with respect to the use of our products;
•	regulatory changes; and
•	general economic conditions and economic conditions specific to the PCB manufacturing and telecom industries.

Average selling prices of our products may decrease which could result in a decrease in its gross margins and unit sales volume.

The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, technological advances and customers who negotiate price reductions. A portion of our revenues are generated from the networking, high-end computing and computer peripherals segments of the electronics industry, which are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics or telecommunications industries could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect our business, prospects, financial condition and results of operations. Historically, the trend in our industry has been for prices to decrease as technological innovations become widespread.

Our principal stockholders, officers and directors own a controlling interest in its voting stock and investors have a limited voice in our management.

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 58.52% of our outstanding common stock. Two of the Company’s stockholders, Irrevocable Children’s Trust and Farwell Equity Partners, LLC, hold approximately 52.29% of our outstanding common stock. David Marks, our Chairman, is one of two trustees of Irrevocable Children’s Trust and is the Managing Member of Farwell Equity Partners, LLC. Mr. Marks has sole voting and dispositive authority with respect to the shares of stock held by Irrevocable Children's Trust and Farwell Equity Partners, LLC. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including:

•	election of its board of directors;
•	removal of any of its directors;
•	amendment of its certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our principal stockholders, directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent its stockholders from realizing a premium over its stock price.

We face intense competition both in the PCB manufacturing and telecom industries.

We may be at a competitive disadvantage with respect to price for volume production when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from PCB manufacturers in Asia and other locations with lower production costs, greater financial resources, larger market share and larger customer base may play an increasing role in the market for volume production. While historically our competitors in these locations have produced less technologically advanced PCBs, they continue to expand their technology to include higher technology PCBs. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share in the market for higher technology PCBs, which may force us to lower our prices, reducing revenue, gross profit, and cash flow from operations.

We also face significant competition in the communications division. The market for telecommunications services is extremely competitive. Many companies offer products and services like Oblio’s, and some of these companies have a superior presence in the markets that Oblio serves. Oblio competes with many of the established long distance providers, including, but not limited to MCI, Sprint, and Regional Bell Operating Companies as well as other prepaid phone card distributors such as IDT. These companies are substantially larger and have greater technical, engineering, personnel resources, longer operating histories, greater name recognition and larger customer bases than Oblio. In addition, many of these companies have substantially greater financial, distribution and marketing resources than Oblio. Oblio may not be able to compete successfully with these companies. If Oblio does not succeed in competing with these companies, Oblio will lose customers and its revenue will be substantially reduced, and its business, financial condition and results of operations may be materially and adversely affected.

If we are unable to respond to rapid technological changes in the PCB manufacturing and telecom industries, we may not be able to compete effectively.

The market for our services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market services that meet evolving customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis.

In addition, the printed circuit board engineering and manufacturing services industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. It is possible that we will not effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. It is possible that we will not be able to obtain capital for these purposes in the future or that any investments in new technologies will result in commercially viable technological processes.

Risks Relating to the Company’s Electronic and Homeland Security Business:

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

PCBs that we manufacture may contain design or manufacturing defects, which could result in reduced demand for its services and liability claims against us.

Products are manufactured to our customers' specifications, which are highly complex, and despite our quality control and quality assurance efforts, there could be defects in the products we manufacture. Such defects, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. Since our products are used in products that are integral to our customers' businesses, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board. Some of our products are used in aircraft and military equipment, the failure of which would have devastating effects on the end user. Our sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims. However, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time-consuming and costly to defend.

Risks Relating to the Company’s Communications Business:

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s current facilities are as follows:

LOCATION	SQUARE FEET	PRIMARY USE	LEASE TERMS
Fremont, CA	27,984 sq ft	Corporate office & California Manufacturing Facility	Sub-lease expires January, 2009; lease payment of $31,230 per month

Amesbury, MA	Three parcels: 57,033 sq ft, 2.168 acres, 2.478 acres	Manufacturing Facility/Office	Lease expires February 28, 2009; lease payments of $22,500 per month

Richardson, TX	5,900 sq ft	Office/Warehouse	Lease expires April 30, 2007; lease payments of $4,878 per month

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

Oblio conducts all of its business from its Richardson, Texas location.

The Company believes its Fremont, California, Amesbury, Massachusetts and Richardson, Texas facilities will be adequate for its current operating needs and continued near term growth. The Company is currently evaluating other facilities for the telecommunications business.

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

On July 29, 2005, the Company was served with a summons from Hytek Services ("Hytek"); whereby Hytek alleged that it had lost an account as a result of Titan PCB West, Inc.'s ("Titan") negligence and defective boards and also alleges that Titan violated the Non-Disclosure Agreement by utilizing Hytek's confidential information and hiring an ex-Hytek employee. This lawsuit was filed seeking damages of approximately $400,000 after Titan attempted to collect an extremely old accounts receivable due Titan from Hytek in the amount of $145,000. Both parties agreed to settle for an amount to be paid to Titan in the amount of $1,000. The Parties agree that the settlement releases both parties and remain in effect in all respects as a complete general release as to the matters released.

On July 17, 2006, the Company filed a lawsuit against AT&T Corp. (“AT&T”); whereby Oblio Telecom, Inc. (“Oblio”) alleged that it is entitled to a refund from the United States Government for previously paid federal excise taxes and over AT&T’s refusal to stop charging Oblio federal excise taxes as part of the sales price it charges for the purchase of prepaid international long distance cards. Oblio’s claim was asserted pursuant to the issuance of IRS publication 2006-50 in May 2006. The amount in controversy is approximately $2,970,000. A declaratory judgment action relating to this dispute has been initiated by the Company and is now pending in the United States District Court, Northern District of Texas, Dallas Division.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's shares are traded on the OTC Bulletin Board and the ticker symbol was TTGH until November 14, 2005 when its symbol was changed to TTGL following the Company’s name change to Titan Global Holdings, Inc. The Company's shares have been traded on the OTC Bulletin Board since September 21, 2002. Prior to September 21, 2002, there was no "public market" for shares of its common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock since August 31, 2004:

2005	High	Low
First Quarter ended November 30, 2004	$0.44	$0.25
Second Quarter ended February 28, 2005	0.29	0.14
Third Quarter ended May 31, 2005	0.20	0.09
Fourth Quarter ended August 31, 2005	0.64	0.11

2006
First Quarter ended November 30, 2005	0.65	0.21
Second Quarter ended February 28, 2006	0.45	0.13
Third Quarter ended May 31, 2006	0.33	0.17
Fourth Quarter ended August 31, 2006	0.70	0.21

2007
First Quarter ended November 30, 2006	1.10	0.45
Second Quarter (1)	0.98	0.86

(1)	As of December 13, 2006

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the quotes.nasdaq.com website.

On December 12, 2006, the last reported sale price for the Common Stock on the Over-the-Counter Bulletin Board Market was $0.93 per share. As of December 8, 2006, there were approximately 1,316 holders of record of Common Stock.

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

The Company's registrar and transfer agent is Continental Stock Transfer and Trust Co., Inc., 17 Battery Place, 8 th Floor, New York, NY 10004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Forward Looking Information/Risk Factors. ” This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with its consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

          The Company is in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this Form 10-KSB may represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in its consolidated financial statements are costs based on the integration of the acquired companies and assets that comprise its operations. Accordingly, the Company believes that, at the Company's current stage of operations, period-to-period comparisons of results of operations are not meaningful.

          The Company's business strategy, by division, is to:

Titan Communications Division

•	expand market share in prepaid international phonecard market through continued expansion in distribution network;
•	migrate termination of traffic to most efficient means, including strategic partnerships with tier one communications providers and newly developed and operational internal call termination options;
•	expand market share in prepaid wireless communications market through targeted launches of product offerings to specific groups of first and second generation of Americans;
•	launch e-commerce initiatives to rapidly offer prepaid international telecommunications services online to a fast growing segment of our existing customers who have internet connectivity;
•
acquire and integrate strategic assets of businesses that increase penetration and efficiencies in existing prepaid international telecommunications markets (international phonecards and wireless subscriber bases);

•	offer other prepaid services (i.e. money transfer, prepaid debit/credit cards, etc.) through existing distribution channels to first and second generation Americans;

Titan Electronics and Homeland Security Division

•
target potential customers and industries needing prototype boards with required turnaround times of between 24 hours and the industry standard 10-days as well as preproduction needs requiring numerous types of materials;

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

•	acquire manufacturing facilities that have military certification or add value to its current time sensitive manufacturing service business; and
•	develop and continuously improve fabrication and sales processes in order to improve margin and competitive pricing.

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

Sales. In our communications division, we recognize sales upon the activation of our prepaid calling cards by our customers or the transfer of risk of loss on our prepaid wireless handsets. We record net sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results. At August 31, 2006, we had an allowance for doubtful accounts of $101,000. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

We expect sales to continue to grow in our communications division as we increase our market penetration in the international prepaid calling card sector and continue to launch new product offerings in our prepaid wireless communications sector. We added internal call termination capacity in fiscal year 2006 through our StartTalk subsidiary that accelerates our prepaid international calling cards time to market and offers favorable cost of services rendered through our least cost routing software. This will continue to create sales growth as we are enabled to quickly respond to customer’s needs in a more profitable manner. The addition of Titan Wireless Communications will provide the resources and ability for us to leverage existing distribution networks and brand identities into subscriber growth, thus increasing sales in our prepaid wireless sector as well.

In our electronics and homeland security division, we recognize sales upon shipment to our customers. We record net sales as gross sales less an allowance for returns and discounts. At August 31, 2006 we had approximately 500 customers in our electronics and homeland security division. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because our customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At August 31, 2006, we had an allowance for returns of $120,000 and an allowance for doubtful accounts of $181,000. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

We expect sales to grow in our electronics and homeland security division as we continue to develop our reputation in the quick turn and prototype and defense industry markets. Additional acquisitions will also increase sales as well as cause disruption as facilities, employees, and processes are integrated. We expect these fluctuations to be relatively short lived while expecting the sales growth to be more permanent with the variable of market demand as a condition. We anticipate that our internal growth, as well as acquisition of competitors, will materially contribute to our ability to increase our revenues as described above.

Cost of Sales.  In our communications division, cost of sales consists of network costs associated with terminating our customer’s traffic, regulatory fees, printing and shipping. The cost of wireless handsets is also included in cost of sales in our prepaid wireless division as well. Our cost of sales can fluctuate with changes in the amount of traffic to certain destinations, changes in the regulatory fees to certain destinations and method of call termination. We expect cost of sales to decrease in fiscal year 2007 as we have added significant internal call termination capacity through our StartTalk division. This capacity utilizes least cost routing software which chooses routes real time from many suppliers for each destination to maintain a competitive cost base and acceptable call quality.

In our electronics and homeland security division cost of sales consists of materials, labor, outside services and overhead expenses incurred in the manufacture and testing of its products. Many factors affect its gross margin, including, but not limited to, capacity utilization, production volume, production quality and yield. We do not participate in any long-term supply contracts and we believe there are a number of high quality suppliers for the raw materials we use. Our cost of goods, as a percentage of revenues, varies depending on the complexity of the PCBs we manufacture in any given period.

Included in cost of sales is overhead which is relatively fixed on an annual basis. Materials are variable and labor is semi-variable and is influenced by the complexity of orders as well as the quantity of orders. As our electronics and homeland security business is continually changing with regard to the type of product produced, we plan to implement broader use of production systems to control the overtime in production as well as the use of materials in production. We anticipate that these systems will assist in the pricing of its products with the objective to be more competitive and profitable in its target market.

Operating and Non-Operating Expenses.   Each division’s operating expenses for the years ended August 31, 2006 and 2005 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

Selling and marketing expenses consist primarily of salaries and commissions paid to its internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. We expect our selling and marketing expenses to fluctuate as a percentage of sales as we add new personnel, develop new independent sales representative channels and advertise its products and company.

General and administrative expenses include all corporate and administrative functions that serve to support its current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, network administration and systems/data processing, training, rent/leases and professional services. We do not expect a material increase in sales and marketing expense that is not consistent with an increase in our sales over a reasonable period of time. We anticipate our sales and marketing costs to fluctuate as a percentage of sales due to the addition of sales personnel and various marketing activities planned throughout the year.

General and administrative expenses include non-cash compensation for all stock based compensation given to our current and past employees. Included in this amount for 2006 is $305,000 as an accrued liability under an employment agreement for 500,000 shares of common stock to be issued to our Chief Executive Officer. The Chief Executive Officer was also granted warrants to purchase 100,000 shares of the Company’s common stock. No expense was attributed to the warrants as the stated exercise price equaled the market value of the stock on the date of grant. 50,000 of the warrants issued vested upon issuance and 50,000 warrants will vest on February 17, 2007.

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

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of operations. For derivative liabilities related to freestanding warrants and embedded conversion features, we use the Black-Scholes option pricing model to determine the fair value. For derivative liabilities related to registration rights agreements and cash payment premiums, we used a discounted present value of expected future cash flows to determine the fair value. To the extent that the initial fair values of the bifurcated and/or freestanding derivative liabilities exceed the total proceeds received, an immediate charge to the statements of loss is recognized, in order to initially record the derivative liabilities at fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to the statements of operations, using the effective interest method.

RESULTS OF OPERATIONS

For the fiscal years ended August 31, 2006 and 2005, ten customers accounted for 70% and 36% of the Company ’ s sales, respectively. As of August 31, 2006, the Company had a working capital deficit of $31,492,000 and an accumulated deficit of $26,952,000. The Company generated sales of $109,802,000 and $22,779,000 for the years ended August 31, 2006 and 2005, respectively and incurred net losses of $5,114,000 and $4,351,000, respectively. In addition, the Company used $382,000 and generated $2,387,000 of cash flow from operations during the years ended August 31, 2006 and 2005 respectively.

The following table sets forth income statement data for the years ended August 31, 2006 and 2005 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and its consolidated financial statements and the related notes appearing elsewhere in this form 10-KSB.

	Years Ended August 31,
	2006		2005
Sales - Communications division	$89,297	81.3%	$5,840	25.6%
Sales - Electronics and homeland security division	20,505	18.7	16,939	74.4
Total Sales	109,802	100.0	22,779	100.0

Cost of sales - Communications division	77,500	70.6	5,408	23.7
Cost of sales - Electronics and homeland security division	18,198	16.6	15,999	70.2
Total Cost of Sales	95,698	87.2	21,407	94.0

	14,104	12.8	1,372	6.0
Operating Expenses:
Sales and marketing	1,753	1.6	1,550	6.8
General and administrative	5,144	4.7	2,537	11.1
Amortization of intangibles	5,191	4.7	73	0.3
Total operating expenses	12,088	11.0	4,160	18.3
Operating income (loss)	2,016	1.8	(2,788)	(12.2)
Interest expense	(4,695)	(4.3)	(1,332)	(5.8)
Other expense	(2,435)	(2.2)	(231)	(1.0)
Net Loss	$(5,114)	(4.7)%	$(4,351)	(19.1)%

 Year Ended August 31, 2006 Compared to the Year Ended August 31, 2005

Sales. Sales increased by $87,023,000 or 382% from $22,779,000 in the year ended August 31, 2005 to $109,802,000 in the year ended August 31, 2006. The majority of this increase resulted from the sales achieved in the Company's communications division which the Company acquired in August 2005 combined with an increase in sales in its electronics and homeland security division. Sales in the Company’s communications division increased $83,457,000 or 1429% in fiscal year 2006 compared to fiscal year 2005. The increase in sales in our communications division is due to inclusion of the full year of sales in fiscal year 2006 compared to eighteen days of sales post-acquisition in fiscal year 2005. Sales in the Company’s electronics and homeland security division increased $3,566,000 or 21% in fiscal year 2006 as compared to fiscal year 2005. The increase in sales in our electronics and homeland security division is primarily attributable to continued growth and market penetration in the production of quick-turn and prototype printed circuit boards. The Company commands higher panel prices and better operating margins in quick-turn and prototype work.

Cost of Sales. Cost of sales increased $74,291,000 or 347%, from $21,407,000 in the year ended August 31, 2005 to $95,698,000 in the year ended August 31, 2006, and as a percentage of sales decreased from 94.0% in the year ended August 31, 2005 to 87.2% in the year ended August 31, 2006. Cost of sales in the Company’s communications division increased $72,092,000 or 1333% in fiscal year 2006 compared to fiscal year 2005. The increase in cost of sales in our communications division is due to inclusion of the full year of sales in fiscal year 2006 compared to eighteen days of sales post-acquisition in fiscal year 2005. Cost of sales in the Company’s electronics and homeland security division increased $2,199,000 or 14% in fiscal year 2006 as compared to fiscal year 2005. The increase in cost of sales in our electronics and homeland security division is primarily attributable to continued growth and market penetration in the production of quick-turn and prototype printed circuit boards. The Company commands higher panel prices and better operating margins in quick-turn and prototype work.

Sales and Marketing. Sales and marketing expenses increased by $203,000 or 13%, from $1,550,000 in the year ended August 31, 2005 to $1,753,000 in the year ended August 31, 2006. As a percentage of sales, sales and marketing expense decreased from 6.8% in the year ended August 31, 2005 to 1.6% in the year ended August 31, 2006. This dollar increase was primarily due to the full year of operations of our communications division in fiscal year 2006.

General and Administrative Expenses. General and administrative expenses increased $2,607,000 or 103% from $2,537,000 in the year ended August 31, 2005 to $5,144,000 in the year ended August 31, 2006. As a percentage of sales, general and administrative expense decreased from 11.1% in the year ended August 31, 2005 to 4.7% in the year ended August 31, 2006. These expenses mainly increased as a result of the inclusion of our communications division for fiscal year 2006. The decrease in general and administrative expenses as a percent of sales is primarily due to minimum additional overhead required with acquisition of our communications division.

Amortization of Intangibles. Amortization of intangible assets increased $5,118,000 from $73,000 in the year ended August 31, 2005 to $5,191,000 in the year ended August 31, 2006. The substantial increase in amortization of intangible assets is due to the inclusion of twelve months of amortized intangibles associated with Oblio in fiscal year 2006 as compared to eighteen days in fiscal 2005.ets is due to the inlc ended August 31, 2005 to $5,191 in the year end

Interest Expense. Interest expense increased $3,363,000, or 252%, from interest expense of $1,332,000 in the year ended August 31, 2005 to $4,695,000 in the year ended August 31, 2006. As a percentage of sales, interest expense decreased from 5.8% in the year ended August 31, 2005 to 4.3% in the year ended August 31, 2006. Interest expense increased during fiscal year 2006 due to increased indebtedness related to our acquisition of the communications division. We incurred $3,493,000 of interest expense in our communications division in fiscal year 2006. Non-cash interest charges included in these amounts was $951,000 and $755,000 in fiscal 2006 and 2005 respectively.

Other Expense: The other expense of $2,435,000 and $231,000 for fiscal 2006 and 2005, respectively, consist predominantly of non cash expenses related to the accounting for the fair value of derivative liabilities, as described below.

Loss from Fair Value of Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Company recognized non-cash losses from the change in fair value of its derivative liabilities of $1,740,000 and $1,661,000 in the years ended August 31, 2006 and 2005, respectively.

Gain or Loss on Extinguishment of Debt. An amendment to the loan agreements on August 12, 2005 between the Company and Laurus resulted, in part, in the cancellation of warrants outstanding to Laurus (treated as derivative liabilities) for the purchase of an aggregate of 3,500,000 shares of Common Stock, and the issuance to Laurus of 2,500,000 shares of Common Stock. (See Note 9. “Debt and Derivative Liabilities” to the financial statements.) In accordance with accounting rules for debt modification, the Company and has treated the transaction as a debt extinguishment. As a result, the restructured debt was recorded at fair value and the Company recorded a debt extinguishment gain of $1,427,000 in the year ended August 31, 2005. On December 30, 2005, the Company and Farwell entered into an agreement to issue shares of Common Stock in cancellation of a note with a balance of $592,000. The note had been issued in November 2004 (see Crivello Note in Note 9. “Debt and Derivative Liabilities”). Pursuant to the agreement, the Company issued to Farwell 9,253,414 shares of Common Stock at a conversion price of $0.0639 per share when the market price was $0.139 per share. This transaction resulted in the Company recording a debt extinguishment loss of $695,000 in the year ended August 31, 2006 for the difference between the market price and the conversion price.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $15,000,000 revolving credit facility in our communications division and our $4,000,000 revolving credit facility in our electronics and homeland securities division. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of August 31, 2006, we had a total of $1,401,000 in unrestricted cash and cash equivalents. As of August 31, 2006, we also had restricted investments of $750,000 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months. We have $1,765,406 in available borrowing capacity under our revolving credit facilities as of August 31, 2006.

As of August 31, 2006 we had a net working capital deficit of $31,492,000. This working capital deficit is primarily the result of term debt agreements with Laurus Master Funds and CapitalSource being due and payable in the next twelve months and the classification of amounts drawn under revolving credit agreements as a current liability. In the aggregate, this represents $21,096,000 of our working capital deficit. We plan on refinancing these debt agreements in the second quarter of fiscal year 2007.

Additionally, our adoption of SFAS 133 and EITF 00-19 resulted in the recognition of derivative liabilities in the amount of $4,208,000 as of August 31, 2006. These embedded and freestanding derivative instruments primarily relate to registration rights agreements and prepayment penalties associated with debt agreements with primary lenders. We plan on completing new financing agreements in the second quarter of 2007 that will eliminate the convertible debt instruments creating the recorded derivatives.

We currently intend to seek opportunities to acquire strategic assets that will enhance our communications division and our electronics and homeland securities division. We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial.

Operating Activities. Cash used by operating activities was $382,000 during the year ended August 31, 2006 compared to cash provided by operating activities of $2,387,000 during the year ended August 31, 2005. The decrease was primarily attributable to the increase of trade accounts receivables and receivables due from the recovery of federal excise taxes paid and universal service fund recoveries.

Investing Activities. Cash used in investing activities was $1,428,000 during the year ended August 31, 2006 compared to cash used in investing activities of $16,015,000 during the year ended August 31, 2005. The decrease in cash used in investing activities is due to our investment of $15,908,000 in the purchase of Oblio Telecom on August 12, 2005.

Financing Activities. Cash provided by financing activities during the year ended August 31, 2006 was $969,000 compared to cash provided by financing activities of $15,073,000 during the year ended August 31, 2005. The decrease in cash provided by financing activities is due to the provision of financing of the Oblio Telecom acquisition in the prior year.

BORROWING ARRANGEMENTS

The loans to the Company are principally with (i) Laurus Master Fund, Ltd. ("Laurus") and are utilized primarily for the PCB subsidiary operations and secured by its assets, and (ii) with CapitalSource Finance LLC ("CapitalSource"), which was utilized in connection with the Oblio acquisition in August 2005 and for its continuing operations, and are secured by Oblio’s assets. From time to time, short term loans have been obtained from related parties to fund working capital or other needs. The various borrowing arrangements are described below and in Note 9 - “Debt and Derivative Liabilities” in the financial statements.

LAURUS LOANS

Original 2003 Notes

On November 20, 2003, the Company entered into loan agreements with Laurus Master Fund, Ltd. ("Laurus"), including principally a Security Agreement, a Securities Purchase Agreement ("SPA"), and a Registration Rights Agreement. Pursuant to the Security Agreement, the Company issued to Laurus (i) a Secured Revolving Note (the "Revolving Note") in the maximum principal amount of $2,500,000 and (ii) a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the original principal amount of $1,500,000. As prescribed by the terms of the Security Agreement, the Company may borrow from Laurus such amount as shall equal 85% of the Company's eligible accounts receivable on the PCB West and PCB East subsidiaries, up to a maximum of $4,000,000. Additional Minimum Borrowing Notes may be issued from time to time upon request by the Company, provided the Company has availability under the Revolving Note using the prescribed formula or, at the discretion of Laurus, Laurus may advance additional loans in excess of the formula amount. The Revolving Note and the Minimum Borrowing Note matures on August 12, 2008. Pursuant to the SPA, the Company also issued and sold to Laurus a convertible term note (the "2003 Term Note") in the principal amount of $2,100,000. The first payment of the monthly principal amount of $64,000 on the 2003 Term Note commenced on February 1, 2004 and the maturity date is November 20, 2006. These principal payments, made in the form of stock, commenced February 1, 2004 and were paid until December 1, 2004 at which time Laurus agreed to delay the monthly payments for six months until June 30, 2005. (See “2005 Amendment to Loan Agreements” for the current payment schedule.) As of August 31, 2005, the Company had available to borrow under the Revolving Note $1,297,000, limited to its borrowing calculation availability. The Company had no availability to borrow under the Revolving Note at August 31, 2006.

Interest on all Laurus notes is at prime rate plus 3%, with a minimum rate of 7% (11.25% at August 31, 2006), and is paid monthly in arrears on the first day of the following month. (See “General Terms of Laurus Note” below for other provisions common to all note instruments issued to Laurus.)

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

2005 Over-Advance on Revolving Note

On April 4, 2005, Laurus agreed to provide the Company an over-advance of up to $1,000,000 under the Security Agreement, the Revolving Note and the Minimum Borrowing Notes executed in 2003 (the “2005 Over-Advance”). The maturity date for the 2005 Over-Advance was April 4, 2006 and was subsequently extended by informal agreement with Laurus to December 15, 2006. As additional collateral solely for the 2005 Over-Advance, Farwell provided Laurus with a limited guaranty secured by a pledge of certain publicly traded securities in an unrelated entity owned by Farwell. (See Note 18. “Related Parties”.) Pursuant to an Indemnification Agreement with Farwell, the Company indemnified Farwell for any liabilities Farwell may incur as a result of its pledge of the securities to Laurus.

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

General Terms of Laurus Notes

Interest on all Laurus notes is at prime rate plus 3%, with a minimum rate of 7% (11.25% at August 31, 2006), and is paid monthly in arrears on the first day of the following month.

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

A registration rights agreement covers the convertible notes and warrants issued on November 20, 2003 and a second registration rights agreement covers the convertible notes and warrants issued on March 30, 2004 and June 29, 2004 (collectively, the “Registration Rights Agreements”). An initial registration statement was to be filed with SEC within 30 days of November 20, 2003 and was to be declared effective by SEC within 90 days of November 20, 2003. The Registration Rights Agreements were amended on August 12, 2005 to include the registration of the 2,500,000 shares of Common Stock issued to Laurus upon cancellation of all warrants, and the registration statement was to be declared effective within 90 days. Generally, additional registration statements are required to be filed with the SEC under the Registration Rights Agreements as necessary to maintain an effective registration statement covering the total number of shares of Common Stock underlying the convertible notes ,warrants (for the period of time they were outstanding) and Common Stock issued to Laurus until all registered securities of the Company held by Laurus have been sold, or can be sold under SEC Rule 144(k) after a 2-year holding period without volume restrictions. The Registration Rights Agreements provide for liquidated damage payments of 1 to 2% per month (calculated on the amount of the indebtedness due to Laurus) for breach of the terms of the document. Since 2003, the Company has from time to time been in default of the registration requirements of the Registration Rights Agreements for failures in filing registration statements timely or for not maintaining the effectiveness of a registration statement covering all shares of Common Stock required to be covered. However, no demand, assessment or notice of liquidated damage amounts has been made by Laurus, no such payments have been made to Laurus, and Laurus has informally waived payment of any such amounts. The Company has calculated the estimated amount of penalties that could potentially have been due as part of the periodic derivative calculation. As of August 31, 2005, the estimated fair value of the potential liability recorded by the Company for liquidated damages under the Registration Rights Agreements was $1,268,000, which has been recorded in derivative liabilities, which are discussed above, and charged to gain or loss on fair value of derivative liabilities.

The modifications on August 12, 2005 to the various loan agreements with Laurus were accounted for in accordance with existing convertible debt extinguishment rules. Specifically, the issue of the 2,500,000 shares of the Company’s common stock was treated as an exchange for the cancellation of warrants held by Laurus and a modification to the debt agreements. The Company determined that, based on the net present values of the original and amended cash flows related to the debt, the amended debt was “substantially different,” as that term is defined in Emerging Issues Task Force (EITF) Abstracts 96-19 and 05-07. The fair value of the warrants previously recognized by the Company as a liability, the value of the stock exchanged at current market price and the change in fair value of the Notes and embedded derivatives has been treated as a gain on debt extinguishment and the reissue of debt, which has resulted in the recognition of a gain of $1,427,000 in the year ended August 31, 2005. (See Note 10, “Gain or Loss on Extinguishment of Debts.”)

At August 31, 2006, the Company was in default under its loan agreements with Laurus relating to the Company not having obtained effectiveness of a registration statement to be filed with SEC covering the securities issued to Laurus under the amendments to the loan agreements executed on August 12, 2005, as well as other technical violations. The 2003 Convertible Term Note with a balance of $1,249,000 at August 31, 2006 has a maturity date of November 20, 2006. However, Laurus has informally waived various defaults under the note, and extended the maturity date until December 15, 2006 to allow the Company an opportunity to refinance all Laurus notes with other parties.

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

The Revolver has a maturity date of August 12, 2008 and prepayments of principal are subject to penalty. Interest is at a minimum prime rate of 6.25% plus 1.0 % over prime, or a total minimum rate of 7.25%, and is paid monthly in arrears. At August 31, 2006, the interest rate on the Revolver was 7.5%. The amounts available from time to time under the Revolver are determined by the value of Oblio's eligible receivables and inventory, after applying prescribed advance rates. At August 31, 2005, the outstanding balance under the Revolver was $2,467,000, with $12,533,000 available to borrow, but limited to the borrowing calculation availability.

The Term Loan A and the Term Loan B have a term of 15 months with a maturity date of December 1, 2006. Monthly principal payments on both loans and are based on a 24-month amortization with a balloon payment due at maturity. Interest on both loans is at a minimum prime rate of 6.25%, plus 4.0% over prime, or a minimum total rate of 10.25%. At August 31, 2006, the interest rate charged on the Revolver was 10.5%. Interest is payable monthly in arrears commencing on September 1, 2005, and monthly principal payments commence on October 1, 2005. Both term loans may be prepaid without penalty. Additional monthly payments on principal are to be made in the amount of 100% of Oblio's excess cash flow, as defined in the Credit Facility, and will be applied equally to repayment of the Term Loan A and the Term Loan B.

As security for its obligations under the Credit Facility, Oblio pledged all of its assets, and the Company pledged its stock in Oblio. As additional collateral solely for Term Note B, Farwell provided CapitalSource with a limited guaranty, with recourse only to a pledge of certain restricted shares of publicly traded securities in an unrelated entity.

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

On November 9, 2005, the Company was notified by CapitalSource that certain events of default have occurred and were continuing to occur in connection with the Credit and Security Agreement. The defaults consisted predominantly of not maintaining minimum EBITDA, failure to deposit all receipts into a designated lockbox, and maintaining inventory at locations not disclosed to CapitalSource in violation of the Credit Facility. On December 16, 2005, the Company and CapitalSource executed a Waiver and Amendment No. 1 to the Credit and Security Agreement whereby CapitalSource (i) waived various events of default; (ii) increased the interest rates on all notes under the Credit Facility for the period from December 16, 2005 to February 28, 2006 by 4% per annum over prime, and increased the minimum prime rate from 6.25% to 6.5%; (iii) excluded inventories from the borrowing base for determining availability under the Revolver; (iv) extended the maturity date for Term Loan A and Term Loan B to February 28, 2006; (v) assessed various fees in connection with the amendment; and (vi) modified or imposed various other covenants.

On March 8, 2006, the Company and CapitalSource executed a Waiver and Amendment No. 2 to the Credit and Security Agreement whereby CapitalSource, among other provisions (i) waived various events of default; (ii) decreased the interest rates on the Revolver and Term Note B by 4% per annum over prime, or back to the original rate of 1% over prime; (ii) added inventories to the borrowing base for determining availability under the Revolver; (iii) extended the maturity date for Term Loan A and Term Loan B to June 30, 2007; (v) assessed various fees in connection with the amendment; and (vi) modified or imposed various other covenants.

On May 19, 2006, CapitalSource and the Company executed Waiver and Amendment No. 3 to provide the Company with waivers of various events of default, and assessed fees for the amendments and modified various financial covenants in the loan agreements. On August 7, 2006, CapitalSource and the Company executed Amendment No. 4 to modify, subject to certain conditions, various financial covenants in the loan agreements.

OTHER SHORT-TERM DEBT

Between March and May, 2004, the Company issued approximately $1,735,000 in convertible notes to various parties, of which $1,450,000 was to the Company's major stockholder. These notes carried an interest rate of 10% per annum and were convertible into shares of Common Stock at a conversion price of $0.32 per share. The balance of $1,450,000 due under the notes to the major stockholder was converted into 4,531,250 shares of Common Stock effective on May 31, 2004. Of the remaining notes totaling $285,000, principal of $230,000 plus accrued interest were made in fiscal 2004 and fiscal 2005, and the balance of $55,000 plus accrued interest was paid in full in September 2005.

SELLER-FINANCED NOTES

Seller-financed debt was provided in connection with the acquisition of Oblio on August 12, 2005, and the Company issued to the Seller, F&L, LLP (formerly known as Oblio Telecom, LLP), an 18-month promissory note in the principal amount of $2,500,000. The note matures on February 12, 2007 and carries an interest rate of 1% per annum. The note was recorded upon issuance at its fair value of $2,245,000, and the associated discount of $255,000 is being amortized over the 18 month term of the note. The effective interest rate on the note is approximately 7.50%.

Additional seller financing was provided upon the closing of the Oblio acquisition in the amount of $2,323,000 in a contractual short term obligation that was not interest-bearing. On December 14, 2005, a promissory note was executed acknowledging this amount due to the Seller. The Note bears interest of 4%, and had a maturity date of February 28, 2006. However, the December 2005 note was not paid when due, and the Seller has informally extended the maturity of the note to an undetermined date in the future.

Payments due to the Seller under both notes are subject to a subordination agreement, as amended, between CapitalSource, Seller, and the Company which limits the Company’s ability to make principal payments to the Seller. The payment of interest under the notes is permitted so long as the Company is not in default under its Credit Facility with CapitalSource. The Seller has informally waived payments of principal and interest on these notes, and none have been paid by the Company. As repayment of Seller’s December 14, 2005 note is effectively tied to the maturity date of the CapitalSource term notes of June 30, 2007 due to the principal payment limitations, the Company has assumed a maturity date concurrent with that of the CapitalSource term notes.

CONVERTIBLE NOTES - RELATED PARTIES

On November 30, 2004, the Company entered into a 10% $1,000,000 convertible note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello (see Note 18. “Related Parties”) agreed to loan the Company up to a total of $1,000,000. The note had an initial maturity date of January 31, 2005 but was subsequently extended to December 31, 2005. The note was convertible into shares of Common Stock at $0.12 per share. A previously outstanding loan from Mr. Crivello in the amount of $50,000 was rolled into the Crevillo Note and on November 30, 2004, the Company received the first cash advance on the note of $300,000. Additional cash amounts totaling $283,000 were loaned under the note, plus $67,000 of expenses incurred by Mr. Crevillo on behalf of the Company, bringing the total outstanding under the note to $700,000 in July, 2005. On July 28, 2005, Mr. Crivello assigned the note with its $700,000 balance to Farwell, and Farwell converted the $700,000 into 5,833,333 shares of Common Stock at the conversion price of $0.12 per share. Subsequent to the conversion, additional amounts were advanced to the Company from Farwell under the note, and on December 30, 2005, when the note balance was $592,000, the Company and Farwell entered into an agreement to issue shares of Common Stock in cancellation of the note. Pursuant to the agreement, the Company issued to Farwell 9,253,414 shares of Common Stock at a conversion price of $0.0639 per share.

On March 24, 2006, the Company entered into a 10% convertible note agreement for $450,000 with Farwell (see Note 18. “Related Parties”) with a maturity date of December 31, 2006. The note was convertible into shares of Common Stock at $0.10 per share. In connection with the loan, the Company also issued a warrant to Farwell for the purchase of up to 6,750,000 shares of Common Stock at a conversion price of $0.10 per share, for which the Company recorded a charge of $936,000 in the quarter ended May 31, 2006 for the fair value of the warrants. On May 30, 2006, the note was converted into 4,500,000 shares of Common Stock and the note was cancelled, and the Company recorded an increase in equity for the fair value of the note on the conversion date of $30,000.

REDEEMABLE PREFERRED STOCK

In connection with the acquisition of Oblio by the Company, Oblio issued to F&L, LLP (f/k/a Oblio Telecom, LLP), 9,000 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”), with an initial stated value upon issue of $1,000 per share. The Series A Preferred is convertible into shares of Titan’s Common Stock at $1.50 per share. The Series A Preferred consists of four tranches, the first one of which includes 3,000 shares and each one of the others include 2,000 shares, subject (except in the case of the first tranche) to reduction in the event Oblio fails to meet certain EBITDA targets. Based on these EBITDA targets, the initial value of the Series A Preferred could be reduced by a maximum of $6,000,000. In no case can the final value ever be more than $9,000,000. Holders of the Series A Preferred are entitled to preferential cash dividends out of the Company’s funds at an annual rate of 3% of the then current stated value, payable quarterly. Oblio may redeem the Series A Preferred at any time at a premium of 105%, 110% and 115% of the then stated value (plus accrued and unpaid dividends) during the first, second and third year after issuance, respectively. All shares must be redeemed on the third anniversary from issuance. The first tranche is convertible immediately. Commencing on each of the three anniversaries following the issuance of the Series A Preferred, each of the second, third and fourth tranches are convertible into a number of shares of Common Stock equal to the then stated value (plus accrued and unpaid dividends) divided by $1.50 (the “Conversion Price”). The Conversion Price is subject to adjustments as a result of, among other things, stock splits and reclassifications and contains initial anti-dilution provisions including adjustments to the Conversion Price in the event of the Company issuing Common Stock at prices below the initial Conversion Price. The Series A Preferred is non-voting. The Company has undertaken to register the shares of Common Stock issuable upon conversion of the Series A Preferred. In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as long-term debt as well as the accrued dividends for the period of the acquisition through the end of fiscal 2006. Certain events of default related to the Series A Preferred occurred during fiscal 2006 and have been waived by the holders.

The Series A Preferred has a carrying value as of August 31, 2006 of $8,728,000, a face value of $ 9,000,000 and accrued and unpaid dividends of $284,000.

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

At each reporting date, the Company estimates the fair values of all derivatives and changes in the fair value are charged to operations. For embedded and free standing derivatives valued using the Black-Scholes option pricing model the following assumptions were used: (1) contractual term of 3 to 7 years; (2) volatility of 85%, (3) risk free interest rate of 4.17% and (4) dividend rate of 0%. See Note 9. “Debt and Derivative Liabilities” for more detailed information on the impact of this accounting treatment on the results of operations for the years ended August 31, 2006 and 2005.

CONTRACTUAL OBLIGATIONS

 The following table presents the Company's contractual obligations as of August 31, 2006 for the next three fiscal years. The Company does not have any contractual obligations that extend beyond three fiscal years:

		Payments by Period
Contractual Obligations	Total	Within 1 year	Years 2 & 3
Employment Agreements	$1,301,417	$820,333	$481,084
Term Debt, classified as current	11,923,562	11,923,562	-
Revolving Lines of Credit	13,918,641	13,918,641	-
Operating Leases	2,240,220	995,216	1,245,004
Preferred Stock	9,824,250	-	9,824,250
Other	949,623	949,623	-
Total Contractual Cash Obligations	$40,157,713	$28,607,375	$11,550,338

INFLATION AND COSTS

The cost of the our products produced in our electronics and homeland security division is influenced by the cost of a wide variety of raw materials, including precious metals such as gold used in plating, copper and brass used for contacts, and plastic material used in molding connector components. Generally, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs. We have no assurance, however, that we will be able to similarly offset such cost increases in the future.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), " Share-Based Payment," which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Accounting Standards (“SAS”) No. 95, “Statements of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. In April 2005, The Securities and Exchange Commission amended the SFAS 123(R) compliance dates requiring small business filers to implement SFAS No. 123(R) at the beginning of the first annual period after December 15, 2005. We will adopt SFAS No. 123(R) on September 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We are evaluating which method to adopt.

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using the intrinsic value method, as directed by APB Opinion No. 25. This has typically resulted in no compensation cost for employee stock options because they have historically been issued at an exercise price equal to market value. While the Company expects share-based compensation expense to arise from the adoption of SFAS No. 123(R), the impact is not expected to be material. However, the Company’s results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Note 3 to the Company’s financial statements approximates the impact of SFAS No. 123(R) had it been adopted in the periods presented.

SFAS 123(R) also directs companies to record the related deferred income tax benefits associated with stock compensation expense and begin reflecting the excess tax benefits from the exercise of share-based compensation awards in cash flows from financing activities. Had the Company previously adopted SFAS 123(R), it would have recognized no tax benefit from share-based compensation because cumulative losses indicate that it is likely that an income tax asset would not be recovered.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest expense we incur in our debt obligations to our lenders for its prime plus percent interest rates. We do not believe that changes in interest rates will have a material effect on our liquidity, financial condition or results of operations.

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

Revenue recognition.

We recognize revenues when the following criteria are met: (1) the Company has persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) the Company has completed delivery and no significant obligations remain; (3) its price to its customer is fixed or determinable and (4) collection is probable.

In our communications division, we recognize revenue upon the activation of our prepaid calling cards by our customers or the transfer of risk of loss on our prepaid wireless handsets. We record net sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results.

In our electronics and homeland security division, we recognize revenue upon shipment to our customers. We record net sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because our customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment.

Inventory valuation.

In our communications division, our policy is to value prepaid international card and wireless handset inventory at the lower of cost or market on a card-by-card basis on a first in first out basis.

 In our electronics and homeland security division, our policy is to value raw material inventories at the lower of cost or market on a part-by-part basis on a first in first out basis. We also value work-in-process and finished goods utilizing a standard cost system which we believe approximates cost. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months.

Allowance for doubtful accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and adversely impact our reported results.

Stock-based compensation.

We account for stock-based compensation in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of our shares over the employee’s exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of our employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

We report proforma net loss and loss per share in accordance with the requirements of SFAS No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation”. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method. Pro-forma information is calculated using the Black-Scholes pricing model at the date of the grant. This option valuation model requires input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in our opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

Long-lived Assets.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

Goodwill and Intangible Assets.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires estimating the fair value of the respective reporting unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

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

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statement of operations. For derivative liabilities related to freestanding warrants and embedded conversion features, we use the Black-Scholes option pricing model to determine the fair value. For derivative liabilities related to registration rights agreements and cash payment premiums, we used a discounted present value of expected future cash flows to determine the fair value.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Titan Global Holdings, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheet of Titan Global Holdings, Inc. as of August 31, 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Global Holdings, Inc. as of August 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP, LLP
Dallas, Texas
December 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Titan Global Holdings, Inc.
(Formerly Ventures-National Incorporated)
Richardson, Texas

We have audited the accompanying consolidated balance sheet of Titan Global Holdings, Inc. (formerly Ventures-National Incorporated) as of August 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titan Global Holdings, Inc. (formerly Ventures-National Incorporated) as of August 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

November 28, 2005, except for Notes 1 and 4 as to which the date is December 31, 2005

Titan Global Holdings, Inc.
Consolidated Balance Sheet
August 31, 2006
(In thousands, except common and preferred stock share data)

ASSETS

Current assets:
Cash and cash equivalents	$1,401
Restricted short-term investment	750
Accounts receivable, trade (less allowance for doubtful accounts of $282 and allowance for sales returns of $120)	13,486
Universal Service Fund fees recoverable	1,477
Inventory, net	2,419
Prepaid expenses and other current assets	160
Total current assets	19,693
Equipment and improvements, net	2,213
Definite-lived intangible assets, net	21,431
Capitalized loan fees, net	308
Goodwill	4,448
Federal Excise Tax recoverable	3,746
Other assets	165
Total assets	$52,004

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$18,012
Accrued liabilities	3,152
Short-term debt	21,096
Derivative liabilities	4,208
Short-term seller-financed notes (net of discount of $106)	4,717
Total current liabilities	51,185
Asset retirement obligations	107
Redeemable, convertible preferred stock - 9,000 shares authorized, issued and outstanding (preference in liquidation of $9,284) (net of discount of $556)	8,728
Long-term derivative liabilities	266
Total liabilities	60,286
Stockholders' deficit
Common stock-$0.001 par value; 950,000,000 shares authorized; 49,114,052 shares issued and outstanding	49
Additional paid-in capital	18,621
Accumulated deficit	(26,952)
Total stockholders' deficit	(8,282)
Total liabilities and stockholders' deficit	$52,004

See accompanying notes to the consolidated financial statements.

Titan Global Holdings, Inc.
Consolidated Statements of Operation
(In thousands, except share and per share amounts)

	Years Ended August 31,
	2006	2005
		Restated
Sales - Communications division	$89,297	$5,840
Sales - Electronics and homeland security division	20,505	16,939
Total Sales	109,802	22,779

Cost of sales - Communications division	77,500	5,408
Cost of sales - Electronics and homeland security division	18,198	15,999
Total Cost of Sales	95,698	21,407

	14,104	1,372

Operating expenses:
Sales and marketing	1,753	1,550
General and administrative expenses	5,144	2,537
Amortization of intangible assets	5,191	73

Income (loss) from operations	2,016	(2,788)

Other income (expenses):
Interest expense, net (including non-cash of $951 and $755)	(4,695)	(1,332)
Loss on fair value of derivative liabilities	(1,740)	(1,661)
(Loss) gain on extinguishment of debt	(695)	1,427
Miscellaneous	-	3

Loss before income taxes	(5,114)	(4,351)
Provision for income taxes	-	-

Net loss	(5,114)	(4,351)
Accrual of preferred stock dividend	(270)	(14)
Net loss applicable to common shareholders	$(5,384)	$(4,365)

Net loss applicable to common shareholders per share:
Basic and diluted	$(0.13)	$(0.17)

Number of weighted average shares:
Basic and diluted	41,611,220	25,555,743

See accompanying notes to the consolidated financial statements.

 Titan Global Holdings, Inc.

 Consolidated Statements of Stockholders' Deficit

 For the years ended August 31, 2006 and 2005 (Restated)

 (In thousands, except share amounts)

	Common Stock		Additional		Deferred	Total
		at Par	Paid-in	Accumulated	Compen-	Stockholders’
	Shares	Value	Capital	Deficit	sation	Deficit
Balance, August 31, 2004	24,699,305	$25	$14,396	$(17,487)	$(197)	$(3,263)
Issuance of stock for converted interest expense	50,000	-	20	-	-	20
Beneficial conversion features on convertible debt financing - related party	-	-	698	-	-	698
Issuance of stock for debt conversion - related parties	5,833,333	6	694	-	-	700
Issuance of stock exchanged for cancellation of warrants	2,500,000	2	1,273	-	-	1,275
Issuance of stock for acquisition	1,000,000	1	223	-	-	224
Issuance of stock for debt acquisition costs	1,250,000	1	280	-	-	281
Amortization of deferred compensation	-	-	-	-	190	190
Preferred stock dividends accrued	-	-	(14)	-	-	(14)
Net loss	-	-	-	(4,351)	-	(4,351)
Balance, August 31, 2005	35,332,638	35	17,570	(21,838)	(7)	(4,240)
Issuance of stock for debt conversion - related parties	9,253,414	9	1,278	-	-	1,287
Issuance of stock for debt conversion - related parties	4,500,000	5	25	-	-	30
Issuance of stock to settle liability	28,000	-	18	-	-	18
Amortization of deferred compensation	-	-	-	-	7	7
Preferred stock dividends accrued	-	-	(270)	-	-	(270)
Net loss	-	-	-	(5,114)	-	(5,114)
Balance, August 31, 2006	49,114,052	$49	$18,621	$(26,952)	$-	$(8,282)

See accompanying notes to the consolidated financial statements.

Titan Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)

	Years Ended August 31,
	2006	2005
		Restated
Cash flows from operating activities:
Net loss	$(5,114)	$(4,351)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (excluding amortization of intangibles)	699	634
Amortization of intangibles	5,191	73
Bad debt and sales return allowances	402	183
Non-cash compensation	305	210
Non-cash interest expense	951	755
Loss on fair value of derivative liabilities	1,740	1,661
(Gain) loss on debt extinguishment	695	(1,427)
Changes in operating assets and liabilities:
Accounts receivable	(5,280)	(299)
Inventory	679	(456)
Prepaid expenses and other current assets	-	(47)
Other assets	283	(6)
Universal Service Fund fees recoverable	(1,477)	-
Federal Excise Tax recoverable	(3,746)	-
Accounts payable and accrued liabilities	4,290	5,457
Total adjustments	4,732	6,738
Net cash provided by (used in) operating activities	(382)	2,387

Cash flows from investing activities:
Acquisition of Oblio	6	(15,908)
Equipment and improvements expenditures	(684)	(107)
Restricted investment to collateralize obligation	(750)	-
Net cash used in investing activities	(1,428)	(16,015)

Cash flows from financing activities:
Proceeds from loans from related parties	877	650
Proceeds from issuance of long term debt, net of financing cost	-	11,169
Proceeds from lines of credit, net of repayments	92	3,848
Payments on notes and loans payable	-	(194)
Payments on long term debt	-	(320)
Payments on loans from related parties	-	(80)
Net cash provided by financing activities	969	15,073

Net (decrease) increase in cash	(841)	1,445
Cash and cash equivalents at beginning of year	2,242	797
Cash and cash equivalents at end of year	$1,401	$2,242

See accompanying notes to the consolidated financial statements.

Titan Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)

	Years Ended August 31,
	2006	2005
		Restated
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,732	$576
Income taxes	-	-

Non-cash activities:
Issuance of common stock for capitalized debt costs	$-	$281
Issuance of common stock for Oblio acquisition	-	225
Issuance of common stock for settlement fees obligation	18	-
Issuance of common stock to related parties upon conversion of debt	1,317	700
Issuance of common stock as interest expense	-	20
Issuance of redeemable preferred stock for Oblio acquisition	-	9,000
Issuance of seller financed debt for Oblio acquisition	-	4,733

See accompanying notes to the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except share and per share amounts)

1.  Restatement

As a result of the Company’s review of its accounting treatment for its convertible debt and preferred stock financings, the Company has modified its accounting and disclosures for its debt, preferred stock and derivative liabilities and has reflected the changes in its financial statements and disclosures related to the year ended August 31, 2005 which are included herein. The Company has restated its financial statements as of and for the year ended August 31, 2005 (including those in the prior period for the year ended August 31, 2004) and for each of the three quarters ended May 31, 2006 to reflect adjustments arising from the change in accounting for derivative debt instruments. The adjustments for these periods were made to reflect the accounting for convertible debt and preferred stock financings, and the related embedded and freestanding derivatives, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) and Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, (“EITF 00-19”). This Annual Report on Form 10-KSB for the year ended August 31, 2006 includes detailed disclosures relative to the restatement of consolidated financial statements for the first three fiscal quarters of 2006.

The impact of the restatement on the first three quarters of fiscal 2006 is shown in Note 21. “Restated Quarterly Information.”

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

The accompanying consolidated statements of operations include the operating results of the Company's subsidiaries, Titan PCB West, Inc. (“PCB West”), since August 2002; Titan PCB East, Inc. (“PCB East”), since February 27, 2003, the date on which the Company purchased the assets of Eastern Manufacturing Corporation; and Oblio Telecom, Inc. (“Oblio”) since August 12, 2005, the date on which the Company, through its subsidiary Oblio, purchased the assets of Oblio Telecom, LLP. The two subsidiaries of Oblio, Pinless, Inc. and StartTalk, Inc. are also included in the accompanying consolidated financial statements.

Nature of Operations:

The Company operates in two market segments - (i) communications and (ii) electronics and homeland security.

Communications Segment

The Company, through its Oblio Telecom, Pinless and StartTalk subsidiaries, provides prepaid international phone cards and prepaid wireless services. The communications division creates and distributes prepaid offerings that provide first and second generation Americans efficient means to complete international calls and to maintain wireless services. These prepaid communications products are sold directly to wholesale distributors and large chain retailers in all 50 United States and Puerto Rico.

Electronics and Homeland Security Segment

The Company, through its Titan PCB East and Titan PCB West subsidiaries, manufactures printed circuit boards for quick-turn, prototype market and the defense supplier markets. The Company’s printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. The Company's time sensitive and high quality manufacturing services enable its customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Additionally, the Titan PCB East serves military and defense industry customers that are regulated to purchase printed circuit boards from companies that hold certain certifications from the United States Department of Defense. Titan PCB East currently has military certifications 31032 and 55110.

Liquidity

During the year ended August 31, 2006, the Company incurred a net loss of $5,144 and used cash in operations of $382. As of August 31, 2006, the Company had a net working capital deficit of $31,492. This working capital deficit is primarily the result of term debt agreements being due and payable in the next twelve months and the classification of amounts drawn under revolving credit agreements as a current liability. In the aggregate, the short-term debt agreements represent approximately $25,304 of the Company’s working capital deficit. The Company plans on refinancing these debt agreements in the second quarter of fiscal year 2007. The Company’s principal sources of liquidity are its existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under its $19,000 revolving credit facilities. The Company may also generate liquidity from offerings of debt and/or equity in the capital markets. As of August 31, 2006, the Company had a total of $1,401 in unrestricted cash and cash equivalents. As of August 31, 2006, it also had restricted investments of $750 that included funds set aside or pledged to secure letters of credit with key suppliers. Management believes that the Company’s existing cash and investments, liquidity under its revolving credit facility and anticipated cash flows from operations will be sufficient to meet its operating and capital requirements through at least the next twelve months. The Company has $1,765 in available borrowing capacity under its revolving credit facilities as of August 31, 2006.

3.  Summary of Significant Accounting Policies:

Consolidation Policy:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc. and, since August 12, 2005, Oblio Telecom, Inc., a variable interest entity properly consolidated in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, (“FIN 46R”), and its subsidiaries, Pinless, Inc. and StartTalk, Inc. All material inter-company transactions have been eliminated.

Variable Interest Entity- Oblio Telecom, Inc.

The Company considered the requirements of FIN 46R in determining which entities should properly be consolidated in the Company’s financial statements. With respect to Oblio, the Company has determined that Oblio is a variable interest entity under FIN 46R. In general, a Variable Interest Entity (VIE) is a corporation or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on a majority voting interest. The Company completed a quantitative analysis in accordance with FIN 46R that determined the entity absorbing a majority of any expected losses (as those terms are defined in FIN 46R) is not an entity that could consolidate Oblio. Therefore, the determination as to the entity that should consolidate Oblio reverts to the guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Accordingly, the Company, with its sole voting and operational control of Oblio, is the entity with which consolidation of Oblio is required.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of equipment and improvements, valuation reserves for accounts receivable, inventory, allocation of purchase price for acquisitions, impairment of intangible assets, valuation of derivatives, deferred tax accounts, fair value of equity instruments issued and sales returns.

Revenue Recognition:

The Company recognizes revenues when the following criteria are met: (1) the Company has persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) the Company has completed delivery and no significant obligations remain; (3) its price to its customer is fixed or determinable and (4) collection is probable.

In the communications division (Oblio and its subsidiaries), the Company recognizes revenue upon the activation of prepaid calling cards by customers or the transfer of risk of loss on prepaid wireless handsets. The Company records net sales as gross sales less an allowance for returns and discounts. The Company provides our customers a limited right of return for calling cards and defective handsets and records an allowance against gross revenues for estimated returns at the time of the sale based on historical results.

In the electronics and homeland security division (PCB East and PCB West), the Company recognizes revenue upon shipment to customers. The Company records net sales as gross sales less an allowance for returns and discounts. The Company provides customers a limited right of return for defective PCBs and records an allowance against gross revenues for estimated returns at the time of sale based on its historical results.

Provisions for discounts to customers, estimated returns and allowances are provided for in the same period the related revenue is recorded by using an estimate based on a percent of accounts receivable which is consistent with its historical activity and its industry peers policy. This allowance is also compared to the percentage of accounts receivable that are over 90 days and accounts receivable that may be in dispute due to a change in customer specifications.

Cash and Cash Equivalents:

The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents and consist primarily of interest-bearing bank accounts.

Asset Retirement Obligation:

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to the future closure of manufacturing facilities and total $107 at August 31, 2006.

We have adopted the provisions of SFAS 143 to record the ARO that could be incurred upon the future closure of facilities. Accretion of the ARO on properties from which production has commenced has been calculated using the estimated life of the facility. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate.

Concentration of Credit Risk:

In the Communications Division, the Company generally extends credit to its customers, which are concentrated in the telecommunications industry and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and considers the following factors when determining collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer’s financial condition. If the financial condition of a customer were to deteriorate, adversely affecting its ability to make payments, an allowance would be required.

In the Electronics and Homeland Securities Division, the Company generally extends credit to its customers, which are concentrated in the computer, electronics and defense industries and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and provides an allowance for potentially uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable.

At August 31, 2006, the Company had an allowance for doubtful accounts of $282 and an allowance for sales returns of $120.

Universal Service Fund Fees Recoverable

Under FCC regulations, certain providers of telecommunication services are required to submit Universal Service Fund Fees (USF). In fiscal year 2006, the Company determined that a majority of the telecommunication services it had previously provided were exempt from USF based on the limited international revenue exemption rule (LIRE). Under the LIRE, a telecommunications carrier whose revenue from international services exceeds its revenue from United States long distance services by a ratio of 88% to 12% is exempt from liability for USF charges on the international revenue amount. The Company has reached an agreement with one of its wholesale suppliers whereby telecommunication securities previously reported by the wholesale supplier will be reported by Oblio and therefore subject to the aforementioned exemption. A receivable and corresponding reduction in cost of sales has been established for this item at August 31, 2006. The Company is currently in discussion with one additional wholesale supplier and will record a receivable and a reduction in cost of sales related to this amount when and if an agreement for reimbursement is finalized.

Federal Excise Tax Recoverable

In May 2006, the United States Treasury Department formally conceded the legal dispute over federal excise taxes on long distance telephone service. Accordingly, the Internal Revenue Service will process principal and interest refunds for all Federal Excise Taxes (FET) paid for long distance services during the last three years. According, the Company has established a recoverable for FET amounts and a reduction in cost of sales.

According to Internal Revenue Service publication 2006-50, FET taxes paid are to be refunded in the filer’s year-end that includes December 31, 2006. As the Company is an August 31, 2006 filer, it expects to receive its refund during the second quarter of its second quarter fiscal year 2008.

Inventories:

In the Communications Division, the Company’s policy is to value prepaid international card and wireless handset inventory at the lower of cost or market on a card by card basis on a first in first out basis.

In our Electronics and Homeland Security Division, the Company’s policy is to value raw material inventories at the lower of cost or market on a part-by-part basis on a first in first out basis. We also value work-in-process and finished goods utilizing a standard cost system which we believe approximates cost. This policy requires us to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months.

Equipment and Improvements:

Equipment and improvements are carried at cost. Depreciation and amortization are provided using the straight-line method.

The estimated service lives of property, equipment and improvements are as follows:

Automobile	5 years
Office equipment	7 years
Production equipment	7 years
Leasehold improvements	Remaining life of lease
or life of asset if shorter
Software	3 years

Goodwill and Intangible Assets:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill and other non-amortizable intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires us to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded in the fiscal years ended August 31, 2006 and 2005.

Intangible assets include the intangibles purchased in the Oblio acquisition which occurred on August 12, 2005 including amounts allocated to: (1) the TCC/Oblio Brand of $8,553, (2) customer list of $149, (3) MVNO contract of $17,742 and (4) Sprint PCS Implementation Fee of $100, (5) call processing setup of $150, and (6) unamortizable goodwill of $4,448. The amortizable intangibles acquired in the Oblio acquisition are being amortized over five years, the estimated useful life. These assets have accumulated amortization at August 31, 2006 of $5,263.

Impairment of Long-Lived Assets:

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended August 31, 2006 and 2005.

Advertising:

The Company expenses advertising costs when incurred. Advertising expense totaled $125 and $13 for the years ended August 31, 2006 and 2005, respectively.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, Earnings Per Share, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of August 31, 2006, the Company has approximately 19,204,333 common stock equivalents.

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

Stock Based Compensation:

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the vesting period.

The Company reports pro-forma net loss and loss per share in accordance with the requirements of SFAS No. 148 “Accounting for Stock-Based Compensation”. This disclosure shows net loss and loss per share as if the Company had accounted for its employee stock options under the fair value method. Proforma information is calculated using the Black-Scholes pricing model at the date of the grant. This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

As of August 31, 2006, the Company has approved the 2002 Stock Option Plan and Directors Stock Plan. In addition to this plan, the Board of Directors has authorized the issuance of warrants to executive officers as additional compensation. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	2006	2005
Net loss applicable to common shareholders, as reported	$(5,384)	$(4,365)
Add: Compensation recognized under APB No. 25	7	47
Deduct: Compensation recognized under SFAS No. 123	(89)	(116)
Proforma net loss applicable to common shareholders	$(5,466)	$(4,434)
Net loss applicable to common shareholders per share:
Basic and diluted, as reported	$(0.13)	$(0.17)
Basic and diluted, proforma	$(0.13)	$(0.17)

No stock options were granted in the fiscal years ended August 31, 2006 and 2005. However, in 2006, the Company issued warrants to purchase up to 100,000 shares of common stock and has a commitment at August 31, 2006 to issue 500,000 shares of common stock to the Company’s Chief Executive Officer. The unissued shares were fully expensed in fiscal year 2006 at the market value of the Company’s stock on the date of the agreement. The expense and related accrued liability recorded at August 31, 2006 related to the unissued shares is $305,000. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2006
Dividend yield	0.00%
Expected volatility	181.20%
Risk free interest rate	4.68%
Expected life (years)	1.75

The weighted average fair value of the 2006 warrants granted was $0.28 per share at the date of grant.

The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts, as additional awards in future years are anticipated.

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

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding options or warrants. Additionally, the Company may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the control of the Company and, accordingly, it is required to account for these freestanding options and warrants as derivative liabilities, rather than as equity.

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

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statement of operations. For derivative liabilities related to freestanding warrants and embedded conversion features, the Company uses the Black-Scholes option pricing model to determine the fair value. For derivative liabilities related to registration rights agreements and cash payment premiums, it used a discounted present value of expected future cash flows to determine the fair value.

To the extent that the initial fair values of the bifurcated and/or freestanding derivative liabilities exceed the total proceeds received, an immediate charge to the statements of operations is recognized, in order to initially record the derivative liabilities at fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to the statement of loss, using the effective interest method. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification of the host instrument.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Segment Reporting:

Based on a number of factors, including differences in products and services, regulatory environment, customers and the Company's integration and management strategies, the Company determined that it operated in two distinct business segments. (See Note 19).

Reclassification:

Certain amounts from the prior year may have been reclassified to conform with the current year presentation.

New Accounting Pronouncements:

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), " Share-Based Payment," which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Accounting Standards (“SAS”) No. 95, “Statements of Cash Flows.” Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. The Company adopted SFAS No. 123(R) on September 1, 2006.

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

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using the intrinsic value method, as directed by APB Opinion No. 25. This has typically resulted in no compensation cost for employee stock options because they have historically been issued at an exercise price equal to market value. While the Company expects share-based compensation expense to arise from the adoption of SFAS No. 123(R), the impact is not expected to be material. However, the Company’s results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The pro forma net loss disclosure included in the stock-based compensation policy footnote above approximates the impact of SFAS No. 123(R) had it been adopted in the periods presented.

SFAS 123(R) also directs companies to record the related deferred income tax benefits associated with stock compensation expense and begin reflecting the excess tax benefits from the exercise of share-based compensation awards in cash flows from financing activities. Had the Company previously adopted SFAS 123(R), it would have recognized no tax benefit from share-based compensation because cumulative losses indicate that it is likely that an income tax asset would not be recovered.

4.   Acquisitions

Acquisition of Oblio

On July 28, 2005, Farwell Equity Partners, LLC (“Farwell”) and its newly formed acquisition subsidiary, Oblio Telecom, Inc. (“Oblio”) entered into an Asset Purchase Agreement with Oblio Telecom L.L.P. (“Seller”) and its sole owners, Sammy Jibrin and Radu Achiriloaie (the “Selling Owners”), for the purchase of substantially all of the assets of Seller. This transaction closed on August 12, 2005, upon Oblio obtaining financing for the acquisition. Also, effective on August 12, 2005 and following the aforementioned closing, Farwell contributed its 1,000 shares of the common stock of Oblio to Titan, which stock represents all of the authorized and outstanding common stock of Oblio. Upon receipt of the Oblio common stock by Titan, Oblio became a wholly-owned subsidiary of Titan. Farwell is part of an affiliated group that constitutes the beneficial majority ownership of Titan, and David Marks, the Company's Chairman, is the managing member of Farwell. Titan assumed and paid for various costs and expenses incurred in connection with the Asset Purchase Agreement and the financing arrangements, and paid a portion of the purchase price through the issuance of shares of its common stock to various parties involved in the acquisition transaction. The Asset Purchase Agreement provided for the acquisition by Oblio of substantially all of Seller’s assets and the assumption of certain liabilities. The total purchase price was $29,684, consisting of $29,047 in consideration to the Seller and $637 in transaction costs. The purchase price was paid in (i) cash of $15,858 (principally from institutional borrowings), (ii) seller-financed short and long term obligations with a fair value of $4,568, (iii) 9,000 shares of Oblio’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) with an initial stated value upon issue of $9,000, (iv) 1,000,000 shares of Titan’s common stock with a fair value of $224, and (iv) accounts payables and accrued expenses of $34. In addition, Oblio entered into 3-year employment agreements with the Selling Owners. The seller financing consisted of an 18-month promissory note in the principal amount of $2,500 bearing interest at 1% per annum (or $2,245 when discounted to fair value), and a short term non-interest bearing obligation for $2,323. The terms of the loan for the acquisition and the Series A Preferred are outlined in Note 9, “Debt and Derivative Liabilities.” Of the cash amount paid, $1,000 was held in escrow at the closing pending an accounting settlement of the net working capital within 60 days of closing. The escrowed funds were subsequently released to the Seller.

Of the total purchase price paid in cash in connection with the acquisition, $15,836 was financed with proceeds from a credit facility with CapitalSource Finance LLC ("CapitalSource"). The “Credit Facility” consisted of a $15,000 revolving line of credit, a $5,000 senior term loan (the "Term Loan A") and a $6,400 senior term loan (the "Term Loan B"). In connection with the Credit Facility, Titan paid CapitalSource a commitment fee of $264 and issued 1,250,000 shares of its common stock with a fair value of $281 to CS Equity LLC, an affiliate of CapitalSource. CapitalSource received a security interest in all of the assets of Oblio and a pledge of the stock of Oblio. As additional collateral solely for Term Note B due to CapitalSource, Farwell provided CapitalSource with a limited guaranty secured by a pledge of certain restricted publicly traded securities in an unrelated entity.

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

Accounts receivable	$5,596
Inventory	2,109
Definite lived intangible - TCC/Oblio Brand	8,553
Definite lived intangible - customer list	149
Definite lived intangible - MVNO contract	17,742
Goodwill	4,448
Other assets	256
Accounts payable	(9,169)
Purchase price	$29,684

The sources of funding for the purchase price, including $637 in transaction costs, were as follows:

Cash	$22
Accounts payable and accrued expenses	34
CapitalSource term debt proceeds:
Term Loan A	5,000
Term Loan B	6,400
CapitalSource revolving credit facility	4,436
Short-term obligation due Seller	2,323
Long-term note due Seller, net of discount of $255	2,245
Series A Preferred Stock issued to Seller	9,000
Common stock	224
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

The fair value used by the Company for recording the common stock issued in connection with the acquisition of Oblio was $0.2245 per share. This price was based on the average closing price of the stock for the five trading days preceding and the five trading days following the announcement of the acquisition. A summary of the shares of common stock issued, their total fair values, and the accounts charged for the fair value is as follows:

	No. of Shares	Purchase Price	Capitalized Loan Costs	Total Fair Value
CS Equity LLC	1,250,000	$-	$281	$281
Capital Solutions Group	125,000	28	-	28
Sellers	375,000	84	-	84
Consultant	500,000	112	-	112
	2,250,000	$224	$281	$505

Unaudited pro forma operating results for the Company, assuming the acquisition of Oblio occurred at the beginning of the period presented:

2005
Net Sales	$142,052
Net income applicable to common shareholders	256
Net income applicable to common shareholders per share, basic and diluted	0.01

Unaudited pro forma operating results for the year ended August 31, 2005 includes $1,741 of amortization costs related to the acquisition as well as amortization related to the capitalized debt costs incurred in the acquisition. In addition, these unaudited pro forma operating results reflect interest expense on the related acquisition debt assuming such debt was incurred at the beginning of the period presented. Since MVNO was a new initiative at fiscal year ended August 31, 2005, Oblio recorded no amortization expense on the intangible asset value allocated to the MVNO contract of $17,742. Oblio did record amortization expense of $72 and $1 on the intangible asset value allocated to the TCC/Oblio Brand and the Oblio customer list respectively during fiscal year 2005.

5.  Inventories:

Inventories as of August 31, 2006 consist of the following:

Raw materials	$476
Work in process	446
Finished goods	1,584
2,506
Less inventory reserves	(87)
$2,419

At August 31, 2006, the reserve for obsolescence was $87 principally related to raw material inventory.

6.  Equipment and improvements:

A summary as of August 31, 2006, is as follows:

Production equipment	$3,647
Leasehold improvements	619
Office equipment	419
Software	118
Automobiles	21
4,824
Less accumulated depreciation and amortization	(2,611)
$2,213

 Depreciation and amortization expense for equipment, and improvements amounted to $699 and $620 for the years ended August 31, 2006 and 2005, respectively.

7.  Intangible Assets:

A summary of Titan PCB and Oblio Telecom as of August 31, 2006 is as follows:

Customer lists	$214
TCC Brand	8,553
MVNO Contract	17,742
Sprint PCS Implementation Fee	100
Call Processing Setup	150
26,759
Less accumulated amortization	(5,328)
$21,431

Amortization expense for intangible assets amounted to $5,191 and $73 for the years ended August 31, 2006 and 2005. Amortization expense is expected to be $5,339 in fiscal years 2007, 2008 and 2009, $5,266 in 2010, and $148 in 2011.

8.   Accrued Liabilities:

           A summary as of August 31, 2006 is as follows:

Compensation and benefits	$731
Commissions	148
Interest	344
Payroll taxes	872
Accrued stock due to CEO	305
Utilities	58
Other	694
$3,152

Included in the Company’s accrued payroll taxes are $210 in unpaid payroll taxes to the State of California, $98 to the Commonwealth of Massachusetts and $465 to the Internal Revenue Service for the calendar year 2006. The Company currently has an existing payment plan for a substantial portion of the unpaid payroll taxes with the IRS and is working with counsel on payment plans for these other agencies. Subsequent to year-end the Company paid $210 towards its liability with the IRS and $153 towards its liability with the State of California.

9.  Debt and Derivative Liabilities

The fair value and carrying amount of the short and long-term debt and derivative liabilities at August 31, 2006 are as follows:

Laurus Convertible Term Note, due November 20, 2006	$1,249
Laurus Amended & Restated Convertible Term Note, due March 30, 2007	1,817
Laurus Convertible Minimum Borrowing Note, due August 12, 2008	1,514
Laurus Convertible Revolving Note, due August 12, 2008	2,500
CapitalSource Term Note A, due June 30, 2007	2,608
CapitalSource Term Note B, due June 30, 2007	4,367
CapitalSource Revolving Note, due August 12, 2008	7,041
Sub-Total Short Term Debt	21,096

Seller-financed note, due June 30, 2007	2,323
Seller-financed note, due February 11, 2007 (net of discount of $106)	2,394
Sub-Total Seller-Financed Short-Term Debt	4,717

Short-term derivative liabilities	4,208
Total Short-Term Debt and Derivative Liabilities	30,021

Redeemable convertible preferred stock, due August 12, 2008 (net of discount of $556)	8,728
Long-term derivative liabilities	266
Total Preferred Stock and Long-Term Derivative Liabliities	8,994

Total Debt, Preferred Stock and Derivative Liabilities	$39,015

LAURUS LOANS

Original 2003 Notes

On November 20, 2003, the Company entered into loan agreements with Laurus Master Fund, Ltd. ("Laurus"), including principally a Security Agreement, a Securities Purchase Agreement ("SPA"), and a Registration Rights Agreement. Pursuant to the Security Agreement, the Company issued to Laurus (i) a Secured Revolving Note (the "Revolving Note") in the maximum principal amount of $2,500 and (ii) a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the original principal amount of $1,500. As prescribed by the terms of the Security Agreement, the Company may borrow from Laurus such amount as shall equal 85% of the Company's eligible accounts receivable on the PCB West and PCB East subsidiaries, up to a maximum of $4,000. Additional Minimum Borrowing Notes may be issued from time to time upon request by the Company, provided the Company has availability under the Revolving Note using the prescribed formula or, at the discretion of Laurus, Laurus may advance additional loans in excess of the formula amount. The Revolving Note and the Minimum Borrowing Note matures on August 12, 2008. Pursuant to the SPA, the Company also issued and sold to Laurus a convertible term note (the "2003 Term Note") in the principal amount of $2,100. The first payment of the monthly principal amount of $64 on the 2003 Term Note commenced on February 1, 2004 and the maturity date is November 20, 2006. These principal payments, made in the form of stock, commenced February 1, 2004 and were paid until December 1, 2004 at which time Laurus agreed to delay the monthly payments for six months until June 30, 2005. (See “2005 Amendment to Loan Agreements” for the current payment schedule.) As of August 31, 2006, the Company had available to borrow under the Revolving Note $1,297, limited to its borrowing calculation availability.

Interest on all Laurus notes is at prime rate plus 3% with a minimum rate of 7% (11.25% at August 31, 2006), and is paid monthly in arrears on the first day of the following month. (See “General Terms of Laurus Note” below for other provisions common to all note instruments issued to Laurus.)

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

The Company recorded debt discounts of $180 and $308 for the first and second warrants, respectively, as referred to above. On August 12, 2005, these warrants were cancelled. The Company recognized upon issuance an additional discount on the 2003 Term Note in the amount of $1,167 due to the embedded derivatives from the terms of the note. There was no discount allocated to the Minimum Borrowing Note because the note was not initially funded upon issuance. Derivatives for this note, and as for all the notes, are fair valued as of each reporting date based on the amount funded. The Revolving Note had a discount of $147 at issuance due to the embedded derivatives. As of August 31, 2006, the fair value of the derivatives associated with these instruments is $277 for the 2003 Term Note, $431 for the Minimum Borrowing Note, and $352 for the Revolving Note.

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

The Company recorded a debt discount of $379 for the warrant upon issuance. On August 12, 2005, these warrants were cancelled. The Company recognized upon issuance an additional discount on Term Note #2 in the amount of $631 for the embedded derivative features of the note. The fair value of the derivatives associated with the instrument as of August 31, 2006 is $95.

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

The Company recorded a debt discount of $909 for the warrant upon issuance. On August 12, 2005, these warrants were cancelled. The Company recognized an additional discount on the 2004 Amended Term Note in the amount of $1,768 upon issuance for embedded derivative features. As of August 31, 2006, the current fair value of the derivatives associated with the instrument (excluding the $95 on the 2004 Term Note #2 identified above) is $162.

2005 Over-Advance on Revolving Note

On April 4, 2005, Laurus agreed to provide the Company an over-advance of up to $1,000 under the Security Agreement, the Revolving Note and the Minimum Borrowing Notes executed in 2003 (the “2005 Over-Advance”). The maturity date for the 2005 Over-Advance was April 4, 2006 and was subsequently extended by informal agreement with Laurus to August 12, 2008 as part of and included with the 2003 Minimum Borrowing Note. As additional collateral solely for the 2005 Over-Advance, Farwell provided Laurus with a limited guaranty secured by a pledge of certain publicly traded securities in an unrelated entity owned by Farwell. (See Note 18. “Related Parties”.) Pursuant to an Indemnification Agreement with Farwell, the Company indemnified Farwell for any liabilities Farwell may incur as a result of its pledge of the securities to Laurus. The impact from the embedded derivatives of the 2005 Over-Advance is reflected in the valuation of the original 2003 Revolving Note and Minimum Borrowing Note, as funding on the over-advance occurred during fiscal 2005.

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

General Terms of Laurus Notes

Interest on all Laurus notes is at prime rate plus 3% with a minimum rate of 7% (11.25% at August 31, 2006), and is paid monthly in arrears on the first day of the following month. Each of the Laurus notes may be prepaid in cash by paying to the holder 115% of the principal and related accrued and unpaid interest. In addition, the Minimum Borrowing Note, 2003 Term Note, and 2004 Amended Term Note may be prepaid at the Company's option in shares of Common Stock, if and to the extent the average closing price of the Common Stock is greater than 110% of the conversion price for at least 5 consecutive trading days, subject to certain limitations and restrictions.

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

A registration rights agreement covers the convertible notes and warrants issued on November 20, 2003 and a second registration rights agreement covers the convertible notes and warrants issued on March 30, 2004 and June 29, 2004 (collectively, the “Registration Rights Agreements”). An initial registration statement was to be filed with SEC within 30 days of November 20, 2003 and was to be declared effective by SEC within 90 days of November 20, 2003. The Registration Rights Agreements were amended on August 12, 2005 to include the registration of the 2,500,000 shares of Common Stock issued to Laurus upon cancellation of all warrants, and the registration statement was to be declared effective within 90 days. Generally, additional registration statements are required to be filed with the SEC under the Registration Rights Agreements as necessary to maintain an effective registration statement covering the total number of shares of Common Stock underlying the convertible notes, warrants (for the period of time they were outstanding) and Common Stock issued to Laurus until all registered securities of the Company held by Laurus have been sold, or can be sold under SEC Rule 144(k) after a 2-year holding period without volume restrictions. The Registration Rights Agreements provide for liquidated damage payments of 1 to 2% per month (calculated on the amount of the indebtedness due to Laurus) for breach of the terms of the document. Since 2003, the Company has from time to time been in default of the registration requirements of the Registration Rights Agreements for failures in filing registration statements timely or for not maintaining the effectiveness of a registration statement covering all shares of Common Stock required to be covered. However, no demand, assessment or notice of liquidated damage amounts has been made by Laurus, no such payments have been made to Laurus, and Laurus has informally waived payment of any such amounts. The Company has calculated the estimated amount of penalties that could potentially have been due as part of the periodic derivative calculation. As of August 31, 2005, the estimated fair value of the potential liability recorded by the Company for liquidated damages under the Registration Rights Agreements was $1,268, which has been recorded in derivative liabilities, which are discussed above, and charged to gain or loss on fair value of derivative liabilities.

The modifications on August 12, 2005 to the various loan agreements with Laurus were accounted for in accordance with existing convertible debt extinguishment rules. Specifically, the issue of the 2,500,000 shares of the Company’s common stock was treated as an exchange for the cancellation of warrants held by Laurus and a modification to the debt agreements. The Company determined that, based on the net present values of the original and amended cash flows related to the debt, the amended debt was “substantially different,” as that term is defined in Emerging Issues Task Force (EITF) Abstracts 96-19 and 05-07. The fair value of the warrants previously recognized by the Company as a liability, the value of the stock exchanged at current market price and the change in fair value of the Notes and embedded derivatives has been treated as a gain on debt extinguishment and the reissue of debt, which resulted in the recognition of a gain of $1,427 in the year ended August 31, 2005. (See Note 10, “Gain or Loss on Extinguishment of Debts.”)

At August 31, 2006, the Company was in default under its loan agreements with Laurus relating to the Company not having obtained effectiveness of a registration statement to be filed with SEC covering the securities issued to Laurus under the amendments to the loan agreements executed on August 12, 2005, as well as other technical violations. The 2003 Convertible Term Note with a balance of $1,249 at August 31, 2006 has a maturity date of November 20, 2006. However, Laurus has informally waived various defaults under the note, and extended the maturity date until December 15, 2006 to allow the Company an opportunity to refinance all Laurus notes with other parties.

CAPITALSOURCE LOANS

On August 12, 2005, in connection with the acquisition of Oblio by the Company, Oblio entered into a credit facility (“Credit Facility”) with CapitalSource Finance LLC ("CapitalSource"). The Credit Facility consists of a $15,000 revolving line of credit (the “Revolver”), a $5,000 senior term loan (the "Term Loan A") and a $6,400 senior term loan (the "Term Loan B"). Approximately $16,217 was borrowed upon the closing of this transaction. In connection with the execution of the Credit Facility, the Company paid CapitalSource a commitment fee of $264 and transaction costs of $239 related to the Credit Facility. In addition, the Company issued 1,250,000 shares of its Common Stock to an affiliate of CapitalSource, which was valued at $0.2245 per share, or a total of $281. The commitment fee, the transaction costs and the total value of the Common Stock issued have been capitalized as loan costs and are being amortized over the 15 month life of the CapitalSource term loans. The unamortized portion of these costs is $59 as of August 31, 2006.

The Revolver has a maturity date of August 12, 2008 and prepayments of principal are subject to penalty. Interest is at a minimum prime rate of 6.25% plus 1.0 % over prime, or a total minimum rate of 7.25%, and is paid monthly in arrears. The amounts available from time to time under the Revolver are determined by the value of Oblio's eligible receivables and inventory, after applying prescribed advance rates. At August 31, 2006, the outstanding balance under the Revolver was $7,041, with available borrowing capacity of $1,765.

The Term Loan A and the Term Loan B had an initial maturity dates of December 1, 2006, but the maturities were subsequently extended to June 30, 2007. Monthly principal payments on both loans and are based on a 24-month amortization with a balloon payment due at maturity. Interest on both loans is at a minimum prime rate of 6.25%, plus 4.0% over prime, or a minimum total rate of 10.25%. Interest is payable monthly in arrears commencing on September 1, 2005, and monthly principal payments commence on October 1, 2005. Both term loans may be prepaid without penalty. Additional monthly payments on principal are to be made in the amount of 100% of Oblio's excess cash flow, as defined in the Credit Facility, and will be applied equally to repayment of the Term Loan A and the Term Loan B.

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

On November 9, 2005, the Company was notified by CapitalSource that certain events of default have occurred and were continuing to occur in connection with the Credit and Security Agreement. The defaults consisted predominantly of not maintaining minimum EBITDA, failure to deposit all receipts into a designated lockbox, and maintaining inventory at locations not disclosed to CapitalSource in violation of the Credit Facility. On December 16, 2005, the Company and CapitalSource executed a Waiver and Amendment No. 1 to the Credit and Security Agreement whereby CapitalSource (i) waived various events of default; (ii) increased the interest rates on all notes under the Credit Facility for the period from December 16, 2005 to February 28, 2006 by 4% per annum over prime, and increased the minimum prime rate from 6.25% to 6.5%; (iii) excluded inventories from the borrowing base for determining availability under the Revolver; (iv) extended the maturity date for Term Loan A and Term Loan B to February 28, 2006; (v) assessed various fees in connection with the amendment; and (vi) modified or imposed various other convenants.

On March 8, 2006, the Company and CapitalSource executed a Waiver and Amendment No. 2 to the Credit and Security Agreement whereby CapitalSource, among other provisions (i) waived various events of default; (ii) decreased the interest rates on the Revolver and Term Note B by 4% per annum over prime, or back to the original rate of 1% over prime; (ii) added inventories to the borrowing base for determining availability under the Revolver; (iii) extended the maturity date for Term Loan A and Term Loan B to June 30, 2007; (v) assessed various fees in connection with the amendment; and (vi) modified or imposed various other covenants.

On May 19, 2006, CapitalSource and the Company executed Waiver and Amendment No. 3 to provide the Company with waivers of various events of default, and assessed fees for the amendments and modified various financial covenants in the loan agreements. On August 7, 2006, CapitalSource and the Company executed Amendment No. 4 to modify, subject to certain conditions, various financial covenants in the loan agreements.

OTHER SHORT-TERM DEBT

Between March and May, 2004, the Company issued approximately $1,735 in convertible notes to various parties, of which $1,450 was to the Company's major stockholder. These notes carried an interest rate of 10% per annum and were convertible into shares of Common Stock at a conversion price of $0.32 per share. The balance of $1,450 due under the notes to the major stockholder was converted into 4,531,250 shares of Common Stock effective on May 31, 2004. Of the remaining notes totaling $285, principal payments of $230 plus accrued interest were made in fiscal 2004 and fiscal 2005, and the balance of $55 plus accrued interest was paid in full in September 2005.

The Company expensed $48 through interest expense for the amortization of the beneficial conversion feature related to the notes for the year ended August 31, 2005.

SELLER-FINANCED NOTES

Seller-financed debt was provided in connection with the acquisition of Oblio on August 12, 2005, and the Company issued to the Seller, F&L, LLP (formerly known as Oblio Telecom, LLP), an 18-month promissory note in the principal amount of $2,500. The note matures on February 12, 2007 and carries an interest rate of 1% per annum. The note was recorded upon issuance at its fair value of $2,245, and the associated discount of $255 is being amortized over the 18 month term of the note. The effective interest rate on the note is approximately 7.50%.

Additional seller financing was provided upon the closing of the Oblio acquisition in the amount of $2,323 in a contractual short term obligation that was not interest-bearing. On December 14, 2005, a promissory note was executed acknowledging this amount due to the Seller. The Note bears interest of 4%, and had a maturity date of February 28, 2006. However, the December 2005 note was not paid when due, and the Seller has informally extended the maturity of the note to an undetermined date in the future.

Payments due to the Seller under both notes are subject to a subordination agreement, as amended, between CapitalSource, Seller, and the Company which limits the Company’s ability to make principal payments to the Seller. The payment of interest under the notes is permitted so long as the Company is not in default under its Credit Facility with CapitalSource. The Seller has informally waived payments of principal and interest on these notes, and none have been paid by the Company. As repayment of Seller’s December 14, 2005 note is effectively tied to the maturity date of the CapitalSource term notes of June 30, 2007 due to the principal payment limitations, the Company has assumed a maturity date concurrent with that of the CapitalSource term notes.

CONVERTIBLE NOTES - RELATED PARTIES

On November 30, 2004, the Company entered into a 10% $1,000 convertible note agreement with Mr. Frank Crivello (the “Crivello Note”); whereby, Mr. Crivello (see Note 18 - “Related Parties”) agreed to loan the Company up to a total of $1,000. The note had an initial maturity date of January 31, 2005 but was subsequently extended to December 31, 2005. The note was convertible into shares of Common Stock at $0.12 per share. A previously outstanding loan from Mr. Crivello in the amount of $50 was rolled into the Crivello Note and on November 30, 2004, the Company received the first cash advance on the note of $300. Additional cash amounts totaling $283 were loaned under the note, plus $67 of expenses incurred by Mr. Crivello on behalf of the Company, bringing the total outstanding under the note to $700 in July, 2005. On July 28, 2005, Mr. Crivello assigned the note with its $700 balance to Farwell, and Farwell converted the $700 into 5,833,333 shares of Common Stock at the conversion price of $0.12 per share. Subsequent to the conversion, additional amounts were advanced to the Company from Farwell under the note, and on December 30, 2005, when the note balance was $592, the Company and Farwell entered into an agreement to issue shares of Common Stock in cancellation of the note. Pursuant to the agreement, the Company issued to Farwell 9,253,414 shares of Common Stock at a conversion price of $0.0639 per share which resulted in a loss on extinguishment of debt of $695 (See Note 10 “Gain or Loss on Extinguishment of Debt”).

Upon receiving the first advance under this note of $350 on November 30, 2004, the stock price was $0.30 per share. During the quarter ended February 28, 2005, the Company received further advances totaling $283 when the stock was at varying prices from $0.15 to $0.22. In the last quarter ending August 31, 2004, an additional $269 was received when the stock price varied from $0.12 to $0.33. Therefore, the Company recorded a total for beneficial conversion features on these advances of $698. All these beneficial conversion features were recorded as additional paid in capital and as an expense from beneficial conversion features. Advances on the note after the conversion that occurred in July 2005 did not qualify for an additional conversion under the terms of the note; therefore, no additional beneficial conversion features were recognized on the note in fiscal 2006.

On March 24, 2006, the Company entered into a 10% convertible note agreement for $450 with Farwell (see Note 18. “Related Parties”) with a maturity date of December 31, 2006. The note was convertible into shares of Common Stock at $0.10 per share. In connection with the loan, the Company also issued a warrant to Farwell for the purchase of up to 6,750,000 shares of Common Stock at an exercise price of $0.10 per share, for which the Company recorded a charge of $936 in the quarter ended May 31, 2006 for the fair value of the warrants. On May 30, 2006, the note was converted into 4,500,000 shares of Common Stock and the note was cancelled, and the Company recorded an increase in equity for the fair value of the note on the conversion date of $30.

REDEEMABLE PREFERRED STOCK

In connection with the acquisition of Oblio by the Company, Oblio issued to F&L, LLP (f/k/a Oblio Telecom, LLP), 9,000 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”), with an initial stated value upon issue of $1,000 per share. The Series A Preferred is convertible into shares of Titan’s Common Stock at $1.50 per share. The Series A Preferred consists of four tranches, the first one of which includes 3,000 shares and each one of the others include 2,000 shares, subject (except in the case of the first tranche) to reduction in the event Oblio fails to meet certain EBITDA targets. Based on these EBITDA targets, the initial value of the Series A Preferred could be reduced by a maximum of $6,000. In no case can the final value ever be more than $9,000. Holders of the Series A Preferred are entitled to preferential cash dividends out of the Company’s funds at an annual rate of 3% of the then current stated value, payable quarterly. Oblio may redeem the Series A Preferred at any time at a premium of 105%, 110% and 115% of the then stated value (plus accrued and unpaid dividends) during the first, second and third year after issuance, respectively. All shares must be redeemed on the third anniversary from issuance. The first tranche is convertible immediately. Commencing on each of the three anniversaries following the issuance of the Series A Preferred, each of the second, third and fourth tranches are convertible into a number of shares of Common Stock equal to the then stated value (plus accrued and unpaid dividends) divided by $1.50 (the “Conversion Price”). The Conversion Price is subject to adjustments as a result of, among other things, stock splits and reclassifications and contains initial anti-dilution provisions including adjustments to the Conversion Price in the event of the Company issuing Common Stock at prices below the initial Conversion Price. The Series A Preferred is non-voting. The Company has undertaken to register the shares of Common Stock issuable upon conversion of the Series A Preferred. In accordance with SEC Accounting Series Release No. 268 , Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as long-term debt as well as the associated accrued and unpaid dividends. Certain events of default related to the Series A Preferred occurred during the year and have been waived by the holders.

Due to the potential variability of the Conversion Price due to subsequent stock issuances, as discussed above, the Company is required to record the embedded conversion feature of the Series A Preferred as a liability at fair value and to re-measure that value each reporting period with changes being charged to operations. At issuance, the Company recorded a debt discount and associated derivative liability of $857. The Company determined that, at August 31, 2006, the fair value of the embedded conversion feature was $266. The Series A Preferred has a carrying value as of August 31, 2006 of $8,728, a face value of $ 9,000 and accrued and unpaid dividends of $284.

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

The fair value of the individual short and long-term embedded and free standing derivatives at August 31, 2006 and 2005 is as follows:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Value at August 31, 2006	Value at August 31, 2005
11/20/2003	11/20/2006	Registration Rights Agreement		$1,013	$1,012
11/20/2003	11/20/2006	3% Cash payment premium		35	47
3/30/2004	3/30/2007	Registration Rights Agreement		258	256
3/30/2004	3/30/2007	Beneficial conversion feature of notes	$1.50	-	63
	Short-Term Embedded Derivatives			1,306	1,378

3/24/2006	3/24/2013	6,750,000 Warrants	$0.23	2,902	-
	Total Short-Term Embedded and Freestanding Derivatives			4,208	1,378

8/12/2005	8/12/2008	Long-Term fair value of conversion feature of Series A Preferred Stock	$1.50	266	907
	Total Embedded and Free Standing Derivative Liabilities			$4,474	$2,285

MATURITIES OF LONG-TERM DEBT

The long-term redeemable preferred stock issued by Oblio to the Sellers, together with the accrued and unpaid dividends, totaled $9,284 at August 31, 2006. The balance of the preferred stock and any accrued and unpaid dividends must be redeemed on August 12, 2008, unless sooner converted into Common Stock of Titan at the option of the holder or redeemed at the option of Titan. There was no other debt at August 31, 2006 classified as long-term.

10. Gain or Loss on Extinguishment of Debts

An amendment to the loan agreements on August 12, 2005 between the Company and Laurus resulted, in part, in the cancellation of warrants outstanding to Laurus for the purchase of an aggregate of 3,500,000 shares of Common Stock and the issuance to Laurus of 2,500,000 shares of Common Stock (See Note 9 “Debt and Derivative Liabilities”). In accordance with EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, the Company concluded that the terms of the restructured debt were substantially different than the original debt terms and has treated the transaction as a debt extinguishment. As a result, the restructured debt was recorded at fair value and the Company recorded a debt extinguishment gain of $1,427 in the year ended August 31, 2005.

On December 30, 2005, the Company and Farwell entered into an agreement to issue shares of Common Stock in cancellation of a note with a balance of $592. The note had been issued in November 2004 (see Crivello Note in Note 9. “Debt and Derivative Liabilities”). Pursuant to the agreement, the Company issued to Farwell 9,253,414 shares of Common Stock at a conversion price of $0.0639 per share when the market price was $0.139 per share. This transaction resulted in the Company recording a debt extinguishment loss of $695 in the year ended August 31, 2006 for the difference between the market price and the conversion price.

11.  Litigation:

On July 29, 2005, the Company was served with a summons from Hytek Services ("Hytek"); whereby Hytek alleged that it had lost an account as a result of Titan PCB West, Inc.'s ("Titan") negligence and defective boards and also alleges that Titan violated the Non-Disclosure Agreement by utilizing Hytek's confidential information and hiring an ex-Hytek employee. This lawsuit was filed seeking damages of approximately $400 after Titan attempted to collect an extremely old accounts receivable due Titan from Hytek in the amount of $145. Both parties agreed to settle for an amount to be paid to Titan in the amount of $1. The Parties agree that the settlement releases both parties and remains in effect in all respects as a complete general release as to the matters released.

On July 17, 2006, the Company filed a lawsuit against AT&T Corp. (“AT&T”); whereby Oblio Telecom, Inc. (“Oblio”) alleged that they are entitled to a refund from the United States Government for improperly paid federal excise taxes and over AT&T’s refusal to stop charging Oblio federal excise taxes as part of the sales price it charges to Oblio for the purchase of prepaid telephone pins. Oblio’s claim was asserted pursuant to the issuance of IRS publication 2006-50 in May 2006. The amount in controversy is approximately $2,970. A declaratory judgment action relating to this dispute has been initiated by the Company and is now pending in the United States District Court, Northern District of Texas, Dallas Division.

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

12.  Income Taxes:

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of August 31, 2006 and 2005, has been established to reflect these uncertainties. As of August 31, 2006, the deferred tax asset before valuation allowances is approximately $5,058, for federal purposes.

Income tax provision amounted to $0 for the years ended August 31, 2006 and 2005 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2006	2005
Computed tax benefit at federal statutory rate of 34%	$(1,739)	$(1,479)
Permanent differences	804	891
Change in valuation allowance	935	588
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets
Current:
Allowance for doubtful accounts and returns	$96
Inventory reserve	30
UNICAP	6
Amortization	1,088
Bonus accrual	63
Accrued vacation	98
Sales Return and Allowance	41
USF and FET Recoverable	(1,776)
Stock grant	104
Total current	(250)
Long term:
Depreciation	(58)
Net operating loss carryforwards	5,366
Total long-term	5,308
Net deferred assets before valuation allowance	5,058
Valuation allowance	(5,058)
Net deferred tax assets	$-

At August 31, 2006, the Company has available unused net operating loss carryforwards of approximately $15,783 for federal purposes that may be applied against future taxable income and that, if unused, begin to expire in 2022. During the year ended August 31, 2006, the valuation allowance increased $935.

13.  Stock Options:

As of August 31, 2006, the Company has not established a stockholder approved employee stock option plan or directors stock option plan; therefore all the options granted are non-qualified in nature. The exercise price for these options, based on management's assessment, is equal to the fair market value of the Company's common stock at the date of grant. Options expire no later than ten years from the grant date and generally are 25% vested upon grant, and an additional 25% annually until 100% vested at the end of the third year. During the fiscal year ended August 31, 2006, the Company cancelled 200,000 options ranging in price from $0.57 through $0.75. The Company cancelled 95,000 options ranging in price from $0.42 through $4.00 for the fiscal year ended August 31, 2005.

	Options	Weighted Average exercise price
Options outstanding at August 31, 2004	1,140,000	0.74
Options granted	-	-
Options canceled	(95,000)	0.54
Options exercised	-	-
Options outstanding at August 31, 2005	1,045,000	0.76
Options granted	-	-
Options canceled	(200,000)	0.73
Options exercised	-	-
Options outstanding at August 31, 2006	845,000	0.77

Summarized information about stock options outstanding at August 31, 2006 is as follows:

				Exercisable
Exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life
$ 0.58	50,000	7.34	$0.58	37,500	7.34
0.75	220,000	2.49	0.75	206,250	2.37
0.79	570,000	1.00	0.79	570,000	1.00
1.50	5,000	1.08	1.50	5,000	1.08
	845,000			818,750

For the years ended August 31, 2006 and 2005, options to purchase 818,750 and 829,000 shares of common stock, at weighted average exercise prices of $0.77 and $0.76, respectively, were exercisable with the remaining options becoming exercisable at various dates through May 3, 2007 and having expiration dates through May 3, 2014.

14.  Warrants and Common Stock Grant:

On February 17, 2006, the Company issued its Chief Executive Officer warrants to purchase 100,000 shares of common stock. One half of the warrants were immediately vested with the remaining warrants vesting one year from the award date. The exercise price of the warrants equals the market value of the Company’s common stock on the award date.

In accordance with the employment agreement for the Company’s Chief Executive Officer entered into on August 18, 2006, the Company recorded compensation expense and an associated liability for $305 for 500,000 shares of the Company’s common stock to be issued in fiscal 2007.

15.  Retirement Plan:

The Company has established a 401(k) plan for the benefit of employees effective September 1, 2003 and has made no contributions for the years ended August 31, 2006 and 2005. This plan allows for the employee to contribute up to 75% of their pay to the IRS maximum allowable contribution per year. The Company at the present time has a discretionary match which is to be determined based on the Company’s profitability.

16.  Commitments and Contingencies:

OPERATING LEASES

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under real estate operating leases that have noncancellable or original lease terms in excess of one year as of August 31, 2006:

Year Ending August 31,
2007	$995
2008	846
2009	399

$2,240

The Company does not have any lease obligations that extend beyond three years. The Company’s facility leases for Titan PCB East and West contain escalation provisions. The Company records rent expense on these leases on a straight line basis. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. Rent expense totaled $718 and $708 for the years ended August 31, 2006 and 2005.

CONTINGENCIES

The Company through its subsidiary Oblio has a $750 letter of credit for the benefit of Sprint. This letter of credit currently is covered by a 100% cash deposit in Amegy Bank which occurred in September 2005.

The Company through its subsidiary Oblio is a party to a contract with Sprint Spectrum L.P. ("Sprint") dealing with its wireless program. The Company purchases its wireless air time through Sprint with the contract covering an initial five year period. The contract stipulates that Oblio must have a specified number of minimum end users at the end of varying intervals for the first two years of the contract period. If Oblio fails to achieve these levels or breaches the contract in any other specified way Oblio could owe liquidating damages up to a maximum of $1,250 to Sprint based on a sliding scale for the first two years of the contract. The Company did not achieve the minimum end users or minute usage for the year ended August 31, 2006. The contract was amended without assessing damages and the minimum usage levels were reset for fiscal year 2007.

We have adopted the provisions of SFAS 143 to record the estimated asset retirement obligation (“ARO”) that could be incurred upon the future closure of facilities. Accretion of the ARO on properties from which production has commenced has been calculated using the estimated life of the facility. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. An estimate for asset retirement obligation has been accrued in the amount of $107 at August 31, 2006.

17.  Capital Stock:

Transactions in the Company’s common stock during the years ended August 31, 2006 and 2005 are summarized below:

	No. of Shares	Total equity amount

Issuance of stock for converted interest expense (1)	50,000	$20
Issuance of stock for debt conversion - related parties (2)	5,833,333	700
Issuance of stock exchanged for cancellation of warrants (3)	2,500,000	1,275
Issuance of stock for acquisition (4)	1,000,000	224
Issuance of stock for debt acquisition costs (5)	1,250,000	281
Total Transactions, fiscal year 2005	10,633,333	$2,500

Issuance of stock for debt conversion - related parties (6)	9,253,414	$1,287
Issuance of stock for debt conversion - related parties (7)	4,500,000	30
Issuance of stock to settle liability (8)	28,000	18
Total Transactions, fiscal year 2006	13,781,414	$1,335

1.	Laurus elected to convert $20 of interest into 50,000 shares of common stock.
2.	Farwell converted $700 of debt owed to it into 5,833,333 shares of the Company's common stock.
3.	The Company granted to Laurus 2,500,000 shares of its common stock in exchange for cancellation of 3,500,000 Laurus warrants and changing the conversion price from $0.40 to $1.50 per share.
4.	The Company issued 1,000,000 shares of its common stock in connection with the acquisition of Oblio Telecom, Inc.
5.	The Company issued 1,250,000,shares of its common stock for to CS Equity, LLC in connection with the financing of the acquisition of Oblio Texas.
6.	The Company issued 9,253,414 shares of its common stock in connection with the conversion of the Farwell note for $592.
7.	The Company issued 4,500,000 shares of its common stock to the pension plan of Frank Crivello to settle $450 note payable.
8.	The Company issued 28,000 shares of its common stock to West Fund in order to settle a liability on previously completed financing.

18. Related Parties:

On July 28, 2005, under the terms of a convertible note issued in November, 2004, the Company issued 5,833,333 shares of its common stock to Farwell Equity Partners, LLC (“Farwell”) upon conversion of $700 of debt at $0.12 per share. The stock conversion followed the assignment of the 2004 convertible note from Frank Crivello to Farwell. Mr. Crivello is the majority owner of Farwell and Mr. Marks, the Company’s Chairman, is the managing member of Farwell. Farwell is part of an affiliated group that constitutes the beneficial majority ownership of Titan. Subsequent to the conversion, additional amounts were advanced to the Company from Farwell under the note, and on December 30, 2005, when the note balance was $592, the Company and Farwell entered into an agreement to issue shares of Common Stock in cancellation of the note. Pursuant to the agreement, the Company issued to Farwell 9,253,414 shares of Common Stock at a conversion price of $0.0639 per share.

In the year ended August 31, 2005, the Company forgave a $25 note receivable from Curtis Okumura, the CEO, president and director of the Company.

The Company indemnified Farwell against any costs associated with Farwell’s pledge to Laurus of certain marketable securities owned by Farwell in an unrelated entity. The pledge was related to a $1.0 million loan from Laurus to the Company in April 2005 as an over-advance on a revolving note. (See Note 9. “Debt and Derivative Liabilities.”)

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

On March 24, 2006, the Company entered into a 10% convertible note agreement for $450 with Farwell with a maturity date of December 31, 2006. The note is convertible into shares of Common Stock at $0.10 per share. In connection with the loan, the Company also issued a warrant to Farwell for the purchase of up to 6,750,000 shares of Common Stock at a conversion price of $0.10 per share, for which the Company recorded a charge of $936 in the quarter ended May 31, 2006 for the fair value of the warrants. On May 30, 2006, the note was converted into 4,500,000 shares of Common Stock and the note was cancelled, and the Company recorded an increase in equity for the fair value of the note on the conversion date of $30.

19.  Segment Information:

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

	2006			2005
	PCB	Oblio	Total	PCB	Oblio	Total
Sales:	$20,505	$89,297	$109,802	$16,939	$5,840	$22,779
Interest expense:	1,787	2,952	4,739	741	591	1,332
Net Income (Loss):	(5,420)	306	(5,114)	(4,473)	122	(4,351)
Assets:	6,504	45,500	52,004	7,779	40,704	48,483
Equipment and improvements (Gross):	4,481	343	4,824	4,232	-	4,232
Additions:	341	343	684	107	-	107
Depreciation expense:	689	10	699	620	-	620
Goodwill and intangible assets (Gross):	-	31,207	31,207	65	30,898	30,963
Amortization expense:	522	5,191	5,713	24	72	96

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States, an immaterial amount is made to foreign operations; therefore, no geographic data needs to be shown.

20. Revenue Concentration

The Company’s communications division sells its products through a network of wholesale distributors. For the twelve months ended August 31, 2006, revenue from 2 of our distributors each accounted for greater than 10% of our total revenues. There were no single customers that accounted for greater than 10% of our total revenues for the twelve months ended August 31, 2005.

21.	Restated Quarterly Information

As a result of the Company’s review of its accounting treatment for its convertible debt and preferred stock financings, the Company has modified its accounting and disclosures for its debt and derivative liabilities and has reflected the changes in its financial statements and disclosures included herein. In addition, the Company has restated its financial statements as of and for the year ended August 31, 2005 and for each of the three quarters ended May 31, 2006 to reflect adjustments arising from the change in accounting for derivative debt instruments. The adjustments for these periods were made to reflect the accounting for convertible debt and preferred stock financings, and the related embedded and freestanding derivatives, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) and Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, (“ETIF 00-19”). These restatements are as follows for the first three fiscal quarters of 2006.

	Quarter Ended
	November 30, 2005	February 28, 2006	May 31, 2006
	(dollars in thousands)
Net loss applicable to common shareholders as previously reported	$(2,076)	$(2,597)	$(4,204)

Adjustments for derivatives liabilities	(4,260)	(378)	(345)

Restated net loss applicable to common shareholders	$(6,336)	$(2,975)	$(4,549)

	Quarter Ended
	November 30, 2005	February 28, 2006	May 31, 2006
	(in thousands)
Income (expense) amounts:
Interest expense	$(4,465)	$(659)	$(1,924)
Gain on fair value of derivative liabilities	205	976	1,579
Loss on extinguishment of debt	-	(695)	-
Provision for income taxes	-	-	-
Net increase in reported net loss and net loss available to common shareholders	$(4,260)	$(378)	$(345)

Per share amounts:
Basic and diluted, as previously reported	$(0.06)	$(0.06)	$(0.09)
Adjustment	(0.12)	(0.01)	(0.01)
Basic and diluted, as restated	$(0.18)	$(0.07)	$(0.10)

22. Subsequent Events

Cornell Capital Partners

On October 10, 2006, Titan Global Holdings, Inc. (the "Company") consummated a Securities Purchase Agreement (the "Purchase Agreement") dated October 10, 2006 with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 8% secured convertible debentures in the aggregate principal amount of $1,200 (the "Debentures") of which $850 was advanced immediately. The second installment of $150 will be advanced two business days prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement (as defined below). The last installment of $200 will be advanced two business days prior to the date the Registration Statement is declared effective by the Commission.

The Debentures mature on the second anniversary of the date of issuance (the "Maturity Date") and the Company is not required to make any payments until the Maturity Date.  Holder (the "Holder") of the Debentures may convert at any time amounts outstanding under the Debentures into shares of Common Stock of the Company (the "Common Stock") at a conversion price per share equal to $1.00. The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 10% redemption premium provided that (i) the VWAP of the Company’s Common Stock is less than the conversion price of $1.00; (ii) no event of default has occurred and (iii) the Registration Statement is effective.

Beginning on February 6, 2007 and continuing on the first trading day of each calendar month for the twelve months thereafter, the Company shall make mandatory redemptions consisting of outstanding principal divided by twelve, accrued and unpaid interest and a redemption premium of 10% per month, until the Debentures are paid in full. The Company shall have the option to make the mandatory redemption payments in cash or by issuing to the Holder such number of shares of its common stock which shall be equal to the mandatory redemption amount divided by 90% of the lowest VWAP during the 15 trading days prior to the date of the redemption payment. The Company will be permitted to pay the mandatory redemption by issuing shares of its common stock provided (i) the closing bid price of the Company’s Common Stock is greater than the redemption conversion price as of the trading day immediately prior to the date the redemption payment is due; (ii) no event of default shall have occurred and (iii) the Registration Statement is effective.

Under the Purchase Agreement, the Company also issued to Cornell (A) five-year warrants to purchase 250,000 and 250,000 shares of Common Stock at $1.00 and $1.10, respectively (collectively, the "Warrants"); and (B) 15,000 shares of its common stock (the “Shares”)

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants and the 15,000 Shares. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than February 8, 2006 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than December 11, 2006, or if the Registration Statement is not declared effective by February 8, 2007, it is required to pay to Cornell, as liquidated damages, for each thirty day period that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures

AT&T Arbitration

On December 5, 2006, Oblio Telecom, Inc. (“Oblio”), a wholly owned subsidiary of Titan Global Holdings, Inc., filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). Oblio is seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for Universal Service Fund (“USF”) charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. Oblio estimates that it and its predecessor have paid AT&T at least $61,913 in USF charges from 2001 to October 2006, but hasn’t determined the USF charges it paid in 1999 and 2000. The fees paid to AT&T by Oblio for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other FCC charges, AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s belief its Prepaid Card Service was exempt under the law.

In February 2005, the FCC adopted an order which made it clear that AT&T is required to pay USF charges on its Prepaid Card Service, a large percentage of which was resold to the public through Oblio. The order required AT&T and all companies providing calling card services similar to those described in the order to file new or revised Form 499s to properly report revenues consistent with the Order’s findings. The FCC’s order effectively made Oblio a direct USF contributor for all periods prior to March 16, 2005.

In compliance with the FCC order, Oblio registered with the FCC as an Interstate Telecommunications Service Provider. Oblio is now considered to be a direct contributor to the USF and therefore is not obligated to pay USF charges to AT&T. As a direct contributor, over 98% of Oblio’s revenue is exempt from USF contributions due to a specific FCC rule exemption applicable to international services. AT&T maintains that Oblio is not owed any refund of USF payments made by Oblio to AT&T from 1999 to October 2006.

Recently, Oblio and AT&T have had communications surrounding settlement of these matters. Oblio has sought payment of the USF charges it and its predecessor paid to AT&T. While AT&T made a settlement proposal to Oblio, Titan’s Board of Directors concluded in the reasonable exercise of its business judgment that AT&T’s settlement proposal was inadequate. As of today, the negotiations are at an impasse. Oblio remains hopeful this matter can be amicably resolved and Oblio can continue its business relationship with AT&T.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURES.

On February 10, 2006, the Company dismissed Wolf and Company (“Wolf”) as its independent auditors and engaged KBA Group LLP (“KBA”) as its independent auditors to audit its financial statements for its year ending August 31, 2006. This decision was approved by the Board of Directors of the Company. Prior to such engagement, the Company did not consult with KBA regarding the application of accounting principles to a specific, completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements.

During the fiscal years ended August 31, 2005 and 2004, and the subsequent interim period through the date of Wolf’s dismissal, February 10, 2006, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wolf, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the fiscal years ended August 31, 2005 and 2004.

Wolf audited the Company’s financial statements for the years ended August 31, 2005 and 2004. Wolf’s report for these periods did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, except that the reports indicated that the Company’s losses from operations raised substantial doubt about its ability to operate as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: During 2006 the Company implemented certain measures to strengthen its control environment. In the second quarter of 2006 the Company’s Chairman completed a national search and hired a Chief Financial Officer with the skills necessary to enhance internal controls, systems and management. An initial assessment of the control environment was completed and the Company consolidated the accounting operations and information systems of its Electronics and Homeland Security Division during the fourth quarter of 2006. However, management has concluded that, as of the end of the period covered by this Annual Report, our Disclosure Controls are still not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

Our independent registered public accounting firm reported to our Board of Directors certain conditions involving internal controls which they believe represent material weaknesses in our internal control environment. These matters are with regard to insufficient personnel resources within the accounting function, based on the size and complexity of the organization, to affect timely financial close process and to effectively evaluate and resolve certain routine and non-routine and/or complex accounting transactions. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Our management and the Board of Directors agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the material weakness.

To remediate this internal control weakness, management has commenced implementation of the following measures: The Company will continue to add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements. The Company plans to have this implemented during the second quarter of 2007.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors, executive officers of the Company and their ages as of August 31, 2006 and positions held with the Company, as follows

Name	Age	Position
David M. Marks	39	Chairman of the Board
Bryan Chance	36	President, Chief Executive Officer and Chief Financial Officer
Kurt Jensen	42	President and Chief Executive Officer of Oblio Telecom, Inc.
Curtis Okumura	43	President and Chief Executive Officer of Titan PCB division and Director
Stephen Saul Kennedy	39	Vice President Sales of PCB division and Director

DAVID M. MARKS. Mr. Marks was the Company's Chairman of the Board of Directors from September 15, 2002 to May 13, 2003 and was reappointed Chairman in May 2005. From May 2003 until May 2005, Mr. Marks remained as one of its Directors. Mr. Marks has served as Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 since 1994. Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has the responsibility in overseeing all investments by Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 with responsibilities beginning at acquisition and continuing through ownership. Mr. Marks generally acts in the capacity of officer or director for all of the operating companies that are vehicles for investments by the Trusts and is involved in strategic planning, and major decision-making. Mr. Marks is also a managing member of Farwell Equity Partners. Mr. Marks holds a BS in Economics from the University of Wisconsin.

BRYAN CHANCE. On January 24, 2006, Mr. Chance was appointed to serve as Chief Financial Officer of Titan Global Holdings, Inc. On August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of the Company and on November 1, 2006 was appointed as a Director. Mr. Chance replaces Curtis Okumura, who will remain as President and Chief Executive Officer of the Company’s subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc., and a member of the Company’s Board of Directors. Prior to joining the Company, Mr. Chance was the Chairman and Chief Executive Officer of Sigma Global Corporation and its predecessor company Sigma RX since its inception in 2002. Prior to founding Sigma RX, Mr. Chance served from 2000 to 2002 as Chief Financial Officer for Aslung Pharmaceutical, a privately held generic pharmaceutical manufacturing company specializing in inhalation medications for the respiratory marketplace. Mr. Chance has also held financial and mergers and acquisition leadership positions in companies such as Caresouth, Nursefinders, Home Health Corporation of America, the Baylor Healthcare System, Columbia/HCA and Price Waterhouse, LLP. Mr. Chance received his Bachelor’s degree from the University of Tennessee in 1992. Mr. Chance is a Certified Public Accountant licensed to practice in the state of Tennessee.

KURT JENSEN. On April 10, 2006, Mr. Jensen was appointed to serve as Chief Executive Officer of Oblio Telecom, Inc. As an early entrepreneur of the Internet boom, Mr. Jensen started and operated an Internet Service Provider, selling to and growing the successor through organic and acquisition into the second largest ISP in the upper Midwest. Prior to joining Oblio Telecom Mr. Jensen acted as an independent consultant to Crivello Group, LLC and played a critical role in the acquisition of Oblio Telecom by Titan Global Holdings. Mr. Jensen holds a Bachelor of Arts degree from the University of Northern Iowa.

CURTIS OKUMURA. Mr. Okumura was appointed Director in May 2005. Mr. Okumura was elected to serve as the Company's President, effective December 16, 2004 until August 18, 2006. Mr. Okumura will remain as President and Chief Executive Officer of the Company’s subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc., and a member of the Company’s Board of Directors. Mr. Okumura has served as General Manager of the Company's subsidiary, Titan PCB West, Inc. since August 2001. From 2000 to 2001, Mr. Okumura served as the General Manager of Circuit Link, Inc., a circuit board manufacturer. From 1985 to 2000, Mr. Okumura served in various capacities, including as engineering manager for Data Circuit Systems, Inc. Mr. Okumura has a degree in Business Administration from San Jose University and Ohlone College. Mr. Okumura will be paid an annual salary of $150,000, subject to review by the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the Company’s Chief Executive Officer and each of the other four highest paid executive officers during the years ended August 31, 2004, 2005 and 2006.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Annual Salary ($)	Annual Bonus ($)	Other Annual Compen- sation ($)	Restricted stock awards ($)	Securities Underlying Options / SARS (#)	LTIP payouts ($)	All Other Compen-sation ($) (1)

Bryan Chance - President & CEO,	2006	$118,542	$ -	$ -	$ -	100,000	$ -	$ -
Titan Global Holdings, Inc. (2)	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Curtis Okumura - President &	2006	158,000	-	-	-	-	-	-
CEO, Titan PCB East, Inc. and	2005	150,168	-	-	-	-	-	-
Titan PCB West, Inc. (3)	2004	-	-	-	-	-	-	-

Kurt Jensen - President & CEO,	2006	146,046	50,000	-	-	-	-	-
Oblio Telecom, Inc. (4)	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Stephen S. Kennedy - VP Sales,	2006	173,000	4,000	-	-	-	-	-
Titan PCB East, Inc. and Titan	2005	172,996	-	-	-	-	-	-
PCB West, Inc. (5)	2004	152,939	-	-	-	-	-	-

Sammy Jibrin - Vice President,	2006	182,292	-	-	-	-	-	-
Oblio Telecom, Inc. (6)	2005	8,750	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

(1)    In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the executive officer during the years reported.

(2) Mr. Chance was appointed to serve as Chief Financial Officer of Titan Global Holdings, Inc. effective January 24, 2006. Mr. Chance had an annual salary of $192,000. On August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of the Company at an annual salary of $205,000.

(3)    Mr. Okumura was appointed Chief Executive Officer effective December 16, 2004. Mr. Okumura has an annual salary of $150,000 and remained in that capacity until August 18, 2006, when Mr. Chance was appointed to serve as President and Chief Executive Officer. Mr. Okumura will remain as President and Chief Executive Officer of the Company’s subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc., and a member of the Company’s Board of Directors. Although Mr. Okumura was not an executive until December 16, 2004, this amount represents the total earned during the entire fiscal year 2005.

(4) Mr. Jensen was appointed Chief Executive Officer of Oblio Telecom, Inc on April 10, 2006. Mr. Jensen has an annual salary of $175,000. The amount presented in the table above represents Mr. Jensen’s entire compensation for fiscal year 2006, including periods prior to his appointment as an officer of Oblio.

(5)    Mr. Kennedy was appointed Vice-President-Sales effective August 30, 2002. Mr. Kennedy initially had an annual salary of $140,000 which was adjusted to $125,000 per annum during the period March 1, 2003 until December 1, 2003 at which time it was increased back to $140,000. Effective August 1, 2004, Mr. Kennedy's salary was adjusted to $165,000 per annum.

(6)  Mr. Jibrin was appointed Chief Executive Officer, Oblio Telecom, Inc. effective August 12, 2005 upon the acquisiton of Oblio Telecom, LLP of which Mr. Jibrin was a partner. This amount represents 13 days pay computed based on a 52-week year and a 5-day work week. The Company has a three employment agreement with Mr. Jibrin which provides for a base salary of $175,000 per annum with bonuses based on Oblio's targeted EBITDAs. Mr. Jibrin resigned effective December 1, 2006.

Option/SAR Grant Table

Name	Number of Securities Underlying Options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise of base price ($/Sh)	Expiration date

Bryan Chance	100,000	100%	$0.33	February 17, 2009

Employment Agreements

Bryan Chance. Pursuant to the terms of an Agreement dated as of February 17, 2006 between Mr. Chance and Titan Global Holdings, Mr. Chance will serve as Chief Financial Officer of Titan for an initial term of two years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for an annual compensation of $192,000. On August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of the Company. The Company and Mr. Chance entered into a new agreement at this time that included an annual salary of $205,000.

Kurt Jensen. Pursuant to the terms of an Agreement dated as of April 10, 2006 between Mr. Jensen and Oblio, Mr. Jensen will serve as Chief Executive Officer of Oblio for an initial term of two years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for an annual compensation of $175,000.

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

Director Compensation

Directors received a stipend of $1,000 per month as compensation beginning in May 2006. During the years ended August 31, 2005 and August 31, 2004, respectively, directors received no compensation for their services, except as follows:

(i) On January 2, 2004, the Company granted two options, each to purchase 50,000 shares (an aggregate of 100,000 shares) of common stock having an exercise price of $0.58 per share and an expiration date of January 2, 2009, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, to Messrs. David Marks and Kenneth Shirley;

(ii) On February 9, 2004, the Company granted an option to purchase 50,000 shares of common stock having an exercise price of $0.57 per share and an expiration date of February 9, 2009, 50% vested on the first anniversary and 50% vested on the second anniversary of the date of grant, to Messr. J. Frank Martin upon his election to the Board.

Effective May 3, 2004, the Board cancelled all options that were granted to the prior board members due to the Directors Stock Option requiring services for at least a one-year period of time and also repriced the options granted on December 18, 2002 to David Marks to $0.79 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of August 31, 2006 with respect to the beneficial ownership of the outstanding shares of the Company's common stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.

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

Name and Address of Beneficial Owner	Title of Class	No. of Shares Beneficially Owned (1)		Percentage of Class Beneficially Owned

David M. Marks	Common	27,997,349	(2)	56.19%
1818 North Farwell Ave.
Milwaukee, WI 53202

Curtis Okumura	Common	255,000	(3)	*
c/o Titan PCB West, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Kurt Jensen	Common	500,000	(4)	*
c/o Titan Global Holdings, Inc.
407 International Parkway, Suite #403
Richardson, Texas 75081

Stephen S. Kennedy	Common	410,000	(5)	*
c/o Titan PCB West, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Bryan Chance	Common	-
c/o Titan Global Holdings, Inc.
407 International Parkway, Suite #403
Richardson, Texas 75081

All Officers and Directors as a Group (5 persons)	Common	29,162,349	(6)	58.52%

Irrevocable Children's Trust	Common	10,969,522	(2)	22.01%
1818 North Farwell Avenue
Milwaukee, WI 53202

Farwell Equity Partners, LLP	Common	15,086,747	(2)	30.28%
1818 North Farwell Avenue
Milwaukee, WI 53202

Frank Crivello	Common	5,750,000	(7)	11.54%
c/o Farwell Equity Partners, LLP
1818 North Farwell Avenue
Milwaukee, WI 53202

* Less than 1%

1.
Applicable percentage of ownership is based on 49,114,052 shares of common stock outstanding as of August 31, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of August 31, 2006 for each stockholder, as applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

2.
Includes (i) 15,086,747 shares registered in the name of Farwell Equity Partners, LLC, of which Mr. Marks is the managing member (ii) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (iii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iv) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (v) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (vi) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vii) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (viii) 100,000 shares held by Mr. Marks; and (ix) 100,000 shares of common stock issuable to Mr. Marks upon exercise of currently exercisable options. Mr. Marks is a trustee with sole dispositive power over the shares of Common Stock held by ICT, ICT2 and Ohio Investors. ICT became the direct holder of 2,321,296 shares and 668,000 shares upon the distribution on April 13, 2003 of the holdings of Ohio Investors and SVPC Partners, LLC, respectively, each of which entities was formerly controlled by ICT. ICT2 received its shares upon distributions by the same entities in which it held an interest. These distributions did not impact the net beneficial ownership of Mr. Marks. Each of Phoenix Trust, Phoenix Investors and Forest Home is controlled by ICT.

3.	Consists of 255,000 shares issuable upon the exercise of currently exercisable options.
4.	Includes 500,000 shares held by Mr. Jensen.
5.	Includes 360,000 shares issuable upon the exercise of currently exercisable options.
6.
Includes (i) 15,086,747 shares registered in the name of Farwell Equity Partners, LLC, of which Mr. Marks is the managing member (ii) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (iii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iv) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (v) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (vi) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vii) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (viii) 100,000 shares held by Mr. Marks; (ix) 715,000 shares issuable upon the exercise of currently exercisable options by various directors and officers, including 100,000 exerciseable shares to Mr. Marks; 360,000 exercisable shares to Mr. Kennedy; and 255,000 exercisable shares to Mr. Okumura (x) 500,000 shares of common stock owned by Mr. Jensen; and (xi) 50,000 shares of common stock owned by Mr. Kennedy.

7.	Includes 1,250,000 shares held by Mr. Crivello; and 4,500,000 shares issued to Mr. Crivello’s pension plan in connection with the $591,663 Farwell note that was converted on 12/30/2005.

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

On July 28, 2005, under the terms of the 2004 Convertible Note, the Company issued 5,833,333 shares of its common stock to Farwell Equity Partners, LLC (“Farwell”) upon conversion of $700,000 of debt at $0.12 per share. The stock conversion followed the assignment of the 2004 Convertible Note from Mr. Crivello to Farwell. Mr. Crivello is a majority owner of Farwell and Mr. Marks, the Company’s Chairman, is the managing member of Farwell. Subsequent to the conversion, additional amounts were advanced to the Company from Farwell under the note, and on December 30, 2005, when the note balance was $592, the Company and Farwell entered into an agreement to issue shares of Common Stock in cancellation of the note. Pursuant to the agreement, the Company issued to Farwell 9,253,414 shares of Common Stock at a conversion price of $0.0639 per share.

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

During the year ended August 31, 2006, the Company entered into a 10% convertible note agreement for $450 with Farwell with a maturity date of December 31, 2006. The note is convertible into shares of Common Stock at $0.10 per share. In connection with the loan, the Company also issued a warrant to Farwell for the purchase of up to 6,750,000 shares of Common Stock at a conversion price of $0.10 per share, for which the Company recorded a charge of $936 in the quarter ended May 31, 2006 for the fair value of the warrants. On May 30, 2006, the note was converted into 4,500,000 shares of Common Stock and the note was cancelled, and the Company recorded an increase in equity for the carrying amount of the note.

ITEM 13. EXHIBITS

Copies of all exhibits to this Form 10-KSB (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to Bryan Chance, Chief Executive Officer, Titan Global Holdings, Inc., 407 International Parkway, Suite #403, Richardson, Texas 75081.

Exhibit Number	Description
3.10	Certificate of Incorporation of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (1)
3.20	By-Laws of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (1)
3.30	Articles of Amendment to Articles of Incorporation, dated as November 4, 2005. (15)
4.20	Certificate of Designation for the Series A Cumulative Convertible Preferred Stock of Oblio Telecom, Inc. defining the rights of the holders of the Preferred Stock of Oblio Telecom, Inc. (2)
10.1	2002 Stock Option Plan. (3)
10.2	2002 Stock Option Plan for Non-Employee Directors, as amended. (3)
10.3	Lease dated 6th of August 2002 by and between SVPC Partners, LLC and Titan PCB West, Inc. (4)
10.4	Secured Party's Bill of Sale dated February 27, 2003. (5)
10.5	Stock Purchase Agreement, dated as of March 5, 2003, among Howard Doane, Titan PCB East, Inc. and Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated) (4)
10.6	Acknowledgment of Assignment dated March 5, 2003 among the Registrant, Titan PCB East, Inc. and Coesen Inc. (4)
10.7	Stockholders Agreement dated March 5, 2003 among Coesen Inc., Howard Doane, Joseph Thoman and Alfred Covino. (4)
10.8	Sublease dated July 26, 2002 among Tyco Printed Circuit Group LP, Titan PCB West, Inc. and SVPC Partners, LLC and Phoenix Business Trust. (6)
10.9	Convertible Term Note dated November 20, 2003 issued to Laurus Master Fund Master Fund, Ltd. (7)
10.10	Common Stock Purchase Warrant of Titan Global Holdings, Inc. dated November 20, 2003 issued to Laurus Master Fund, Ltd. (7)
10.11	Registration Rights Agreement dated November 20, 2003 by and between Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)
10.12	Securities Purchase Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)

10.13	Security Letter Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund. (7)
10.14	Subsidiary Security Agreement dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West, Inc. (7)
10.15	Subsidiary Guaranty dated November 20, 2003 by and among Laurus Master Fund, Ltd., Titan PCB East, Inc. and Titan PCB West, Inc. (7)
10.16	Stock Pledge Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund Ltd. (7)
10.17	Registration Rights Agreement dated November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)
10.18	Common Stock Purchase Warrant dated November 20, 2003 issued by Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)
10.19	Secured Convertible Minimum Borrowing Note dated November 20, 2003 issued by Ventures-National Incorporated to Laurus Master Fund, Ltd. (7)
10.20	Secured Revolving Note dated November 20, 2003 issued by Ventures-National Incorporated in favor of Laurus Master Fund, Ltd. (7)
10.21	Security Agreement dated as of November 20, 2003 by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (7)
10.22	Amendment No. 1 to Convertible Term Note of Ventures-National Incorporated dba Titan General Holdings, Inc., dated January 8, 2004, between us and Laurus Master Fund, Ltd. (8)
10.23	Waiver letter, dated January 8, 2004, from Laurus Master Fund, Ltd. to us. (8)
10.24	Amendment No. 1 to Robert Ciri Separation Agreement (9)
10.25	Amendment No. 1 to Andrew Glashow Separation Agreement (9)
10.26	Form of 10% Convertible Notes, issued during quarter ended May 31, 2004 (9)
10.27	Lease between HD Realty Trust and Titan PCB East, Inc. dated March 1, 2004 (9)
10.28	Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated March 30, 2004 (9)
10.29	Convertible Note with Laurus Master Fund, dated March 30, 2004 (9)
10.30	Securities Purchase Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)
10.31	Parent Security Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)
10.32	Subsidiary Security Agreement, dated as of March 30,2 2004, by and between Titan PCB East, Inc., Titan PCB West, Inc., and Laurus Master Fund, Ltd. (9)
10.33	Registration Rights Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)
10.34	Subsidiary Guaranty Agreement, dated as of March 30, 2004, by and between Titan PCB East, Inc., Titan PCB West, Inc. and Laurus Master Fund, Ltd (9)
10.35	Escrow Agreement, dated as of March 30, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. And Dechert LLP (9)
10.36	Common Stock Purchase Warrant with Laurus Master Fund, Ltd., dated June 29, 2004 (9)
10.37	Amended and Restated Convertible Note with Laurus Master Fund, dated June 29, 2004 (9)
10.38	Amendment No. 1 to Registration Rights Agreement, dated as of June 29, 2004, by and between Ventures-National Incorporated and Laurus Master Fund, Ltd. (9)
10.39	Escrow Agreement, dated as of June 29, 2004, by and between Ventures-National Incorporated, Laurus Master Fund, Ltd., and Loeb & Loeb (9)
10.4	Secured Party's Bill of Sale dated February 27, 2003. (5)
10.40	Asset Purchase Agreement dated July 28, 2005 among Farwell Equity Partners, LLC, Oblio Telecom, Inc., Sammy Jibrin and Radu Achiriloaie (10)
10.41	Stock Purchase Agreement dated August 12, 2005 between the Company and Farwell Equity Partners, LLC (2)
10.42	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Radu Achiriloaie (2)
10.43	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Sammy Jibrin (2)
10.44	Agreement, dated August 12, 2005, between the Company and Laurus Master Fund, Ltd. (2)
10.45	Credit and Security Agreement dated as of August 12, 2005 between Oblio, Telecom, Inc., Pinless, Inc. and CapitalSource Finance LLC (2)

10.46	Recission of Stock Purchase Agreement between Titan Global Holdings, Inc. and Farwell Equity Partners, LLC (11)
10.47	Loan Conversion Agreement between Titan Global Holdings, Inc. and Farwell Equity Partners, LLC (11)
10.48	Waiver and Amendment No. 1 to Credit and Security Agreement between Oblio Telecom, Inc., Pinless, Inc. and CapitalSource Finance LLC, dated as of December 16, 2005 (12)
10.49	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Oblio Telecom L.L.P. dated as of April 25, 2005 (This exhibit is subject of a request for confidential treatment) (13)
10.50	Waiver and Amendment No. 2 to Credit and Security Agreement between Oblio Telecom, Inc., Pinless, Inc. and CapitalSource Finance LLC (14)
10.51	Amendment No. 1 to Seller Subordination and Intercreditor Agreement by and among CapitalSource, F&L, L.L.P. and Oblio Telecom (14)
10.52	10% Convertible Promissory Note, dated March 24, 2006 between Titan Global Holdings and Farwell Equity Partners, LLC (15)
10.53	Common Stock Purchase Warrant dated as of March 24, 2006 issued to Farwell Equity Partners, LLC (15)
10.54	Waiver and Amendment No. 3 to the Credit and Security Agreement between Oblio Telecom, Inc. and CapitalSource Finance, L.L.C dated as of May 19, 2006 (Filed herewith.)
10.55	Amendment No. 4 to the Credit and Security Agreement between Oblio Telecom, Inc., Pinless, Inc., Farwell Equity Partners, LLC and CapitalSource Finance LLC dated August 7, 2006 (16)
10.56	Option/Purchase Agreement by and between Laurus Master Fund, Ltd and Titan Global Holdings, Inc. dated September 12, 2006 (17)
10.57	Letter Agreement by and between Laurus Master Fund, Ltd and Titan Global Holdings, Inc. dated September 12, 2006 (17)
10.58	Warrants to purchase Common Stock issued to Trilogy Capital Partners, Inc. dated September 20, 2006 (18)
10.59	Letter of engagement between Trilogy Capital Partners, Inc. and Titan Global Holdings, Inc. dated September 20, 2006 (18)
10.60	Warrant to purchase common stock at $1.00 to Cornell Capital Partners, LP dated October 10, 2006 (19)
10.61	Warrant to purchase common stock at $1.10 to Cornell Capital Partners, LP dated October 10, 2006 (19)
10.62	Securities Purchase Agreement dated October 10, 2006 between Titan Global Holdings, Inc. and Cornell Capital Partners, LP (19)
10.63	Form of Convertible Debenture between Titan Global Holdings, Inc. and Cornell Capital Partners, LP (19)
10.64	Investor Registration Rights Agreement dated October 10, 2006 between Titan Global Holdings, Inc. and Cornell Capital Partners, LP (19)
10.65	Irrevocable Transfer Agent Instructions dated October 10, 2006 from Titan Global Holdings, Inc. to Continental Stock Transfer and Trust Co. (19)
10.66	Amendment No. 5 to the Credit and Security Agreement between Oblio Telecom, Inc., Pinless, Inc., Farwell Equity Partners, LLC and CapitalSource Finance LLC dated November 14, 2006 (20)
10.67	Common stock purchase warrant issued to Bryan M. Chance, dated as of February 17, 2006 (Filed herewith)
10.68	Employment Agreement dated August 18, 2006, between Oblio Telecom, Inc. and Bryan Chance (Filed herewith)
16.1	Letter from former independent auditors, Wolf and Company, dated February 15, 2006 (21)
21.1	Subsidiaries of the Company (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (filed herewith).

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

(6) Previously filed and incorporated herein by reference to the SB-2 registration statement effective April 10, 2003. (Filing number: 000-32847)

(7) Previously filed and incorporated herein by reference to the Company's 10-KSB Annual Report filed December 10, 2003 (FIR No. 000-32547)

(8) Previously filed and incorporated herein by reference to the Company's SB-2/A filed February 11, 2004 (Filing number: 333-112362)

(9) Previously filed and incorporated herein by reference to the Company's 10-QSB Quarterly Report filed July 7, 20043 (FIR No. 000-32847)

(10) Previously filed and incorporated herein by reference to the Company's current Report on Form 8-K dated July 28, 2005 and filed on August 1, 2005.

(11) Previously filed and incorporated by reference to the Company's current Report on Form 8-K dated December 30, 2005 filed on January 6, 2006.

(12) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 16, 2005 and filed on December 21, 2005

(13) Previously filed and incorporated herein by reference to the Company's Amendment No. 2 to the Annual Report on Form 10-KSB for the year ended August 31, 2005, filed on October 4, 2006

(14) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2006 and filed on March 14, 2006

(15) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 24, 2006 and filed on March 29, 2006

(16) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 7, 2006 and filed on August 11, 2006

(17) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 12, 2006 and filed on September 18, 2006

(18) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 20, 2006 and filed on September 26, 2006

(19) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006

(20) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 14, 2006 and filed on November 20, 2006

(21) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 10, 2006 and filed on February 15, 2006

Management Contracts and Compensatory Plans

Exhibit Number	Description
10.1	2002 Stock Option Plan. (A)

10.2	2002 Stock Option Plan for Non-Employee Directors as amended. (A)

10.42	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Radu Achiriloaie (B)

10.43	Employment Agreement dated August 12, 2005, between Oblio Telecom, Inc. and Sammy Jibrin (B)

10.67	Common stock purchase warrant issued to Bryan M. Chance, dated as of February 17, 2006 (Filed herewith)

10.68	Employment Agreement dated August 18, 2006, between Oblio Telecom, Inc. and Bryan Chance (Filed Herewith)

(A) Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number: 333-102697)

(B) Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated August 12, 2005 filed August 18, 2005 (Filing number 000-32847)

ITEM 14. PRINCIPAL ACCOUNTANT FEEES AND SERVICES

          The following is a summary of the fees billed to us by KBA Group LLP for professional services rendered for the fiscal years ended August 31, 2006 and 2005 and also by Wolf & Company, P.C., the Company's former independent auditors:

	KBA Group LLP		Wolf & Company, P.C
Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit - Fees (1)	$182,900	$-	$27,500	$192,000
Audit-Related Fees (2)	-	-	83,664	-
Tax Fees (3)	-	4,000	-	20,100
All Other Fees (4)	-	-	-	10,300
Total Fees	$182,900	$4,000	$111,164	$222,400

(1)   Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended August 31, 2006 and 2005.

(2)   Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the board of directors and audit committees.

(3)   Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advise and tax planning.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TITAN GLOBAL HOLDINGS, INC. By: /s/ Bryan Chance Bryan Chance Chief Executive Officer and President (Principal Executive Officer)
TITAN GLOBAL HOLDINGS, INC. By: /s/ Scott Hensell Scott Hensell Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bryan Chance Bryan Chance /s/ David Marks David Marks /s/ Curtis Okumura Curtis Okumura /s/ Kurt Jensen Kurt Jensen /s/ Stephen S. Kennedy Stephen S. Kennedy

President, CEO and Director

Chairman of the Board

President & CEO of Titan PCB West, Inc, and Titan PCB East, Inc., and Director

President & CEO of Oblio Telecom, Inc., and Director

Vice President Sales of Titan PCB West, Inc, and Titan PCB East, Inc., and Director

December 14, 2006 December 14, 2006 December 14, 2006 December 14, 2006 December 14, 2006