Form 10QSB
period 2006-11-30
Titan Global Holdings, Inc.
filed 2007-01-17
CIK 770471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

Commission file number 000-32847

TITAN GLOBAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Utah	87-0433444
(State of Incorporation)	(IRS Employer Identification No.)

407 International Parkway Suite #403
Richardson, Texas 75081
(Address of Principal Executive Offices)

(972) 470-9100
(Issuer's Telephone Number)

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

Yes ☐ No ☒

As of January 12, 2007, the Company had 49,114,052 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

TITAN GLOBAL HOLDINGS, INC.

STATEMENT REGARDING THIS REPORT

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition, and business of Titan Global Holdings, Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service, dependence upon key personnel and the like. The Company's most recent filings with the Securities and Exchange Commission, including Form 10-KSB, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

Titan Global Holdings, Inc.

Consolidated Balance Sheet

November 30, 2006

(In thousands, except common and preferred stock share data)

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$625
Restricted short-term investment	750
Accounts receivable, trade (less allowance for doubtful accounts of $315 and allowance for sales returns of $120)	16,683
Universal Service Fund fees recoverable	2,831
Inventory, net	1,939
Prepaid expenses and other current assets	312
Total current assets	23,140
Equipment and improvements, net	2,117
Definite-lived intangible assets, net	20,096
Capitalized loan fees, net	299
Goodwill	4,448
Federal Excise Tax recoverable	3,990
Other assets	165
Total assets	$54,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$19,767
Accrued liabilities	4,753
Short-term debt (net of discount $3,248)	20,365
Derivative liabilities	9,298
Short-term seller-financed debt (net of discount of $75)	4,748
Total current liabilities	58,931
Long-term seller-financed debt	-
Other long-term liabilities	109
Redeemable, convertible preferred stock - 9,000 shares authorized, issued and outstanding (preference in liquidation of $9,352 and net of discount of $479)	8,873
Long-term derivative liabilities	1,531
Total liabilities	69,444
Stockholders' equity:
Common stock-$0.001 par value; 950,000,000 shares authorized; 49,114,052 shares issued and outstanding	49
Additional paid-in capital	18,553
Accumulated deficit	(33,791)
Total stockholders' deficit	(15,189)
Total liabilities and stockholders' deficit	$54,255

The accompanying notes form an integral part of the condensed consolidated financial statements.

Titan Global Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	11/30/2006	11/30/2005
		(As Restated)
Sales - Communications division	$24,574	$23,267
Sales - Electronics and homeland security division	5,412	$4,413
Total Sales	29,986	27,680

Cost of sales - Communications division	21,426	21,447
Cost of sales - Electronics and homeland security division	5,131	4,124
Total Cost of Sales	26,557	25,571

	3,429	2,109

Operating expenses:
Sales and marketing	498	425
General and administrative expenses	1,873	1,024
Amortization of intangibles	1,335	1,174

Loss from operations	(277)	(514)

Other income (expenses):
Interest income	1	-
Interest expense, net	(806)	(1,563)
Loss on value of derivative instruments	(5,757)	(4,260)
Gain (Loss) on extinguishment of debt	-	-
Miscellaneous	-	1

Loss before income taxes	(6,839)	(6,336)
Provision for income taxes	-	-

Net loss	(6,839)	(6,336)
Accrual of preferred stock dividend	(68)	-
Net loss applicable to common shareholders	$(6,907)	$(6,336)

Net loss applicable to common shareholders per share:
Basic and diluted	$(0.14)	$(0.18)

Number of weighted average shares:
Basic and diluted	49,114,052	35,332,638

The accompanying notes form an integral part of the condensed consolidated financial statements.

Titan Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	11/30/2006	11/30/2005
		(As Restated)
Cash flows from operating activities:
Net loss	(6,839)	(6,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of tangible assets	167	158
Bad debt and sales return allowances	33	-
Non-cash compensation	-	-
Non-cash interest expense (income)	(12)	310
Non-cash interest expense related to preferred stock dividend	-	80
Amortization of debt discounts and capitalized loan fees	134	500
Restricted Cash	-	-
Amortization of intangibles	1,335	1,174
Amortization of deferred compensation	-	7
Loss on fair value of derivative liabilities	5,757	4,260
Effective Interest and debt discount from derivative instruments	-	-
(Gain) loss on debt extinguishment	-	-
Changes in operating assets and liabilities:
Accounts receivable	(3,231)	416
Inventory	479	(78)
Prepaid expenses and other current assets	(152)	38
Other assets	-	17
Universal Service Fund fee recoverable	(1,354)	-
Federal Excise Tax recoverable	(243)	-
Accounts payable and accrued liabilities	3,365	(1,357)
Total adjustments	6,153	5,525
Net cash used in operating activities	(561)	(811)

Cash flows from investing activities:
Acquisition of Oblio Telecom, LLP	-	-
Equipment and improvements expenditures	(70)	(76)
Restricted investment to collateralize obligation	-	(750)
Net cash used in investing activities	(70)	(826)

Cash flows from financing activities:
Proceeds from notes payable	850	-
Proceeds from loans payable from related parties	-	372
Proceeds from issuance of long term debt, net of financing cost	-	-
Proceeds from lines of credit, net of repayments	(810)	1,199
Payments on notes and loans payable	-	-
Payments on current portion of long-term debt	(60)	-
Payments on long-term debt	-	(1,050)
Payments on loans from related parties	-	(55)
Non-cash interest expense related to accrued preferred stock dividend	-	-
Capitalized Loan Fees	(125)	-
Net cash (used in) and provided by financing activities	(145)	466

Net decrease in cash	(776)	(1,171)
Cash and cash equivalents at beginning of period	1,401	2,242
Cash and cash equivalents at end of period	625	1,071

Supplemental disclosure of cash flow information:
Interest paid	$703	$1,005
Income tax paid	$-	$-

Non cash activities:
Issuance of common stock to pay accrued interest	$-	$20

The accompanying notes form an integral part of the condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1.  Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Titan Global Holdings, Inc. and its subsidiaries, (“Titan”, “We” or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are included herein. Operating results for the three-month period ended November 30, 2006 are not indicative of the results that may be expected for the fiscal year ending August 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2006 as filed with the Securities and Exchange Commission on December 15, 2006. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. All numbers referenced below are stated in thousands unless otherwise noted.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of equipment and improvements, valuation reserves for accounts receivable, inventory, allocation of purchase price for acquisitions, impairment of intangible assets, valuation of derivatives, deferred tax accounts, fair value of equity instruments issued and sales returns.

Nature of Business

Organization:

Titan Global Holdings, Inc. (“Titan” or the "Company") was formed on March 1, 1985 as a Utah corporation. In August 2002, the Company acquired Titan PCB West, Inc. in a merger transaction with a subsidiary of the Company. Prior to this merger, the Company had no active business operations. On November 4, 2005, the name of the corporation was changed from Ventures-National Incorporated to its present name.

The accompanying consolidated statements of operations include the operating results of the Company's subsidiaries, Titan PCB West, Inc. (“PCB West”), Titan PCB East, Inc. (“PCB East”), Oblio Telecom, Inc. and Titan Wireless Communications, Inc. (“Titan Wireless Communications”). The two subsidiaries of Oblio, Pinless Inc. and StartTalk, Inc. are also included in the accompanying consolidated financial statements.

Nature of Operations:

The Company operates in two market segments - (i) communications and (ii) electronics and homeland security.

Communications Segment

The Company, through its subsidiaries, Oblio Telecom, Titan Wireless Communications, Pinless and StartTalk, which comprises its communications division, provides prepaid international phone cards and prepaid wireless services. The communications division creates and distributes prepaid offerings that provide first and second generation Americans efficient means to complete international calls and to maintain wireless services. These prepaid communications products are sold directly to wholesale distributors and large chain retailers in all 50 United States and Puerto Rico.

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

Liquidity

For the quarter ended November 30, 2006, the Company incurred a net loss of $6,839 and used cash in operations of $561. As of November 30, 2006 the Company had a net working capital deficit of $35,791. This working capital deficit is primarily the result of term debt agreements being due and payable in the next twelve months and the classification of amounts drawn under revolving credit agreements as a current liability and the recognition of derivative liabilities. In the aggregate, short-term debt represents approximately $25,113 of the Company’s working capital deficit. The Company refinanced these debts agreements on December 29, 2006; see further discussion in Note 15 Subsequent Events. The Company’s principal sources of liquidity are its existing cash, cash equivalents and short term investments, cash generated from operations and cash available from borrowings under its revolving credit facilities. The Company had available borrowings under its line of credit of $3,216 at November 30, 2006. The Company may also generate liquidity from offerings of debt and or equity in the capital markets. As of November 30, 2006, the Company has a total of $625 in unrestricted cash and cash equivalents. As of November 30, 2006, it also had restricted investments of $750 that included funds set aside or pledged to secure letters of credit with a key supplier. Management believes the Company’s existing cash and cash equivalents, liquidity under its revolving credit facility and anticipated cash flows from operations will be sufficient to meet its operating and capital requirements at least for the next twelve months.

Note 2.  Loss Per Common Share

We compute net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares during the period. Diluted net income or loss per share is computed by dividing the net income or loss available to common shareholders for the period by the total number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the three months ended November 30, 2006 consisted of options to purchase 845,000 common shares, warrants to purchase 10,100,000 common shares, and preferred stock convertible into 6,054,500 common shares) are not considered in the computations as they are anti-dilutive.

Note 3.  Inventory

Inventory consisted of the following:

Raw materials and finished subassemblies	$458
Work in process	395
Finished goods	1,174
2,027
Less inventory reserves	(88)
Total	$1,939

At November 30, 2006, the reserve for obsolescence was $88 principally related to raw material inventory in the Electronics and Homeland Security division and inventory obsolescence in the Communications division.

Note 4. CapitalSource

As of November 30, 2006 the Company currently has $5,950 in term notes payable (“Term Loan”) and $7,465 in a revolving line of credit (“Revolving Loan”) with CapitalSource. The Company entered into Amendment No. 5 to the Credit and Security Agreement dated as of August 12, 2005. The Amendment provides for the elimination of the early termination fee in the amount of approximately $800 if the Capital Source loan is repaid in full prior to December 31, 2006. In connection with the Amendment, Oblio also agreed (i) to raise a minimum of $5,000 of additional equity or subordinated debt by December 31, 2006, unless Capital Source has been repaid in full on or prior to such date, (ii) to provide certain financial reports to Capital Source, and (iii) to amend the definition of Eligible Accounts. Capital Source also agreed to waive in writing certain non-monetary defaults which occurred prior to the date of the Amendment. All amounts owed related to the Capital Source Credit and Security Agreement dated August 12, 2005 were paid on December 29, 2006; see further discussion in Note 15 Subsequent Events.

At November 30, 2006, the following amounts were outstanding:
CapitalSource Revolver	$7,465
Less: current portion	$(7,465)
$-

CapitalSource Terms A & B	$5,950
Less: current portion	(5,950)
$-

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the formula as follows:	$10,681

Less: amount borrowed under minimum borrowing note	-
Less: amount borrowed under revolving credit facility	(7,465)
(7,465)

Excess availability	$3,216

Note 5. Laurus Master Fund

On September 12, 2006, the Company and Laurus entered into a letter agreement pursuant to which Laurus agreed for a period of two years, commencing on September 12, 2006, that without prior written consent of the Company, Laurus will not sell any shares of common stock of the Company during a twenty two (22) day trading period by a number that exceeds twenty percent (20%) of the aggregate dollar trading volume of the common stock for the twenty two (22) day trading period immediately preceding and including the date of such proposed sales by Laurus. Such restriction, however, is not applicable to transfers in a private transaction, including as a bona fide gift or gifts, provided that the transferee thereof agrees to be bound in writing by the restrictions contained in the letter agreement. As of November 30, 2006, Laurus owned 1,250,000 shares of common stock.

As of November 30, 2006, the Company currently has $3,137 in term notes payable and $3,531 in a revolving credit facility with Laurus Master Funds. Additionally, the Company has recorded beneficial conversion features of $1,304 as of November 30, 2006 associated with the term notes payable and revolving credit facility. All amounts owed to Laurus are classified as current in the accompanying unaudited financial statements. On September 12, 2006, the Company entered into an Option/Purchase Agreement with Laurus whereby Laurus granted the Company the option to repurchase an aggregate of 1,250,000 shares of common stock of the Company which are held by Laurus. In consideration of the grant of the option, the Company agreed to pay to Laurus $0.5. The option is exercisable at a purchase price of $0.5. The exercise of the option is subject to the prior repayment, on or before December 31, 2006, of all outstanding amounts owed by the Company to Laurus pursuant to the secured revolving note dated November 20, 2003, minimum borrowing note dated November 20, 2003, convertible term note dated March 30, 2004, and convertible term note dated November 20, 2003. The option was exercised on December 29, 2006. All amounts owed to Laurus were paid on December 29, 2006, see further discussion in Note 15 Subsequent Events.

At November 30, 2006 the following amounts were due to Laurus. See Note 7 for information on the derivative instrument liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible notes.

At November 30, 2006, the following amounts were outstanding:

Laurus Revolver (no additional borrowing availability)	$3,531
Less: current portion	(3,531)
$-

Laurus Overadvance	$1,500
Less: current portion	(1,500)
$-

Laurus Term # 1	$1,637
Less: current portion	(1,637)
$-

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the formula as follows:	$3,531

Less: amount borrowed under minimum borrowing note	-
Less: amount borrowed under revolving credit facility	(3,531)
(3,531)

Excess availability	$-

Note 6. Cornell Capital Partners

On October 10, 2006, the Company consummated a Securities Purchase Agreement (the "Purchase Agreement") dated October 10, 2006 with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 8% secured convertible debentures in the aggregate principal amount of $1,200 (the "Debentures") of which $850 was advanced immediately. The second installment of $150 will be advanced two business days prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement (as defined below). The last installment of $200 will be advanced two business days prior to the date the Registration Statement is declared effective by the Commission. The Debentures mature on the second anniversary of the date of issuance (the "Maturity Date") and the Company is not required to make any cash payments until the Maturity Date.

Holder (the "Holder") of the Debentures may convert at any time amounts outstanding under the Debentures into shares of Common Stock of the Company (the "Common Stock") at a conversion price per share equal to $1.00. The Company has recorded an embedded derivative liability and associated expense, as appropriate, for the warrants associated with the Debenture. Also, the Company recorded a beneficial conversion feature of $569 at November 30, 2006.
The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 10% redemption premium provided that (i) the Volume Weighted Average Price “VWAP” of the Company’s Common Stock is less than the conversion price of $1.00; (ii) no event of default has occurred and (iii) the Registration Statement is effective.

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

Under the Purchase Agreement, the Company also issued to Cornell (A) five-year warrants to purchase 250,000 and 250,000 shares of Common Stock at $1.00 and $1.10, respectively (collectively, the "Warrants"); and (B) 15,000 shares of its common stock (the “Shares”). The Company has recorded a derivative liability for the 500,000 warrants associated with this transaction.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants and the 15,000 Shares. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than February 8, 2007 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than December 11, 2006, or if the Registration Statement is not declared effective by February 8, 2007, it is required to pay to Cornell, as liquidated damages, for each thirty day period that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures.

On January 5, 2007, Cornell Capital Partners, LP and the Company executed Amendment No. 1 to the Registration Rights Agreement whereby among other provisions, changed the required filing date of the Registration Statement to January 31, 2007 and the date the Initial Registration Statement is to be declared effective by the Securities and Exchange Commission to March 31, 2007.

 Note 7. Derivative Financial Instrument Liability

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

The fair value of the individual short and long-term embedded and free standing derivatives at November 30, 2006 and 2005 is as follows:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Value at November 30, 2006
11/20/2003	11/20/2008	Registration Rights Agreement		$1,173
11/20/2003	11/20/2008	3% Cash payment premium		32
03/30/2004	03/30/2007	Registration Rights Agreement		275
10/12/2006	10/12/2011	Convertible Debenture		448
Short-Term Embedded Derivatives				1,928

03/24/2006	03/24/2013	6,750,000 Warrants	$0.23	5,854
09/20/2006	09/17/2009	1,225,000 Warrants	$1.00	655
09/20/2006	09/17/2009	1,225,000 Warrants	$1.50	530
10/12/2006	10/12/2011	250,000 Warrants	$1.00	165
10/12/2006	10/12/2011	250,000 Warrants	$1.10	166
Total Short-Term Embedded and Freestanding Derivatives				9,298

08/12/2005	08/12/2008	Long-Term fair value of conversion feature of Series A Preferred Stock	$1.50	1,531
Total Embedded and Free Standing Derivative Liabilities				$10,829

In connection with the subsequent event that occurred on December 29, 2006, see Note 15 Subsequent Events, certain of the embedded derivative liabilities recorded at November 30, 2006 will be revalued and/or eliminated as of December 29, 2006.

Note 8.  Stock Based Compensation

As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, as amended, until August 31, 2006, the Company accounted for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). Under APB No. 25, compensation cost was recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the option was less than the fair value price of the underlying shares on the grant date, deferred stock compensation was recognized and amortized to expense in accordance with Financial Accounting Standards Board Interpretation “FASB” No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equaled or exceeded the market price of the underlying shares on the date of grant no compensation expense was recognized. Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised 2004), “Share Based Payment” using the modified-prospective transition method. Under this transition method, compensation cost recognized during the period includes (a) compensation cost for all share-based payments granted prior , but not yet vested , based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R), and (b) compensation cost for all share based payments granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with SFAS No 123(R). Results for prior periods have not been restated. Stock based compensation is included in selling, general and administrative expenses. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

Note 9. Federal Excise Tax Refund

In May 2006, the United States Treasury Department formally conceded the legal dispute over federal excise taxes on long distance telephone service. Accordingly, the Internal Revenue Service will process principal and interest refunds for all Federal Excise Taxes (FET) paid for long distance services during the last three years. According, the Company has established a recoverable for FET amounts that have historically been included in the cost of sales as reported in historical financial statements.

Note 10. Universal Service Fund Refund

Under FCC regulations, certain providers of telecommunication services are required to submit Universal Service Fund Fees (USF). In fiscal year 2006, the Company determined that a majority of the telecommunication services it had previously provided were exempt from USF based on the limited international revenue exemption rule (LIRE). Under the LIRE, a telecommunications carrier whose revenue from international services exceeds its revenue from United States long distance services by a ratio of 88% to 12% is exempt from liability for USF charges on the international revenue amount. The Company has reached an agreement with one of its wholesale suppliers that telecommunication services previously reported by the wholesale supplier will be reported by Oblio and therefore subject to the aforementioned exemption. A corresponding receivable has been established by the Company for the recovery of USF pursuant to that agreement.

Note 11.  Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. While management does not believe these matters will have a material effect on the Company’s financial statements, litigation is subject to inherent uncertainties, and an adverse result could arise from time to time that may harm Titan’s business, financial condition and results of operations. The Company and its subsidiaries are involved in the following:

On July 17, 2006, the Company filed a lawsuit against AT&T Corp. (“AT&T”); whereby Oblio Telecom, Inc. (“Oblio”) alleged that they are entitled to a refund from the United States Government for improperly paid federal excise taxes and over AT&T’s refusal to stop charging Oblio federal excise taxes as part of the sales price it charges to Oblio for the purchase of prepaid telephone pins. The amount in controversy is approximately $3,466.

On December 5, 2006, Oblio Telecom, Inc. (“Oblio”), the Company’s wholly owned subsidiary, filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). Oblio is seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for Universal Service Fund (“USF”) charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. Oblio estimates that it and its predecessor have paid AT&T at least $61,913 in USF charges from 2001 to October 2006, but has not determined the USF charges it paid in 1999 and 2000. The fees paid to AT&T by Oblio for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other FCC charges, AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s belief its Prepaid Card Service was exempt under the law.

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

Recently, Oblio and AT&T have had communications surrounding settlement of these matters. Oblio has sought payment of the USF charges it and its predecessor paid to AT&T. While AT&T made a settlement proposal to Oblio, Titan’s Board of Directors concluded in the reasonable exercise of its business judgment that AT&T’s settlement proposal was inadequate. As of the date of this filing, the negotiations are at an impasse. Oblio remains hopeful this matter can be amicably resolved and Oblio can continue its business relationship with AT&T.

Note 12. Segment Information

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

	11/30/2006				11/30/2005 (As Restated)
	PCB	Oblio	Corp.	Total	PCB	Oblio	Corp.	Total
Sales:	5,412	24,574	-	29,986	4,413	23,267	-	27,680
Interest expense:	152	654	-	806	633	930		1,563
Net Loss:	(5,174)	(1,037)	(628)	(6,839)	(4,651)	(833)	(852)	(6,336)
Assets:	6,135	47,985	135	54,255	7,156	39,475	-	46,631
Equipment and improvements (Gross):	4,538	375	-	4,913	4,275	32	-	4,307
Additions:	38	32	-	70	44	32	-	76
Depreciation expense:	146	21	-	167	157	1	-	158
Goodwill and intangible assets (Gross):	65	31,142	-	31,207	65	30,884	-	30,949
Amortization expense:	-	1,335	-	1,335	-	1,174	-	1,174

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States.

Note 13. Trilogy Capital Partners

On September 20, 2006, the Company entered into a letter of engagement with Trilogy Capital Partners, Inc. (“Trilogy”). The term of the engagement is for twelve months beginning on September 20, 2006 and terminable thereafter by either party upon 30 days’ prior written notice. Trilogy will provide marketing, financial public relations and investor relations services to the Company. The Company will pay Trilogy $12.5 per month and the Company issued warrants to purchase an aggregate of 2,450,000 shares of common stock of the Company, 1,225,000 of which are exercisable at a price of $1.00 per share and 1,225,000 of which are exercisable at a price of $1.50 per share. The warrants issued to Trilogy are exercisable upon issuance and expire on September 17, 2009 and are required to be registered with the Securities and Exchange Commission as part of the agreement. The Company recorded the value of the freestanding derivative liability of $1,185 as of November 30, 2006.

Note 14. Recently Adopted Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which is an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production facilities. SFAS No. 151 was effective for the Company beginning September 1, 2005 and resulting adjustments will be made on prospective basis. The adoption of this standard did not have a significant impact on its business, results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (" SFAS No. 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The adoption of this standard did not have a significant impact on its business, results of operations, financial position, or cash flows.

Note 15. Subsequent Events

Greystone Business Credit

On December 29, 2006 (the “Closing Date”), the Company entered into a credit facility with Greystone Business Credit II LLC (“Greystone”). The new credit facility with Greystone includes a revolving line of credit in the maximum amount of $15,000 and also includes term loans of up to $7,950 of which $6,484 was borrowed on the Closing Date. The facility will expire in 3 years, subject to earlier termination under certain circumstances. Loans will be advanced based upon 85% of eligible accounts receivable and up to a maximum of 85% of eligible inventory, subject to certain limitations. The Company is required to have a minimum unused availability under the line of between $200 and $1,000. The Company is obligated to use any refunds on commercial taxes to prepay the term loans. The Company is also obligated to make a mandatory repayment of $2,600 from the sale of debt or equity by April 30, 2007. The revolving credit facility bears interest at a rate of 1.5%, plus the prime interest rate. The senior term loans bear interest at a rate of 6%, plus the prime interest rate, provided that such rate is reduced by 0.5% for each reduction of principal by $1,000.

The Company granted a security interest in all of its assets to Greystone as security for the financing facility. Such security included a pledge of all trademarks and the stock of all subsidiaries.

The Company paid a commitment fee of $369 and will pay an annual commitment fee of 0.5% of the facility, payable on each anniversary. A loan servicing fee of 0.3% is payable each month based on the amount outstanding under the revolving facility. There is also a $20 per month administrative fee. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year. As additional consideration for the facility, the Company issued to Greystone: (i) 500,000 shares of common stock, and (ii) a warrant to purchase 500,000 shares of common stock at a price of $1.00 per share, exercisable for a period of five years. The Company is obligated to register the shares of common stock and the common stock underlying the warrant.

The proceeds of the new financing were used to repay the existing credit facilities of the Company with Laurus Master Fund, Ltd. (“Laurus”) and CapitalSource Finance LLC. The Company also exercised an option previously granted by Laurus pursuant to which the Company purchased 1,250,000 shares of its outstanding common stock from Laurus in exchange for $1 upon repayment of all sums owed to Laurus.

Seller Financed Notes and Preferred Stock

On December 29, 2006, Oblio amended certain terms of the promissory notes previously issued to the former owner of Oblio, F&L LLP. F&L LLP is due an aggregate of $4,823 under the notes. Pursuant to the amendment, F&L agreed to extend the maturity date of the notes to March 31, 2009, and increase the interest rate to 5% per annum. Oblio will make monthly payments of $179, commencing January 31, 2007. In connection with the amendment, the Company agreed to issue 250,000 shares of common stock to F&L LLP. In addition, the Company agreed to guaranty the payment to be made by Oblio.

F&L LLP also agreed to amend the terms of the series A preferred stock originally issued to F&L LLP. The provisions related to potential additional value of the preferred shares as a result of attainment of certain financial goals were eliminated and the stated value of the preferred stock was reduced from $9,000 to $4,500.

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

Overview

A detailed overview of our business and history is set forth in our Annual Report on Form 10-KSB for the year ended August 31, 2006, to which overview we make reference. All numbers referenced below are stated in thousands unless otherwise noted.

Summary Corporate Background

Titan Global Holdings (the “Company”) is a diversified holding company with a dynamic portfolio of subsidiaries that capitalize on the ever-expanding worldwide demand for new communications and connectivity services and products. The Company is committed to providing consumers with the tools they need to thrive by connecting them to family, friends and colleagues.

The Company was organized under the laws of the State of Utah on March 1, 1985, with the primary purpose of seeking potential business enterprises which in the opinion of the Company's management would prove profitable. The Company was largely inactive through 2001.

The Company began its electronics and homeland security division in 2001 through SVPC Partners LLC, a Delaware limited liability company that commenced its operations in July 2001 ("SVPC"). SVPC began acquiring cutting edge technology equipment, processes, customer lists and orders from competitors but was unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of Circuit Systems, Inc. ("CSI") pursuant to a combined approved bankruptcy court sale. After acquiring SVPC Circuit Systems, Inc. and certain assets of CSI, Titan acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc.

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

On February 27, 2003, through the Company's subsidiary, Titan PCB East, the Company acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuits using a patented manufacturing process (the "HVR Flex Ô Process"), for approximately $500 in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank. The acquired assets included equipment, work-in-progress, inventory, technology and patent licenses and customer lists. In connection with this acquisition, the Company assigned Eastern Manufacturing Corporation's rights under a license agreement with Coesen Inc., a New Hampshire corporation ("Coesen Inc."), to manufacture PCBs using the HVR Flex Ô Process to Titan PCB East and Titan PCB East was granted an option to purchase certain real estate assets. The Company financed the acquisition of Eastern Manufacturing Corporation's assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement.

Effective March 5, 2003, the Company purchased shares of common stock of Coesen Inc. representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of Titan common stock and $5 in cash. In connection with the share purchase, David M. Marks, one of Titan’s Directors, was elected to the Board of Directors of Coesen Inc. and Mr. Doane resigned as a director of Coesen Inc. In consideration for the license rights to the proprietary technology of Coesen Inc., the Company has agreed to pay Coesen Inc. a royalty in the amount of 2.0% of revenues derived from the Company's sale of products using this technology, payable on a quarterly basis, subject to Coesen Inc. forgiving the royalty payment should certain directors of Coesen Inc. be under employment contracts with us.

In 2005, the Company launched its communications division by acquiring Oblio Telecom, Inc.

On July 28, 2005, Farwell Equity Partners, LLC (“Farwell”) and its newly formed acquisition subsidiary, Oblio Telecom, Inc. (“Oblio”) entered into an Asset Purchase Agreement with Oblio Telecom L.L.P. (“Seller”) and its sole owners, Sammy Jibrin and Radu Achiriloaie (“Selling Owners”), for the purchase of substantially all of the assets of Seller. This transaction closed on August 12, 2005, upon Oblio obtaining financing for the acquisition. Also, effective on August 12, 2005 and immediately following the aforementioned closing, Farwell contributed its 1,000 shares of the common stock of Oblio to Titan, which stock represents all of the authorized and outstanding common stock of Oblio. Upon receipt of the Oblio common stock by Titan, Oblio became a wholly-owned subsidiary of Titan.

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

On September 28, 2006, the Company established Titan Wireless Communications, Inc., (“T Wireless”). T Wireless is the Company’s prepaid wireless communications subsidiary and is a Mobile Virtual Network Operator (“MVNO”). T Wireless markets its MVNO through two brands, BRAVO cellular and the newly launched Picante Movil.

Business Overview

The Company's business strategy, by division, as follows:

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

Sales. In our communications division, we recognize sales upon the activation of our prepaid calling cards by our customers or the transfer of risk of loss on our prepaid wireless handsets. We record net sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results. At November 30, 2006, we had $0 allowance for returns and an allowance for doubtful accounts of $147. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

In our electronics and homeland security division, we recognize sales upon shipment to our customers. We record net sales as gross sales less an allowance for returns and discounts. At November 30, 2006 we had approximately 500 customers in our electronics and homeland security division. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because our customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At November 30, 2006, we had an allowance for returns of $120 and an allowance for doubtful accounts of $168. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

Operating and Non-Operating Expenses. Each division’s operating expenses for the three months ended November 30, 2006 and 2005 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

Selling and marketing expenses consist primarily of salaries and commissions paid to its internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. We expect our selling and marketing expenses to fluctuate as a percentage of sales as we adds new personnel, develop new independent sales representative channels and advertise its products and company.

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

Results of Operations

As of November 30, 2006, the Company had a working capital deficit of $35,791 and an accumulated deficit of $33,791. The Company generated sales of $29,986 and $27,680 for the three months ended November 30, 2006 and 2005, respectively and incurred net losses of $6,839 and $6,336, respectively. In addition, the Company used $561 and $811 of cash flow from operations during the three months ended November 30, 2006 and 2005 respectively.

The following table sets forth statement of operations data for the three months ended November 30, 2006 and 2005 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	2006		2005
			(As Restated)
Sales	29,986	100.00%	27,680	100.00%
Cost of Sales	26,557	88.6	25,571	92.4
Gross Profit	3,429	11.4	2,109	7.6
Operating Expenses:
Sales and Marketing	498	1.7	425	1.5
General and Administrative	1,873	6.2	1,024	3.7
Amortization of Intangibles	1,335	4.5	1,174	4.2
Total Operating Expenses	3,706	12.4	2,623	9.5

Operating Income	(277)	(0.9)	(514)	(1.9)
Interest Income	1	0.0	-	0.0
Interest Expense	(806)	(2.7)	(1,563)	(5.6)
Gain/(loss) value of Derivative Instruments	(5,757)	(19.2)	(4,260)	(15.4)
Other income/expense, net	-	0.0	1	0.0
Net Loss	(6,839)	(22.8)	(6,336)	(22.9)

Three Months Ended November 30, 2006 Compared to the Three Months Ended November 30, 2005.

Sales. Sales increased by $2,306 or 8% from $27,680 in the three months ended November 30, 2005 to $29,986 in the three months ended November 30, 2006. Sales in the Company’s communications division increased $1,307 or 6% in the three months ended 2006 compared to the three months ended 2005. The increase in sales in our communications division is due to the expansion of products on our StartTalk switching network offset by decreases in product sales purchased by third party providers. Sales in the Company’s electronics and homeland security division increased $999 or 23% in the three months ended November 30, 2006 compared to the three months ended November 30, 2005. The increase in sales in our electronics and homeland security division is primarily attributable to continued growth and market penetration in the production of quick-turn and prototype printed circuit boards. The Company commands higher panel prices and better operating margins in quick-turn and prototype work.

Cost of Sales. Cost of sales increased $986 or 4%, from $25,571 in the three months ended November 30, 2005 to $26,557 in the three months ended November 30, 2006, and as a percentage of sales decreased from 92% in the three months ended November 30, 2005 to 89% in the three months ended November 30, 2006. The cost of sales decreased in the communications division by $21 or 0.1% from 21,447 for the three months ended November 30, 2005 to $21,426 for the three months ended November 30, 2006 despite an increase in sales due primarily to a lower cost of sales associated with the anticipated recovery of Universal Service Fees for the 2006 period without a corresponding recovery being recognized in the comparable period in 2005. The cost of sales increased in the electronics and homeland security division by $1,007 or 24% from $4,124 for the three month period ending November 30, 2005 to $5,131 for the three month period ending November 30, 2006 due to a comparable increase in sales during the same period.

Sales and Marketing. Sales and marketing expenses increased by $73 or 17%, from $425 in the three months ended November 30, 2005 to $498 in the three months ended November 30, 2006. As a percentage of sales, sales and marketing expense remained flat at 2% in the three months ended November 30, 2005 and in the three months ended November 30, 2006. This increase is primarily attributable to marketing staff additions in our electronics and homeland security division in the three months ended November 30, 2006.

General and Administrative Expenses. General and administrative expenses increased $849 or 83% from $1,024 in the three months ended November 30, 2005 to $1,873 in the three months ended November 30, 2006. As a percentage of sales, general and administrative expense increased from 4% in the three months ended November 30, 2005 to 6% in the three months ended November 30, 2006. This increase is due to staff additions in our communications division for our customer service department servicing our prepaid wireless and switched network prepaid long distance cards, staffing for managing our StartTalk division, staffing for our e-commerce initiative and an increase in professional service fees for the comparable periods.

Amortization of Intangibles. Amortization of intangibles increased $161 or 14% from $1,174 in the three months ended November 30, 2005 to $1,335 in the three months ended November 30, 2006. As a percentage of sales, amortization of intangibles increased from 4% in the three months ended November 30, 2005 to 5% in the three months ended November 30, 2006. Amortization of intangibles increased during the comparable periods due to the amortization of certain intangibles related to our MNVO contract and the setup of our customer service call center that were not established in the prior comparable period.

Interest Expense. Interest expense decreased $757 or 48%, from interest expense of $1,563 in the three months ended November 30, 2005 to $806 in the three months ended November 30, 2006. As a percentage of sales, interest expense decreased from 6% in the three months ended November 30, 2005 to 3% in the three months ended November 30, 2006. Interest expense decreased during the applicable periods due to fluctuations in the carrying value of derivative instruments and the resulting effective interest charges and changes in the fair value of the related bifurcated debt instruments compared to the associated freestanding options, warrants and registration rights agreements as applicable.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Company recognized non-cash losses from the change in fair value of its derivative liabilities of $5,757 and $4,260 in the three months ended November 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $15M revolving credit facility in our communications division and our $4M revolving credit facility in our electronics and homeland securities division. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of November 30, 2006, we had a total of $625 in unrestricted cash and cash equivalents. As of November 30, 2006, we also had restricted cash and cash equivalents and short-term investments of $750 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

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

Operating Activities. Cash used in operating activities was $561 during the three months ended November 30, 2006 compared to cash used in operating activities of $811 during the three months ended November 30, 2005. The decrease in cash used in operations was due to an increase in trade accounts payable and accounts receivable offset by a decrease in inventory levels.

Investing Activities. Cash used in investing activities was $70 during the three months ended November 30, 2006 compared to cash used in investing activities of $826 during the year ended November 30, 2005. The decrease in cash used in investing activities is due to a decrease in capital expenditures during the comparable periods and a decrease in restricted investments used to collateralize obligations.

Financing Activities. Cash used in financing activities during the three months ended November 30, 2006 was $145 compared to cash provided by financing activities of $466 during the three months ended November 30, 2005. The decrease in cash provided by financing activities is due to higher principal payments on notes payable due to grace periods occurring in the three months ended November 30, 2005 associated with the financing for the Oblio acquisition in fiscal year ending 2005 that did not occur in the three months ended November 30, 2006 and due to proceeds provided by loans payable to related parties in the three months ended November 30, 2005 without corresponding activity in the three months ended November 30, 2006.

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

Stock-based compensation.

As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, as amended, until August 31, 2006, the Company accounted for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided. Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised 2004), “Share Based Payment” using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three months ended November 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R), and (b) compensation cost for all share based payments granted subsequent to December 1, 2006, based on the grant-date fair value estimated in accordance with SFAS No 123(R). Results for prior periods have not been restated. Stock based compensation is included in selling, general and administrative expenses.

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

Goodwill and Intangible Assets.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires estimating the fair value of the respective reporting unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

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

To the extent that the initial fair values of the bifurcated and/or freestanding derivative liabilities exceed the total proceeds received, an immediate charge to the statement of loss is recognized, in order to initially record the derivative liabilities at fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to the statements of loss, using the effective interest method. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification previously elected for the host instrument.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: During 2006 the Company implemented certain measures to strengthen its control environment. In the second quarter of 2006 the Company’s Chairman completed a national search and hired a Chief Financial Officer with the skills necessary to enhance internal controls, systems and management. An initial assessment of the control environment was completed and the Company consolidated the accounting operations and information systems of its Electronics and Homeland Security Division during the fourth quarter of 2006. However, management has concluded that, as of the end of the period covered by this report, our Disclosure Controls are still not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

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

To remediate this internal control weakness, the Company will continue to add sufficient accounting personnel to properly segregate duties and to affect a timely, accurate close of the financial statements. The Company plans to have this fully implemented during the second quarter of 2007.

Changes in internal controls: During the three months ended November 30, 2006, the Company strengthened its system of internal controls by augmenting the accounting staff and increasing the segregation of duties. A new Chief Financial Officer joined the Company in October 2006 and the Company engaged the services of contract basis accounting professionals to assist with the financial reporting process and month-end close procedures.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results. The Company and its subsidiaries are involved in the following:

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

On December 5, 2006, Oblio Telecom, Inc. (“Oblio”), a wholly owned subsidiary of Titan Global Holdings, Inc., filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). Oblio is seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for Universal Service Fund (“USF”) charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. Oblio estimates that it and its predecessor have paid AT&T at least $62 in USF charges from 2001 to October 2006, but hasn’t determined the USF charges it paid in 1999 and 2000. The fees paid to AT&T by Oblio for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other FCC charges, AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s belief its Prepaid Card Service was exempt under the law.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in technical default with Laurus due to its failure to have a registration statement which includes shares issuable to Laurus upon conversion of the convertible notes and shares issued to Laurus in August 2005 declared effective within 90 days of the closing of our acquisition of Oblio. Laurus has not issued a default notice to the Company and has cooperated with the Company and is not imposing default interest rates or liquidated damages. Laurus maintains the right to charge liquidated damages in the future. All amounts owed to Laurus were paid on December 29, 2006.

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