Form 10QSB
period 2007-02-28
Titan Global Holdings, Inc.
filed 2007-04-16
CIK 770471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________
Commissions file number 000-32847

TITAN GLOBAL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Utah	87-0433444
(State of Incorporation)	(IRS Employer Identification No.)

1700 Jay Ell Drive Suite 200
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

Yes ☐ No ☒

As of April 4, 2007 the Company had 49,129,052 shares of its par value $0.001 common stock issued and outstanding.

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

Titan Global Holdings, Inc.

Unaudited Consolidated Balance Sheet

February 28, 2007

(In thousands, except common and preferred stock share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,153
Restricted short-term investment	750
Accounts receivable, trade (less allowance for doubtful accounts of $380 and allowance for sales returns of $120)	16,551
Universal Service Fund fees recoverable	4,024
Inventory, net	2,230
Prepaid expenses and other current assets	300
Total current assets	26,008
Equipment and improvements, net	2,010
Definite-lived intangible assets, net	18,761
Capitalized loan fees, net	626
Goodwill	4,448
Federal Excise Tax recoverable	3,989
Other assets	165
Total assets	$56,007

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$25,572
Accrued liabilities	5,277
Short-term debt	3,768
Total current liabilities	34,617
Long-term seller-financed note	2,096
Redeemable, convertible preferred stock - 4,500 shares authorized, issued, and oustanding (preference in liquidation of $4,676)	4,676
Lines of credit	11,054
Long-term debt	4,140
Long-term derivative liabilities	13,110
Other long-term liability	112
Total liabilities	69,805
Stockholders' deficit:
Common stock-$0.001 par value; 950,000,000 shares authorized; 49,129,052 shares issued and outstanding	49
Additional paid-in capital	18,453
Accumulated deficit	(32,300)
Total stockholders' deficit	(13,798)
Total liabilities and stockholders' deficit	$56,007

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2/28/2007	2/28/2006	2/28/2007	2/28/2006

Sales - Communications division	$30,938	$21,304	$55,511	$44,571
Sales - Electronics and homeland security division	5,140	4,699	10,552	9,112
Total Sales	36,078	26,003	66,063	53,683

Cost of sales - Communications division	27,166	19,975	48,591	41,186
Cost of sales - Electronics and homeland security division	5,057	3,964	10,188	8,324
Total Cost of Sales	32,223	23,939	58,779	49,510

	3,855	2,064	7,284	4,173

Operating expenses:
Sales and marketing	576	459	1,075	884
General and administrative expenses	2,680	1,133	4,553	2,156
Amortization of intangibles	1,335	1,322	2,669	2,497

Loss from operations	(736)	(850)	(1,013)	(1,364)

Other income (expenses):
Interest income	20	25	20	26
Interest expense	(1,424)	(1,762)	(2,230)	(3,325)
Gain (Loss) on value of derivative instruments	(4,158)	318	(9,915)	(3,942)
Gain (Loss) on extinguishment of debt	7,790	(695)	7,790	(695)

Income (Loss) before income taxes	1,492	(2,964)	(5,348)	(9,300)
Provision for income taxes	-	-	-	-

Net income (loss)	1,492	(2,964)	(5,348)	(9,300)
Accrual of preferred stock dividend	-	-	(68)	(68)
Net income (loss) applicable to common shareholders	$1,492	$(2,964)	$(5,416)	$(9,368)

Net income (loss) applicable to common shareholders per share:
Basic	$0.03	$(0.07)	$(0.11)	$(0.24)
Diluted	$0.03	$(0.07)	$(0.11)	$(0.24)

Number of weighted average common shares outstanding:
Basic	49,129,052	41,501,581	49,125,820	38,417,109
Diluted	49,917,459	41,501,581	49,125,820	38,417,109

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	02/28/2007	02/28/2006

Cash flows from operating activities:
Net loss	$(5,348)	$(9,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	365	357
Bad debt and sales return allowances	122	-
Non-cash compensation	84	-
Non-cash asset retirement obligation accretion expense	4	-
Non-cash interest expense	(78)	-
Amortization of debt discounts and bank fees	380	2,556
Amortization of intangibles	2,669	2,497
Loss on fair value of derivative liabilities	9,915	3,942
(Gain) loss on debt extinguishment	(7,790)	695
Changes in operating assets and liabilities:
Accounts receivable	(3,187)	(71)
Inventory	189	327
Prepaid expenses and other current assets	(140)	(70)
Other assets	1	(909)
Universal Service Fund fee recoverable	(2,547)	-
Federal Excise Tax recoverable	(243)	-
Accounts payable and accrued liabilities	9,380	947
Total adjustments	9,124	10,271
Net cash provided by operating activities	3,776	971

Cash flows from investing activities:
Equipment and improvements expenditures	(162)	(278)
Restricted investment to collateralize obligation	-	(750)
Net cash used in investing activities	(162)	(1,028)

Cash flows from financing activities:
Proceeds from issuance of long term debt, net of financing cost	8,154	-
Proceeds from lines of credit, net of repayments	22	870
Payments on long-term debt	(10,354)	(2,271)
Capitalized loan fees	(684)	-
Net cash used in financing activities	(2,862)	(1,401)

Net increase (decrease) in cash	752	(1,458)
Cash and cash equivalents at beginning of period	1,401	2,242
Cash and cash equivalents at end of period	$2,153	$784
Supplemental disclosures of cash flow information:
Interest Paid	$1,756	$1,282
Income Tax Paid	-	-

Non-cash activities:
Issuance of common stock for capitalized debt costs	$15	$-
Issuance of common stock to related parties upon conversion of debt	-	591
Issuance of common stock for reducing redeemable preferred stock	253	-
Issuance of common stock to Chief Executive Officer	305	-
Issuance of common stock in connection with lender credit facility	505	-

TITAN GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited consolidated financial statements of Titan Global Holdings, Inc. and its subsidiaries, (“Titan”, “We” or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are included herein. Operating results for the three-month period ended February 28, 2007 and the six-month period ended February 28, 2007 are not indicative of the results that may be expected for the fiscal year ending August 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2006 as filed with the Securities and Exchange Commission on December 15, 2006. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. All numbers referenced below are stated in thousands except per share amounts unless otherwise noted.

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of equipment and improvements, valuation reserves for accounts receivable, inventory, allocation of purchase price for acquisitions, impairment of intangible assets, valuation of derivatives, deferred tax accounts, fair value of equity instruments issued, and sales returns.

Nature of Business

Organization:

Titan Global Holdings, Inc. (“Titan” or the “Company”) was formed on March 1, 1985 as a Utah corporation. In August 2002, the Company acquired Titan PCB West, Inc. in a merger transaction with a subsidiary of the Company. Prior to this merger, the Company had no active business operations. On November 4, 2005, the name of the corporation was changed from Ventures-National Incorporated to its present name.

The accompanying consolidated statements of operations include the operating results of the Company's subsidiaries, Titan PCB West, Inc. (“PCB West”), Titan PCB East, Inc. (“PCB East”), Oblio Telecom, Inc. (“Oblio”), and Titan Wireless Communications, Inc. (“Titan Wireless”). The two subsidiaries of Oblio, Pinless Inc. (“Pinless”) and StartTalk Inc. (“StartTalk”) are also included in the accompanying consolidated financial statements.

Nature of Operations:

The Company operates in two market segments - (i) communications and (ii) electronics and homeland security.

Communications Segment

The Company, through its subsidiaries, Oblio, Titan Wireless, Pinless and StartTalk, which comprises its communications division, provides prepaid international phone cards and prepaid wireless services. The communications division creates and distributes prepaid offerings that provide first and second generation Americans efficient means to complete international calls and to maintain wireless services. These prepaid communications products are sold directly to wholesale distributors and large chain retailers in all 50 United States and Puerto Rico.

Electronics and Homeland Security Segment

The Company, through its PCB East and PCB West subsidiaries, manufactures printed circuit boards for quick-turn, prototype market and the defense supplier markets. The Company’s printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. The Company's time sensitive and high quality manufacturing services enable its customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Additionally, PCB East serves military and defense industry customers that are regulated to purchase printed circuit boards from companies that hold certain certifications from the United States Department of Defense. PCB East currently has military certifications 31032 and 55110.

Liquidity:

For the three months ended February 28, 2007, the Company had net income of $1,492. For the six months ended February 28, 2007, the Company incurred a net loss of $5,348 and generated cash in operations of $3,776. As of February 28, 2007 the Company had a net working capital deficit of $8,609. The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated from operations and cash available from borrowings under its revolving credit facilities. The Company may also generate liquidity from offerings of debt and or equity in the capital markets. As of February 28, 2007, the Company has a total of $2,153 in unrestricted cash and cash equivalents. As of February 28, 2007, it also had restricted investments of $750 that included funds set aside or pledged to secure letters of credit with a key supplier. Management believes the Company’s existing cash and cash equivalents, liquidity under its revolving credit facility and anticipated cash flows from operations will be sufficient to meet its operating and capital requirements at least for the next twelve months.

Note 2 - Income (Loss) Per Common Share

We compute net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares during the period. Diluted net income or loss per share is computed by dividing the net income or loss available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Earnings Per Share - Three Months Ended February 28, 2007

Net income	$1,492
Less: preferred stock dividends	-
Net income available to common shareholders	$1,492

Basic Earnings per common share	$0.03

Diluted Earnings per common share	$0.03

Basic common shares outstanding	49,129,052

Diluted common shares outstanding	49,917,459

During the period when they would be anti-dilutive, common stock equivalents are not considered in the computations. During the three months ended February 28, 2007 the common stock equivalents that were anti-dilutive and therefore, not considered in the calculations, consisted of warrants to purchase 10,200,000 shares and preferred stock convertible into 3,027,250 common shares.  During the six months ended February 28, 2007, the common stock equivalents that were anti-dilutive and therefore, not considered in the calculations, consisted of options to purchase 845,000 common shares, warrants to purchase 11,100,000 common shares, and preferred stock convertible into 3,027,250 common shares.

Note 3 - Inventory

Inventory consisted of the following:

Raw materials and finished subassemblies	$493
Work in process	359
Finished goods	1,497
2,349
Less inventory reserves	(119)
Total	$2,230

At February 28, 2007, the reserve for obsolescence was $119 principally related to raw material inventory in the Electronics and Homeland Security division and inventory obsolescence in the Communications division.

Note 4 - CapitalSource

All amounts owed related to the CapitalSource Finance LLC, (“CapitalSource) Credit and Security Agreement dated August 12, 2005 were paid on December 29, 2006. This funding consisted of $5,950 in term notes payable and $7,465 in a revolving line of credit with CapitalSource. The Company entered into Amendment No. 5 to the Credit and Security Agreement dated as of August 12, 2005. The Amendment provided for the elimination of the early termination fee in the amount of approximately $800 if the CapitalSource loan was repaid in full prior to December 31, 2006. CapitalSource also agreed to waive in writing certain non-monetary defaults which occurred prior to the date of the Amendment.

Note 5 - Laurus Master Fund

All amounts owed related to the Laurus Master Fund, Ltd. (“Laurus”) financing which totaled $6,676 were paid on December 29, 2006. On November 20, 2003, the Company entered into loan agreements with Laurus, including principally a Security Agreement, a Securities Purchase Agreement ("SPA"), and a Registration Rights Agreement. Pursuant to the Security Agreement, the Company issued to Laurus (i) a Secured Revolving Note (the "Revolving Note") in the maximum principal amount of $2,500 and (ii) a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the original principal amount of $1,500. As prescribed by the terms of the Security Agreement, the Company could borrow from Laurus such amount as shall equal 85% of the Company's eligible accounts receivable on the PCB West and PCB East subsidiaries, up to a maximum of $4,000. Additional Minimum Borrowing Notes could be issued from time to time upon request by the Company, provided the Company had availability under the Revolving Note using the prescribed formula or, at the discretion of Laurus, Laurus could advance additional loans in excess of the formula amount. The Revolving Note and the Minimum Borrowing Note would have matured on August 12, 2008. Pursuant to the SPA, the Company also issued and sold to Laurus a convertible term note (the "2003 Term Note") in the principal amount of $2,100. The first payment of the monthly principal amount of $64 on the 2003 Term Note commenced on February 1, 2004 and the maturity date was November 20, 2006.

On September 12, 2006, the Company and Laurus entered into a letter agreement pursuant to which Laurus agreed for a period of two years, commencing on September 12, 2006, that without prior written consent of the Company, Laurus will not sell any shares of common stock of the Company during a twenty two (22) day trading period by a number that exceeds twenty percent (20%) of the aggregate dollar trading volume of the common stock for the twenty two (22) day trading period immediately preceding and including the date of such proposed sales by Laurus. Such restriction, however, is not applicable to transfers in a private transaction, including as a bona fide gift or gifts, provided that the transferee thereof agrees to be bound in writing by the restrictions contained in the letter agreement. On September 12, 2006, the Company paid $.50 for an Option/Purchase to repurchase 1,250,000 shares for $.50 by December 31, 2006. The exercise of this option was subject to the repayment, on or before December 31, 2006, of all outstanding amounts owed by the Company to Laurus pursuant to the secured revolving note dated November 20, 2003, minimum borrowing note dated November 20, 2003, convertible term note dated March 30, 2004, and convertible term note dated November 20, 2003. On December 29, 2006 the Company exercised the option for the shares. The Company immediately cancelled these shares. The gain of $1,263 from the repurchase of these shares at a discount was accounted for as part of the debt extinguishment costs. This gain was calculated using the share trading price on December 29, 2006. The derivative liabilities on these instruments were removed as of the extinguishment date, which resulted in a gain of $1,480 that is included in debt extinguishment.

Note 6 - Greystone Business Credit

On December 29, 2006, the Company, together with all of its subsidiaries, entered into a credit facility with Greystone Business Credit II LLC (“Greystone”). The new credit facility with Greystone initially includes a revolving line of credit (“Revolver”) in the maximum amount of $15,000, and also includes term loans of up to $7,950.

The revolver will expire in 3 years, subject to earlier termination under certain circumstances. The revolving credit facility bears interest at a rate of 1.5%, plus the prime interest rate. Interest payments on the revolver are due monthly but the principal is paid on maturity. Revolver loans will be advanced based upon 85% of eligible accounts receivable and up to a maximum of 85% of eligible inventory, subject to certain limitations. The Company is required to have a minimum unused availability under the line of between $200 and $1,000. The Company is obligated to use any refunds on commercial taxes including Universal Service Fees (“USF”) to repay the term loans. The Company is also obligated to make a mandatory prepayment of $2,600 from the sale of debt or equity by April 30, 2007 but only in the case that such a transaction occurs.

The senior term loans bear interest at a rate of 6%, plus the prime interest rate, provided that such rate is reduced by .5% for each reduction of principal by $1,000. The Term loans are to be paid off in 48 equal installments of $135 per month which will result in repayment of the principal amount currently outstanding of $6,348 plus $1,640 in interest.

The Company granted a security interest in all of its assets to Greystone as security for the financing facility. Such security included a pledge of all trademarks and the stock of all subsidiaries.

The Company paid a commitment fee of $369 and will pay an annual commitment fee of ½% of the facility, payable on each anniversary. A loan servicing fee of .3% is payable each month based on the amount outstanding under the revolving facility. There is also a $20 per month administrative fee. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year. As additional consideration for the facility, the Company issued to Greystone: (i) 500,000 shares of common stock valued at $505 and was recorded as a debt discount, and (ii) a warrant to purchase 500,000 shares of common stock at a price of $1.00 per share, exercisable for a period of five years was recorded as a derivative liability. The Company is obligated to register the shares of common stock and the common stock underlying the warrant.

Certain of the proceeds of the new financing were used to repay the existing credit facilities of the Company with Laurus and CapitalSource.

On February 14, 2007, the Company entered into Amendment #1 with Greystone. Through the amendment, Greystone increased the Company’s Revolver line of credit from $15,000 to $18,000 and provides for term loans of up to $7,608.

As of February 28, 2007, the Company currently has $6,348 in term loans and $11,054 in a revolving line of credit with Greystone.

At February 28, 2007, the following amounts were outstanding:

Greystone Revolver	$11,054

Greystone Term A & B	$6,348
Less: current portion	(1,621)
$4,727

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the formula as follows:

Available	$25,608

Less: amount borrowed under minimum borrowing note	6,348
Less: amount borrowed under revolving credit facility	11,054
Less: required unused availability	400
17,802

Excess availability	$7,806

Note 7 - Cornell Capital Partners

On October 10, 2006, the Company consummated a Securities Purchase Agreement (the "Purchase Agreement") dated October 10, 2006 with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 8% secured convertible debentures in the aggregate principal amount of $1,200 (the "Debentures") of which $850 was advanced immediately. The second installment of $150 was advanced in this quarter. The last installment of $200 will be advanced two business days prior to the date the Registration Statement (see below) is declared effective by the Commission. The Debentures mature on the second anniversary of the date of issuance (the "Maturity Date").

Holder (the "Holder") of the Debentures may convert at any time amounts outstanding under the Debentures into shares of Common Stock of the Company (the "Common Stock") at a conversion price per share equal to $1.00. The Company has recorded an embedded derivative liability and associated expense, as appropriate, for the warrants associated with the Debenture. The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 10% redemption premium provided that (i) the Volume Weighted Average Price “VWAP” of the Company’s Common Stock is less than the conversion price of $1.00; (ii) no event of default has occurred and (iii) the Registration Statement is effective. The company has calculated a derivative liability, discussed later, related to this conversion feature.

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

On January 5, 2007, Cornell and the Company executed Amendment No. 1 to the Registration Rights Agreement whereby among other provisions, changed the required filing date of the Registration Statement to January 31, 2007 and the date the Initial Registration Statement is to be declared effective by the Securities and Exchange Commission by March 31, 2007.

As of February 28, 2007, debentures with a $1,000 face value plus accrued interest is outstanding. Cornell has waived all penalties associated with the delay in effectiveness of the registration rights agreement. An SB-2 was filed with the SEC that would cover the registration of the securities covered by these agreements on March 8, 2007.

Note 8 - Seller Financed Notes and Preferred Stock

Seller-financed debt was provided in connection with the acquisition of Oblio on August 12, 2005, and the Company issued to the Seller, F&L, LLP (“F&L”) formerly known as Oblio Telecom, LLP, an 18-month promissory note in the principal amount of $2,500. The note matured on February 12, 2007 and carried an interest rate of 1% per annum. The note was recorded upon issuance at its fair value of $2,245, and the associated discount of $255 is being amortized over the 18 month term of the note. The effective interest rate on the note is approximately 7.50%.

Additional seller financing was provided upon the closing of the Oblio acquisition in the amount of $2,323 in a contractual short term obligation that was not interest-bearing. On December 14, 2005, a promissory note was executed acknowledging this amount due to the Seller. The Note bears interest of 4%, and had a maturity date of February 28, 2006 which was extended to March 31, 2009.

On December 29, 2006, F&L agreed to amend the terms of the Series A Preferred Stock originally issued to them as part of the Oblio acquisition. The provisions related to potential additional value of the preferred shares as a result of attainment of certain financial goals were eliminated and the stated value of the preferred stock was reduced from $9,000 to $4,500. The preferred stock agreement was modified as follows:

•
The old Series A Preferred Stock consisted of four tranches.  The first tranche included a fixed 3,000 shares with a stated value of $1 per share.  The three remaining tranches included 2,000 shares with a stated value of $1 per share, subject to reduction in the event Oblio failed to meet certain EBITDA targets. Based on these EBITDA targets, the initial value of the Series A Preferred Stock could be reduced by a maximum of $6,000, but in no case could the final value ever be more than $9,000.

•	The amended Series A Preferred Stock includes the first tranche only and is a fixed 3,000 shares with a stated value of $1.5 per share.

On the same date, pursuant to the amendment, F&L agreed to extend the maturity date of the notes to March 31, 2009, and increase the interest rate to 5% per annum. Oblio will make monthly payments of $179, commencing January 31, 2007. In connection with the amendment, the Company agreed to issue 250,000 shares of common stock valued at $253 to F&L LLP. In addition, the Company agreed to guaranty the payment to be made by Oblio. See additional discussion in Note 12.

Note 9 - Trilogy Capital Partners

On September 20, 2006, the Company entered into a letter of engagement with Trilogy Capital Partners, Inc. (“Trilogy”). The term of the engagement is for twelve months beginning on September 20, 2006 and terminable thereafter by either party upon 30 days’ prior written notice. Trilogy will provide marketing, financial public relations and investor relations services to the Company. The Company will pay Trilogy $12.5 per month and the Company issued warrants to purchase an aggregate of 2,450,000 shares of common stock of the Company, 1,225,000 of which are exercisable at a price of $1.00 per share and 1,225,000 of which are exercisable at a price of $1.50 per share. The warrants issued to Trilogy are exercisable upon issuance, expire on September 17, 2009, and are required to be registered with the Securities and Exchange Commission as part of the agreement. The Company recorded the value of the freestanding derivative liability related to the warrants of $1,822 as of February 28, 2007.

Note 10 - Long Term Debt

Long term debt consists of:

Issue	Expiration		Outstanding at
Date	Date	Instrument	2/28/2007
08/12/2005	03/31/2009	$4,823 Seller Financed Debt	$4,496
10/10/2006	10/10/2008	$1,200 Convertible Term Note	1,000
12/29/2006	12/29/2009	$18,000 Secured Revolving Note	11,054
12/29/2006	02/01/2011	$2,000 Term Note A	857
12/29/2006	02/01/2011	$5,608 Term Note B	5,491

Total debt			22,898
Less discount from warrants and derivatives			(1,840)
Total carrying value of debt			21,058
Less current portion			(3,768)
Total long term debt			$17,290

Long term debt repayments are due as follows:

Fiscal Year	F&L Note	Cornell Note	Greystone Revolver	Greystone Term Debt	Total Long Term Debt
2007	$2,147	$-	$-	$1,621	$3,768
2008	2,349	-	-	1,587	3,936
2009	-	1,000	-	1,587	2,587
2010	-	-	11,054	1,553	12,607
	$4,496	$1,000	$11,054	$6,348	$22,898

Note 11 - Derivative Financial Instrument Liability

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

The fair value of the individual short and long-term embedded and free standing derivatives at February 28, 2007 is as follows:
Issue Date	Expiration Date	Instrument	Exercise Price per Share	Fair Value at February 28, 2007
10/12/2006	10/12/2011	Long-Term fair value of conversion feature of Convertible Debenture		$789
	Long-Term Embedded Derivatives			789

03/24/2006	03/24/2013	6,750,000 Warrants	$0.23	8,197
09/20/2006	09/17/2009	1,225,000 Warrants	$1.00	991
09/20/2006	09/17/2009	1,225,000 Warrants	$1.50	831
10/12/2006	10/12/2011	250,000 Warrants	$1.00	243
10/12/2006	10/12/2011	250,000 Warrants	$1.10	239
10/12/2006	10/12/2011	500,000 Warrants	$1.00	496
	Total Long-Term Freestanding Derivatives			10,997

08/12/2005	08/12/2008	Long-Term fair value of conversion feature of Series A Preferred Stock	$1.50	1,324
	Total Embedded and Free Standing Derivative Liabilities			$13,110

Note 12 - Gain or Loss on Extinguishment of Debts

On December 29, 2006, the Company entered into a credit facility with Greystone as discussed in Note 6. The new credit facility with Greystone initially included a revolving line of credit in the maximum amount of $15,000 and also includes term loans of up to $7,950 of which $6,484 was borrowed on the closing date. On February 14, 2007, the revolving line of credit increased to $18,000 and also provides for term loans of up to $7,608 in connection with Amendment #1.

Certain of the proceeds of the new financing were used to repay the existing credit facilities of the Company with Laurus and CapitalSource. The Company also exercised an option previously granted by Laurus pursuant to which the Company canceled 1,250,000 shares of its outstanding common stock from Laurus in exchange for $1 upon repayment of all sums owed to Laurus. As discussed in Note 5, the repayment of the Laurus debt resulted in a $1,263 gain for the quarter from the exercise of the option to purchase 1,250,000 shares and the cancellation of the shares and a $1,480 gain for the quarter from the removal of the derivative liabilities on these instruments. The repayment of the CapitalSource debt did not result in a gain or loss.

As discussed in Note 8, an amendment to the loan agreements on December 29, 2006 between the Company and F&L resulted, in part, in the stated value of the preferred stock being reduced from $9,000 to $4,500. F&L agreed to extend the maturity date of the Notes to March 31, 2009, and increase the interest rate to 5% per annum. The Company also issued 250,000 shares as a part of this transaction. In accordance with EITF Issue No. 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, the Company concluded that the terms of the restructured debt were substantially different (greater than 10%) than the original debt terms and has treated the transaction as a debt extinguishment. The debt extinguishment was calculated by comparing the carrying value of the original debt instrument to the carrying value of the modified debt instrument. A resulting gain of $5,047, which includes a reduction in the stated value of $4,500, a reduction in the accrued dividends of $176, and a reduction in the related derivative liability of $371, was recorded at February 28, 2007.

Note 13 - Stock Options and Stock Based Compensation

As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, as amended, until August 31, 2006, the Company accounted for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation was recognized and amortized to expense over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equaled or exceeded the market price of the underlying shares on the date of grant no compensation expense was recognized.

Impact of the Adoption of SFAS 123(R)

Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised 2004), “Share Based Payment” using the modified-prospective transition method. Under this transition method, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three and six months ended February 28, 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of August 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to August 31, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

The Company’s consolidated interim financial statements for the three and six months ended February 28, 2007 reflect the impact of adopting SFAS 123(R). The impact on the Company’s results of operations of recording stock-based compensation for the three and six month periods ended February 28, 2007 was approximately $35 and $84, respectively, and was recorded in general and administrative expenses. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended February 28, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates. In the pro forma information required under SFAS 148 for the periods prior to September 1, 2006, forfeitures were accounted for as they occurred.

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. There were no stock options exercised in the six months ended February 28, 2007 and February 28, 2006.

In accordance with the modified prospective method, the consolidated interim financial statements for prior periods were not restated but the impact of adopting SFAS 123(R) on those periods is discussed below. The table below shows net loss per share attributable to common stockholders for the three and six months ended February 28, 2006 as if the Company had elected the fair value method of accounting for stock options effective September 1, 2005.

	Three Months Ended	Six Months Ended
	2/28/2006	2/28/2006
Net loss attributable to common shareholders, as reported	$(2,964)	$(9,368)

Add: stock-based employee compensation in reported net loss, net of related tax effects	-	-
Deduct: stock-based employee compensation determined under fair value method for all awards, net of related tax effects.	(2)	(2)

Proforma net loss attributable to common shareholders, as adjusted	$(2,966)	$(9,370)

Loss per share attributable to common shareholders:
Basic and diluted, as reported	$(0.07)	$(0.24)
Basic and diluted, as adjusted	$(0.07)	$(0.24)

Employee Stock Options

On October 9, 2006, the Company granted Scott Hensell, its Chief Financial Officer an option to purchase 100,000 shares of common stock at a per share exercise price of $.83. The option vests in accordance with the following schedule: 1/2 of the total shares vest immediately on October 9, 2006 and ½ of the total shares vest on October 9, 2007.

On November 13, 2006, the Company granted Mike Kadlec, its Executive Vice President an option to purchase 100,000 shares of common stock at a per share exercise price of $1.00. The option vests in accordance with the following schedule: 1/2 of the total shares vest immediately on November 13, 2006 and ½ of the total shares vest on November 13, 2007.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the six months ended February 28, 2007:

Six Months Ended
2/28/2007

Risk-free interest rate	4.68%
Expected lives (in years)	1.5 - 2.0
Dividend yield	0%
Expected volatility	142.24% - 144.43%

Stock option activity is summarized as follows:
Three Months Ended
2/28/2007

Outstanding, December 1	1,245,000
Granted	-
Exercised	-
Forfeited	-
Outstanding, February 28	1,245,000

Non-vested, December 1	150,000
Grants	-
Vested	(50,000)
Forfeitures	-
Non-vested, February 28	100,000

Average exercise price per share:
Outstanding, December 1	$0.72
Granted	$0.92
Forfeited	$-
Outstanding, February 28	$0.72
Exercisable	$0.70
Non-Vested, December 1	$0.92
Non-Vested, February 28	$0.92

Weighted-average remaining term of outstanding options and warrants	1.6 years
Weighted-average remaining term of exercisable options and warrants	1.5 years

Six Months Ended
2/28/2007

Outstanding, September 1	1,045,000
Granted	200,000
Exercised	-
Forfeited	-
Outstanding, February 28	1,245,000

Non-vested, September 1	50,000
Grants	200,000
Vested	(150,000)
Forfeitures	-
Non-vested, February 28	100,000

Average exercise price per share:
Outstanding, September 1	$0.68
Granted	$0.92
Forfeited	$-
Outstanding, February 28	$0.72
Exercisable	$0.70
Non-Vested, September 1	$0.33
Non-Vested, February 28	$0.92

Weighted-average remaining term of outstanding options and warrants	1.6 years
Weighted-average remaining term of exercisable options and warrants	1.5 years

Note 14 - Federal Excise Tax Refund

In May 2006, the United States Treasury Department formally conceded the legal dispute over federal excise taxes on long distance telephone service. Accordingly, the Internal Revenue Service will process principal and interest refunds for all Federal Excise Taxes (FET) paid for long distance services during the last three years. As a result of the change, the Company has established a recoverable for FET amounts that have historically been included in the cost of sales as reported in historical financial statements.

At February 28, 2007, the Company has recorded an FET Recoverable of $3,989. The Company expects to collect this amount as a refund on the August 31, 2007 corporate income tax return.

Note 15 - Universal Service Fund Refund

In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC, the Universal Service Funds (“USF”). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We, and most of our competitors, pass through these USF contributions in the price of our interstate services, either as a separate surcharge or as part of the base rate. In turn, we remit amounts owed to the USF on a quarterly basis. We directly remit contributions to the USF administrator for our prepaid wireless services and indirectly pay contributions applicable to our wire line services through our underlying suppliers.

Pursuant to FCC Regulation 54.706(c), from November 1, 1999 to April 1, 2003, a provider of interstate and international retail communications services is not required to contribute to the USF based on its international telecommunications end-user revenues if its interstate telecommunications end-user revenues constitute less than eight (8%) percent of its combined interstate and international end-user revenues. Effective April 1, 2003, the FCC raised the Limited International Revenue Exemption (LIRE) threshold to twelve (12%) percent. As our prepaid international calling card division’s end-user revenues are ninety-eight point eight (98.8%) percent and thus greater than eighty-eight (88%) percent international end-user revenues, we are exempt from USF contributions for the vast majority of revenue generated by our calling card division. Any changes to this exemption by the FCC would impact the future profitability of our communications division.

In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state.

At February 28, 2007, the Company has recorded a USF Recoverable of $4,024 (see additional discussion in Note 20). This amount relates to amounts owed to the Company from providers other than AT&T Corp. (“AT&T”). For additional discussion on the status of USF as it relates to AT&T, see additional discussion in Note 16.

Note 16 - Litigation

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

On December 5, 2006, Oblio filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). Oblio is seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for USF charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. Oblio estimates that it and its predecessor have paid AT&T at least $61,913 in USF charges from 2001 to October 2006, but has not determined the USF charges it paid in 1999 and 2000. The fees paid to AT&T by Oblio for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other FCC charges, AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s belief its Prepaid Card Service was exempt under the law.

In February 2005, the FCC issued an order which made it clear that AT&T is required to pay USF charges on its Prepaid Card Service, a large percentage of which was resold to the public through Oblio. The order required AT&T and all companies providing calling card services similar to those described in the order to file new or revised Form 499s to properly report revenues consistent with the Order’s findings.

In compliance with the FCC order, Oblio has registered with the FCC as an Interstate Telecommunications Service Provider. Oblio is now considered to be a direct contributor. As a direct contributor, over 98% of Oblio’s revenue is exempt from USF contributions and other Universal Service Administrative Company’s mandated fees to AT&T or other wholesale telecommunications service providers due to a specific FCC rule exemption applicable to international services.

AT&T maintains that Oblio it did not charge USF fees, and if it did, Oblio is not owed any refund of USF payments made by Oblio to AT&T from 1999 to October 2006.

No amounts have been recorded in the accompanying financial statements associated with this litigation.

Note 17 - Segment Information

The Company considers itself in two distinct operating segments.

The Company through its subsidiaries, PCB West and PCB East, is a fabrication service provider of time sensitive, high tech, prototype and pre-production printed circuit boards, providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. The Company considers this its PCB business segment.

The Company through its subsidiary, Oblio, is engaged in the creation, marketing, and distribution of prepaid telephone products for the wire line and wireless markets and other related activities. The Company acquired Oblio in a transaction that was completed on August 12, 2005.

	Three Months Ended				Three Months Ended
	2/28/2007				2/28/2006
	PCB	Oblio	Corp.	Total	PCB	Oblio	Corp.	Total
Sales:	5,140	30,938	-	36,078	4,699	21,304	-	26,003
Interest expense:	(182)	1,602	4	1,424	1,155	607	-	1,762
Net Income (Loss):	127	2,582	(1,217)	1,492	(1,688)	(1,276)	-	(2,964)
Assets:	6,168	49,544	295	56,007	7,132	38,076	-	45,208
Equipment and improvements (Gross):	4,595	411	-	5,006	2,058	179	-	2,237
Additions:	56	36	-	92	38	164	-	202
Disposals:	-	-	-	-	-	-	-	-
Depreciation expense:	167	32	-	199	164	1	-	165
Goodwill and intangible assets (Gross):	65	31,142	-	31,207	-	28,319	-	28,319
Amortization expense:	-	1,335	-	1,335	-	1,322	-	1,322

	Six Months Ended				Six Months Ended
	2/28/2007				2/28/2006
	PCB	Oblio	Corp.	Total	PCB	Oblio	Corp.	Total
Sales:	10,551	55,512	-	66,063	9,112	44,571	-	53,683
Interest expense:	(31)	2,257	4	2,230	2,303	1,022	-	3,325
Net Loss:	(5,047)	1,544	(1,845)	(5,348)	(7,845)	(1,455)	-	(9,300)
Assets:	6,168	49,544	295	56,007	7,132	38,076	-	45,208
Equipment and improvements (Gross):	4,595	411	-	5,006	2,058	179	-	2,237
Additions:	94	68	-	162	38	164	-	202
Disposals:	4	-	-	4	-	-	-	-
Depreciation expense:	313	52	-	365	309	2	-	311
Goodwill and intangible assets (Gross):	65	31,142	-	31,207	-	28,319	-	28,319
Amortization expense:	-	2,669	-	2,669	-	2,497	-	2,497

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States.

Note 18 - Recently Adopted Accounting Pronouncements

 In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognizing of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning September 1, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary, SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our financial position or results from operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s fiscal year beginning September 1, 2007 and all financial statements issued in thereafter; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

Note 19 - PCB Spin-off

The Company’s Board of Directors has authorized a definitive strategic plan to spin-off its PCB Division manufacturing business to its shareholders, creating a new, more strategic independent public entity. The spin-off will allow the Company to accelerate strategic transaction flow at all divisions which will significantly build overall shareholder value. The spin-off will be accomplished through the pro rata dividend of 100% of Titan PCB to all shareholders of record on the record date set by the Company. The Company will make the appropriate filings with the SEC and expects the spin-off to be completed during the Company’s 2007 fiscal year.

Note 20 - Subsequent Events

On March 18, 2007, Oblio entered into a settlement and release agreement with Sprint Communications Company, L.P. (“Sprint”). Pursuant to the Settlement Agreement, Sprint has agreed to provide an invoice credit of $1,909 in full for amounts related to contributions made by Sprint on behalf of the Company to the USF Administrator from January 1, 2006 through December 31, 2006. Sprint has also agreed to issue an invoice credit for USF charges paid by Oblio in the first, second, and third quarters of 2007 for the sale of Sprint communications services that Oblio purchases pursuant to the Sprint Prepaid Pin Distribution Agreement entered into between Sprint and Oblio, where such USF charges were included in the billings in 2006. The reimbursement is calculated as the difference between the amount Sprint owed for the USF including Oblio’s revenues and the amount Sprint owed for the USF without Oblio’s revenues.

Oblio received the $1,909 credit effective March 18, 2007. Oblio expects to receive the remaining balance of $2,115 recorded in USF Recoverable at February 28, 2007 in invoice credits during the third and fourth quarters of fiscal year 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

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

Summary Corporate Background

The Company is a diversified holding company with a dynamic portfolio of subsidiaries that capitalize on the ever-expanding worldwide demand for new communications and connectivity services and products. The Company is committed to providing consumers with the tools they need to thrive by connecting them to family, friends and colleagues.

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

On July 28, 2005, Farwell Equity Partners, LLC (“Farwell”) and its newly formed acquisition subsidiary, Oblio entered into an Asset Purchase Agreement with Oblio Telecom L.L.P. (“Seller”) and its sole owners, Sammy Jibrin and Radu Achiriloaie (“Selling Owners”), for the purchase of substantially all of the assets of Seller. This transaction closed on August 12, 2005, upon Oblio obtaining financing for the acquisition. Also, effective on August 12, 2005 and immediately following the aforementioned closing, Farwell contributed its 1,000 shares of the common stock of Oblio to Titan, which stock represents all of the authorized and outstanding common stock of Oblio. Upon receipt of the Oblio common stock by Titan, Oblio became a wholly-owned subsidiary of Titan.

Through the Oblio acquisition, the Company also acquired Pinless, Inc. Pinless offers customers the ability to access prepaid international calling features via e-commerce or pinless residential dialing. Pinless supports first and second generation Americans that have established credit and prefer the convenience of managing their account purchases of prepaid communications services and products online through our website WhyUseIt.com.

On April 17, 2006, the Company established StartTalk, Inc. to own and operate switching equipment. This switching equipment enables the Company to rapidly deploy and efficiently deliver prepaid international telecommunications services at favorable cost structures. StartTalk owns, operates and leases switching equipment in two strategic locations in the United States.

On September 28, 2006, the Company established Titan Wireless Communications, Inc. Titan Wireless is the Company’s prepaid wireless communications subsidiary and is a Mobile Virtual Network Operator (“MVNO”). Titan Wireless markets its MVNO through two brands, BRAVO cellular and the newly launched Picante Movil.

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

Sales. In our communications division, we recognize sales upon the activation of our prepaid calling cards by our customers or the transfer of risk of loss on our prepaid wireless handsets. We record net sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results. At February 28, 2007, we had $0 allowance for returns and an allowance for doubtful accounts of $210. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

We expect sales to continue to grow in our communications division as we increase our market penetration in the international prepaid calling card sector and continue to launch new product offerings in our prepaid wireless communications sector. We added internal call termination capacity in fiscal year 2006 through our StartTalk subsidiary that accelerates our prepaid international calling cards time to market and offers favorable cost of services rendered through our least cost routing software. This will continue to create sales growth as we are enabled to quickly respond to customer’s needs in a more profitable manner. The addition of Titan Wireless will provide the resources and ability for us to leverage existing distribution networks and brand identities into subscriber growth, thus increasing sales in our prepaid wireless sector as well.

In our electronics and homeland security division, we recognize sales upon shipment to our customers. We record net sales as gross sales less an allowance for returns and discounts. At February 28, 2007 we had approximately 263 customers in our electronics and homeland security division. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because our customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At February 28, 2007, we had an allowance for returns of $120 and an allowance for doubtful accounts of $170. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

Cost of Sales. In our communications division, cost of sales consists of network costs associated with terminating our customer’s traffic, regulatory fees, printing and shipping. The cost of wireless handsets is also included in cost of sales in our prepaid wireless division as well. Our cost of sales can fluctuate with changes in the amount of traffic to certain destinations, changes in the regulatory fees to certain destinations and method of call termination. We expect cost of sales to decrease in fiscal year 2007 as we have added significant internal call termination capacity through our StartTalk subsidiary. This capacity utilizes least cost routing software which chooses routes real time from many suppliers for each destination to maintain a competitive cost base and acceptable call quality.

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

Operating and Non-Operating Expenses. Each division’s operating expenses for the three months ended February 28, 2007 and 2006 and for the six months ended February 28, 2007 and 2006 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

Selling and marketing expenses consist primarily of salaries and commissions paid to its internal sales team, commissions paid to independent sales representatives and costs associated with advertising and marketing activities. We expect our selling and marketing expenses to fluctuate as a percentage of sales as we add new personnel, develop new independent sales representative channels and advertise the products and company.

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

Results of Operations

As of February 28, 2007, the Company had a working capital deficit of $8,609 and an accumulated deficit of $32,300. The Company generated sales of $36,078 and $26,003 for the three months ended February 28, 2007 and 2006, respectively and incurred net income and net loss of $1,492 and $2,964, respectively. The Company generated sales of $66,063 and $53,683 for the six months ended February 28, 2007 and 2006, respectively and incurred net losses of $5,348 and $9,300, respectively. In addition, the Company generated $3,776 and $971 of cash flow from operations during the six months ended February 28, 2007 and 2006 respectively.

Three Months Ended February 28, 2007 Compared to the Three Months Ended February 28, 2006.

The following table sets forth statement of operations data for the three months ended February 28, 2007 and 2006 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended
	2/28/2007		2/28/2006
Sales	$36,078	100%	$26,003	100%
Cost of Sales	32,223	89	23,939	92
Gross Profit	3,855	11	2,064	8
Operating Expenses:
Sales and Marketing	576	2	459	2
General and Administrative	2,680	7	1,133	4
Amortization of Intangibles	1,335	4	1,322	5
Total Operating Expenses	4,591	13	2,914	11
Operating Income	(736)	(2)	(850)	(3)
Interest Income	20	0	25	0
Interest Expense	(1,424)	(4)	(1,762)	(7)
Gain/(loss) value of Derivative Instruments	(4,158)	(12)	318	1
Gain/(loss) extinguishment of debt	7,790	22	(695)	(3)
Net Loss	$1,492	4%	$(2,964)	(11)%

Sales. Sales increased by $10,075 or 39% from $26,003 in the three months ended February 28, 2006 to $36,078 in the three months ended February 28, 2007. Sales in the Company’s communications division increased $9,634 or 45% in the three months ended February 28, 2007 compared to the three months ended February 28, 2006. The increase in sales in our communications division is due to the expansion of products on our StartTalk switching network offset by decreases in product sales purchased from third party providers. Sales in the Company’s electronics and homeland security division increased $441 or 9% in the three months ended February 28, 2007 compared to the three months ended February 28, 2006. The increase in sales in our electronics and homeland security division is primarily attributable to continued growth and market penetration in the production of quick-turn and prototype printed circuit boards. The Company commands higher panel prices and better operating margins in quick-turn and prototype work.

Cost of Sales. Cost of sales increased $8,284 or 35%, from $23,939 in the three months ended February 28, 2006 to $32,223 in the three months ended February 28, 2007, and as a percentage of sales decreased from 92% in the three months ended February 28, 2006 to 89% in the three months ended February 28, 2007. The cost of sales increased in the communications division by $7,191 or 36% from 19,975 for the three months ended February 28, 2006 to $27,166 for the three months ended February 28, 2007 due to the sales increase of 45% in the comparable periods offset by lower cost of sales associated with a higher percentage of sales in the current period that are not subject to Universal Service Fees produced through our StartTalk subsidiary and or include an anticipated recovery of Universal Service Fees for the 2007 period without a corresponding recovery being recognized in the comparable period in 2006. The cost of sales increased in the electronics and homeland security division by $1,093 or 28% from $3,964 for the three month period ending February 28, 2006 to $5,057 for the three month period ending February 28, 2007 due to the 9% increase in sales in the comparable periods and higher raw material costs for the most recent three month period when compared to the prior period.

Sales and Marketing. Sales and marketing expenses increased by $117 or 26%, from $459 in the three months ended February 28, 2006 to $576 in the three months ended February 28, 2007. As a percentage of sales, sales and marketing expense remained flat at 2% in the three months ended February 28, 2006 and in the three months ended February 28, 2007. This increase is primarily attributable to larger marketing staff in our electronics and homeland security division in the three months ended February 28, 2007 as compared to the three months ended February 28, 2006.

General and Administrative Expenses. General and administrative expenses increased $1,547 or 137% from $1,133 in the three months ended February 28, 2006 to $2,680 in the three months ended February 28, 2007. As a percentage of sales, general and administrative expense increased from 4% in the three months ended February 28, 2006 to 7% in the three months ended February 28, 2007. This increase is due to staff additions in our communications division for our customer service department servicing our prepaid wireless and switched network prepaid long distance cards, staffing for managing our StartTalk subsidiary, staffing for our e-commerce initiative, increased corporate expenses, and an increase in professional service fees for the comparable periods.

Amortization of Intangibles. Amortization of intangibles increased $13 or 1% from $1,322 in the three months ended February 28, 2006 to $1,335 in the three months ended February 28, 2007. As a percentage of sales, amortization of intangibles decreased from 5% in the three months ended February 28, 2006 to 4% in the three months ended February 28, 2007. Amortization of intangibles increased during the three months ended February 28, 2007 due to the Sprint implementation and the setup of our customer service call center that were not amortized in the three months ended February 28, 2006 comparable prior period.

Interest Expense. Interest expense decreased $338 or 19%, from interest expense of $1,762 in the three months ended February 28, 2006 to $1,424 in the three months ended February 28, 2007. As a percentage of sales, interest expense decreased from 7% in the three months ended February 28, 2006 to 4% in the three months ended February 28, 2007. Interest expense decreased during the applicable periods due to fluctuations in the carrying value of derivative instruments and the resulting effective interest charges and changes in the fair value of the related bifurcated debt instruments compared to the associated freestanding options, warrants and registration rights agreements as applicable.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Company recognized a loss from the change in fair value of its derivative liabilities of $4,158 in the three months ended February 28, 2007 and a gain from the change in fair value of derivative liabilities of $318 in the three months ended February 28, 2006.

Gain from Debt Extinguishment. As a result of the refinancing of the Company’s debt on December 29, 2006, (See Note 12 Gain or Loss on Extinguishment of Debt), the Company recorded a debt extinguishment gain of $7,790 in the three months ended February 28, 2007. For the three months ended February 28, 2006, the Company recorded a debt extinguishment loss of $695.

Six Months Ended February 28, 2007 Compared to the Six Months Ended February 28, 2006.

The following table sets forth statement of operations data for the three months ended February 28, 2007 and 2006 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Six Months Ended
	2/28/2007		2/28/2006
Sales	$66,063	100%	$53,683	100%
Cost of Sales	58,779	89	49,510	92
Gross Profit	7,284	11	4,173	8
Operating Expenses:
Sales and Marketing	1,075	2	884	2
General and Administrative	4,553	7	2,156	4
Amortization of Intangibles	2,669	4	2,497	5
Total Operating Expenses	8,297	13	5,537	10
Operating Income	(1,013)	(2)	(1,364)	(3)
Interest Income	20	0	26	0
Interest Expense	(2,230)	(3)	(3,325)	(6)
Gain/(loss) value of Derivative Instruments	(9,915)	(15)	(3,942)	(7)
Gain/(loss) extinguishment of debt	7,790	12	(695)	(1)
Net Loss	$(5,348)	(8)%	$(9,300)	(17)%

Sales. Sales increased by $12,380 or 23% from $53,683 in the six months ended February 28, 2006 to $66,063 in the six months ended February 28, 2007. Sales in the Company’s communications division increased $10,940 or 25% in the six months ended February 28, 2007 compared to the six months ended February 28, 2006. The increase in sales in our communications division is due to the expansion of products on our StartTalk switching network offset by decreases in product sales purchased from third party providers. Sales in the Company’s electronics and homeland security division increased $1,440 or 16% in the six months ended February 28, 2007 compared to the six months ended February 28, 2006. The increase in sales in our electronics and homeland security division is primarily attributable to continued growth and market penetration in the production of quick-turn and prototype printed circuit boards. The Company commands higher panel prices and better operating margins in quick-turn and prototype work.

Cost of Sales. Cost of sales increased $9,269 or 19%, from $49,510 in the six months ended February 28, 2006 to $58,779 in the six months ended February 28, 2007, and as a percentage of sales decreased from 92% in the six months ended February 28, 2006 to 89% in the six months ended February 28, 2007. The cost of sales increased in the communications division by $7,405 or 18% from 41,186 for the six months ended February 28, 2006 to $48,591 for the six months ended February 28, 2007 due to an increase in sales of 25% offset by lower cost of sales associated with a higher percentage of sales in the current period that are not subject to Universal Service Fees produced through our StartTalk subsidiary and or include an anticipated recovery of Universal Service Fees for the 2007 period without a corresponding recovery being recognized in the comparable period in 2006. The cost of sales increased in the electronics and homeland security division by $1,864 or 22% from $8,324 for the six month period ending February 28, 2006 to $10,188 for the six month period ending February 28, 2007 due to a 16% increase in sales during the same period offset by higher raw material costs for the most recent six month period when compared to the prior period..

Sales and Marketing. Sales and marketing expenses increased by $191 or 22%, from $884 in the six months ended February 28, 2006 to $1,075 in the six months ended February 28, 2007. As a percentage of sales, sales and marketing expense remained flat at 2% in the six months ended February 28, 2006 and in the six months ended February 28, 2007. This increase is primarily attributable to the larger marketing staff in our electronics and homeland security division in the six months ended February 28, 2007 as compared to the six months ended February 28, 2006.

General and Administrative Expenses. General and administrative expenses increased $2,397 or 111% from $2,156 in the six months ended February 28, 2006 to $4,553 in the six months ended February 28, 2007. As a percentage of sales, general and administrative expense decreased from 8% in the six months ended February 28, 2006 to 7% in the six months ended February 28, 2007. This increase is due to staff additions in our communications division for our customer service department servicing our prepaid wireless and switched network prepaid long distance cards, staffing for managing our StartTalk division, staffing for our e-commerce initiative, increased corporate expenses, and an increase in professional service fees for the comparable periods.

Amortization of Intangibles. Amortization of intangibles increased $172 or 7% from $2,497 in the six months ended February 28, 2006 to $2,669 in the six months ended February 28, 2007. As a percentage of sales, amortization of intangibles decreased from 5% in the six months ended February 28, 2006 to 4% in the six months ended February 28, 2007. Amortization of intangibles increased during the six months ended February 28, 2007 due to the inclusion of a full six months of amortization related to our MNVO contract, Sprint implementation, and the setup of our customer service call center. The MNVO contract was amortized for four months and the Sprint implementation and the customer service call center were not amortized during the six months ended February 28, 2006.

Interest Expense. Interest expense decreased $1,095 or 33%, from interest expense of $3,325 in the six months ended February 28, 2006 to $2,230 in the six months ended February 28, 2007. As a percentage of sales, interest expense decreased from 6% in the six months ended February 28, 2006 to 3% in the six months ended February 28, 2007. Interest expense decreased during the applicable periods due to fluctuations in the carrying value of derivative instruments and the resulting effective interest charges and changes in the fair value of the related bifurcated debt instruments compared to the associated freestanding options, warrants and registration rights agreements as applicable.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Company recognized non-cash losses from the change in fair value of its derivative liabilities of $9,915 and $3,942 in the six months ended February 28, 2007 and 2006, respectively.

Gain from Debt Extinguishment. As a result of the refinancing of the Company’s debt on December 29, 2006, (See Note 12 Gain or Loss on Extinguishment of Debt), the Company recorded a debt extinguishment gain of $7,790 in the six months ended February 28, 2007. For the six months ended February 28, 2006, the Company recorded a debt extinguishment loss of $695.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $15,000 revolving credit facility in our communications division and our $3,000 revolving credit facility in our electronics and homeland securities division. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of February 28, 2007, we had a total of $2,153 in unrestricted cash and cash equivalents. As of February 28, 2007, we also had restricted cash and cash equivalents and short-term investments of $750 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

We currently intend to seek opportunities to acquire strategic assets that will enhance our communications division and our electronics and homeland securities division. We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Operating Activities. Cash provided by operating activities was $3,776 during the six months ended February 28, 2007 compared to cash provided by operating activities of $971 during the six months ended February 28, 2006. The increase in cash provided by operations was due to an increase in trade accounts payable offset by an increase in accounts receivable and Universal Service Fund fees receivables.

Investing Activities. Cash used in investing activities was $162 during the six months ended February 28, 2007 compared to cash used in investing activities of $1,028 during the six months ended February 28, 2006. The decrease in cash used in investing activities is due to a decrease in capital expenditures and a decrease in investment in restricted short term investments used to collateralize obligations during the comparable periods.

Financing Activities. Cash used in financing activities during the six months ended February 28, 2007 was $2,862 compared to cash used in financing activities of $1,401 during the six months ended February 28, 2006. The increase in cash used by financing activities is due to an increase in payments on the current portion of long term debt and capitalized loan fees offset by an increase in proceeds from loans payable during the comparable periods.

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

Impact of Inflation

The cost of our products produced in our electronics and homeland security division is influenced by the cost of a wide variety of raw materials, including precious metals such as gold used in plating, copper and brass used for contacts, and plastic material used in molding connector components. Generally, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs. We have no assurance, however, that we will be able to similarly offset such cost increases in the future.

Seasonality

The Company has experienced sales fluctuations due to customer business shut downs over December holidays and the slow down of purchasing activities in the summer during peak vacation months.

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60") suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: revenue recognition, which affects sales, inventory valuation, which affects its cost of sales and gross margin; and allowance for doubtful accounts and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

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

Long-lived Assets.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Our independent registered public accounting firm reported to our Board of Directors certain conditions involving internal controls which they believe represent material weaknesses in our internal control environment. These matters are with regard to segregation of duties within the accounting function, lack of standardized operating and review procedures, limited access to historical accounting records and the performance of timely month end close processes. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Our management and the Board of Directors agreed with our independent registered public accounting firm on the matter raised in their report and agreed to address the material weakness. To remediate this internal control weakness, the Company will continue to add sufficient accounting personnel to properly segregate duties and to affect a timely, accurate close of the financial statements.

Changes in internal controls: During the three months ended February 28, 2007, the Company strengthened its system of internal controls by augmenting the accounting staff, establishing standardized operating and review procedures, streamlining our month end close process and increasing the segregation of duties. A new Chief Financial Officer joined the Company in October 2006 and the Company hired a financial reporting manager in February 2007.

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

In February 2005, the FCC issued an order which made it clear that AT&T is required to pay USF charges on its Prepaid Card Service, a large percentage of which was resold to the public through Oblio. The order required AT&T and all companies providing calling card services similar to those described in the order to file new or revised Form 499s to properly report revenues consistent with the Order’s findings.

In compliance with the FCC order, Oblio has registered with the FCC as an Interstate Telecommunications Service Provider. Oblio is now considered to be a direct contributor. As a direct contributor, over 98% of Oblio’s revenue is exempt from USF contributions and other Universal Service Administrative Company’s mandated fees to AT&T or other wholesale telecommunications service providers due to a specific FCC rule exemption applicable to international services.

AT&T maintains that Oblio it did not charge USF fees, and if it did, Oblio is not owed any refund of USF payments made by Oblio to AT&T from 1999 to October 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 29, 2006 we entered into a credit facility with Greystone Business Credit II LLC. As consideration for entering into the credit facility, we issued to Greystone 500,000 shares of common stock and warrants to purchase 500,000 shares of our common stock at a price of $1.00 per share for a term of 5 five years.

On December 29, 2006, we issued 250,000 shares of our Common Stock to F&L, LLP in connection with an agreement to reduce the number of Oblio Telecom Inc.’s outstanding Series A Preferred from 9,000 shares with a stated value of $9,000,000 to 4,500 shares with a stated value of $4,500,000.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission Filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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