Form 10QSB
period 2007-05-31
Titan Global Holdings, Inc.
filed 2007-07-16
CIK 770471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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
Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 11, 2007 the Company had 49,038,552 shares of its par value $0.001 common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TITAN GLOBAL HOLDINGS, INC.

TABLE OF CONTENTS

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

Titan Global Holdings, Inc.

Unaudited Consolidated Balance Sheet

May 31, 2007

(In thousands, except common and preferred stock share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,388
Restricted short-term investment	750
Accounts receivable, trade (less allowance for doubtful accounts of $2,419 and allowance for sales returns of $120)	14,967
Universal Service Fund fees recoverable	2,115
Federal Excise Tax recoverable	3,989
Inventory, net	2,136
Prepaid expenses and other current assets	687
Total current assets	26,032
Equipment and improvements, net	2,295
Definite-lived intangible assets, net	18,352
Capitalized loan fees, net	562
Goodwill	6,661
Other assets	162
Total assets	$54,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$19,297
Accrued liabilities	10,419
Short-term notes	98
Current portion of long-term debt	3,834
Total current liabilities	33,648
Long-term seller-financed note	1,603
Redeemable, convertible preferred stock - 4,500 shares authorized, issued, and oustanding (preference in liquidation of $4,710)	4,710
Line of credit	7,844
Long-term debt	5,357
Long-term derivative liabilities	8,975
Other long-term liability	114
Total liabilities	62,251
Stockholders' deficit:
Common stock-$0.001 par value; 950,000,000 shares authorized; 49,129,052 shares issued	49
Additional paid-in capital	18,523
Accumulated deficit	(26,650)
Treasury stock, at cost, 90,500 shares	(109)
Total stockholders' deficit	(8,187)
Total liabilities and stockholders' deficit	$54,064

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	5/31/2007	5/31/2006	5/31/2007	5/31/2006

Sales - Communications division	$24,626	$23,146	$80,138	$67,717
Sales - Electronics and homeland security division	6,174	5,723	16,726	14,835
Total sales	30,800	28,869	96,864	82,552

Cost of sales - Communications division	15,741	21,155	64,333	62,577
Cost of sales - Electronics and homeland security division	5,826	4,898	16,014	12,986
Total cost of sales	21,567	26,053	80,347	75,563

	9,233	2,816	16,517	6,989

Operating expenses:
Sales and marketing	406	439	1,481	1,323
General and administrative expenses	5,011	1,074	9,564	3,231
Amortization of intangibles	1,369	1,360	4,038	3,856

Income (loss) from operations	2,447	(57)	1,434	(1,421)

Other income (expenses):
Interest income	22	-	43	-
Interest expense	(953)	(2,980)	(3,184)	(6,305)
Gain (loss) on value of derivative instruments	4,135	(1,551)	(5,780)	(5,493)
Gain (loss) on extinguishment of debt	-	-	7,790	(695)
Miscellaneous	-	39	-	63

Income (loss) before income taxes	5,651	(4,549)	303	(13,851)
Provision for income taxes	-	-	-	-

Net income (loss)	5,651	(4,549)	303	(13,851)
Accrual of preferred stock dividend	(34)	-	(101)	(68)
Net income (loss) applicable to common shareholders	$5,617	$(4,549)	$202	$(13,919)

Net income (loss) applicable to common shareholders per share:
Basic	$0.11	$(0.10)	$0.00	$(0.34)
Diluted	$0.05	$(0.10)	$0.00	$(0.34)

Number of weighted average common shares outstanding:
Basic	49,113,900	44,586,052	49,121,801	40,473,424
Diluted	59,935,688	44,586,052	49,848,417	40,473,424

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	05/31/2007	05/31/2006

Cash flows from operating activities:
Net Income (loss)	$303	$(13,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	578	808
Bad debt and sales return allowances	2,137	-
Non-cash compensation	187	-
Non-cash asset retirement obligation accretion expense	6	-
Non-cash interest expense	344	96
Amortization of debt discounts and bank fees	444	6,192
Amortization of intangibles	4,038	2,606
Loss on fair value of derivative liabilities	5,780	5,306
(Gain) loss on debt extinguishment	(7,790)	695
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(3,618)	(2,378)
Inventory	283	754
Prepaid expenses and other current assets	(130)	(287)
Other assets	3	(1,237)
Universal Service Fund fee recoverable	(638)	-
Federal Excise Tax recoverable	(243)	-
Accounts payable and accrued liabilities	8,412	2,496
Total adjustments	9,793	15,051
Net cash provided by operating activities	10,096	1,200

Cash flows from investing activities:
Equipment and improvements expenditures	(407)	(434)
Restricted investment to collateralize obligation	-	(750)
Net cash used in investing activities	(407)	(1,184)

Cash flows from financing activities:
Proceeds from loans payable from related parties	-	450
Proceeds from issuance of long term debt, net of financing cost	7,484	-
Proceeds from lines of credit, net of repayments	(3,188)	2,809
Payments on long-term debt	(13,205)	(3,356)
Capitalized loan fees	(684)	-
Purchase of treasury stock	(109)	-
Net cash used in financing activities	(9,702)	(97)

Net decrease in cash	(13)	(81)
Cash and cash equivalents at beginning of period	1,401	2,242
Cash and cash equivalents at end of period	$1,388	$2,161

Supplemental disclosures of cash flow information:
Interest Paid	$2,346	$2,385

Non-cash activities:
Issuance of common stock for capitalized debt costs	$15	$-
Net assets acquired through asset purchase agreement	3,401	-
Issuance of common stock to related parties upon conversion of debt	-	592
Issuance of common stock for reducing redeemable preferred stock	253	-
Issuance of common stock to Chief Executive Officer	305	-
Issuance of common stock in connection with lender credit facility	505	-

The accompanying notes form an integral part of the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited consolidated financial statements of Titan Global Holdings, Inc. and its subsidiaries, (“Titan”, “We” or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are included herein. Operating results for the three-month period ended May 31, 2007 and the nine-month period ended May 31, 2007 are not indicative of the results that may be expected for the fiscal year ending August 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2006 as filed with the Securities and Exchange Commission on December 15, 2006. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. All numbers referenced below are stated in thousands except per share amounts unless otherwise noted.

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

Communications Segment

The Company, through its subsidiaries, Oblio, Titan Wireless, Pinless and StartTalk, which comprise its communications division, provides prepaid international phone cards and prepaid wireless services. The communications division creates and distributes prepaid offerings that provide first and second generation Americans efficient means to complete international calls and to maintain wireless services. These prepaid communications products are sold directly to wholesale distributors and large chain retailers in all 50 United States and Puerto Rico.

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

Liquidity:

For the three months ended May 31, 2007, the Company had net income of $5,651. For the nine months ended May 31, 2007, the Company had net income of $303 and generated cash in operations of $10,096. As of May 31, 2007 the Company had a net working capital deficit of $7,616. The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated from operations and cash available from borrowings under its revolving credit facilities. The Company may also generate liquidity from offerings of debt and or equity in the capital markets. As of May 31, 2007, the Company has a total of $1,388 in unrestricted cash and cash equivalents. As of May 31, 2007, it also had restricted investments of $750 that included funds set aside or pledged to secure letters of credit with a key supplier. Management believes the Company’s existing cash and cash equivalents, liquidity under its revolving credit facility and anticipated cash flows from operations will be sufficient to meet its operating and capital requirements at least for the next twelve months.

Note 2 - Asset Purchase

Ready Mobile, LLC
On May 11, 2007, the Company through its subsidiary Titan Wireless acquired certain assets of Ready Mobile, LLC. Ready Mobile is in the business of creating, marketing, and distributing prepaid telephone products for the wireless markets. Titan Wireless acquired these assets to expand its wireless footprint into the convenient store market. Pursuant to the terms of the Asset Purchase Agreement dated and effective April 9, 2007, the Company agreed to pay consideration equal to 55% of earnings before interest, depreciation, taxes, and amortization (EBITDA) for the first 36 months subsequent to the closing, payable monthly in arrears. The EDITDA calculation is based on revenue from the acquired distribution channels offset by a formula based expense structure. As of May 31, 2007, the Company has accrued $3,401 of consideration and recorded it as debt.

The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$699
Intangible assets acquired
Existing Subscribers	384
Contracts for retail locations	551
Trade names	1,224
Goodwill	989
Total assets acquired	3,847
Liabilities assumed	446
Net assets acquired	$3,401

The acquisition was accounted for using the purchase method of accounting. Existing subscribers’ intangible assets will be amortized over their estimated useful life of five years.  Contracts for retail locations intangible assets will be amortized over their estimated useful life of fifteen years. Trade names intangible assets are considered an indefinite intangible asset and will therefore not be amortized but tested annually for impairment. The purchase price allocated to the intangible assets was determined by management’s estimate based on a model developed by a professional valuation group.  Goodwill represents the excess of merger consideration over the fair value of assets acquired. The goodwill acquired may not be amortized for federal income tax purposes.

Note 3 - Income (Loss) Per Common Share

The Company computed net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares during the period. Diluted net income or loss per share is computed by dividing the net income or loss available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Earnings Per Share

	3 Months Ended	9 Months Ended
	5/31/2007	5/31/2007

Net income	$5,651	$303
Less: preferred stock dividends	(34)	(101)
Net income available to common shareholders	$5,617	$202

Basic earnings per common share	$0.11	$0.00

Basic common shares outstanding	49,113,900	49,121,801

Net income	$5,651	$303
Less: preferred stock dividends	(34)	(101)
Effect of assumed conversions	(2,804)	(7)
Net income available to common shareholders + assumed conversions	$2,813	$195

Diluted earnings per common share	$0.05	$0.00

Diluted common shares outstanding	59,935,688	49,848,417

During the period when they would be anti-dilutive, common stock equivalents are not considered in the computations. During the three months ended May 31, 2007, except for 200,000 common stock options, and warrants to purchase 1,225,000 common shares, all common stock equivalents were dilutive and therefore, considered in the calculations. During the nine months ended May 31, 2007, the common stock equivalents that were anti-dilutive and therefore, not considered in the calculations, consist of warrants to purchase 9,700,000 common shares, 275,000 common stock options, convertible debt into 1,000,000 shares, and preferred stock convertible into 3,140,000 common shares. As the Company had net losses for the three and nine month periods ended May 31, 2006, all common stock equivalents were anti-dilutive and were excluded from weighted average diluted shares outstanding.

Note 4 - Inventory

Inventory consisted of the following:

Raw materials and finished subassemblies	$574
Work in process	476
Finished goods	1,221
2,271
Less inventory reserves	(135)
Total	$2,136

At May 31, 2007, the reserve for obsolescence was $135 principally related to raw material inventory in the Electronics and Homeland Security division and inventory obsolescence in the Communications division.

Note 5 - Greystone Business Credit

On December 29, 2006, the Company, together with all of its subsidiaries, entered into a credit facility with Greystone Business Credit II LLC (“Greystone”). The new credit facility with Greystone initially included a revolving line of credit (“Revolver”) in the maximum amount of $15,000 and also includes senior term loans of up to $7,950.

The revolver expires in December 2009, subject to earlier termination under certain circumstances. The revolving credit facility bears interest at a rate of 1.5%, plus the prime interest rate. Interest payments on the revolver are due monthly with principal paid at maturity. Revolver loans will be advanced based upon 85% of eligible accounts receivable and up to a maximum of 85% of eligible inventory, subject to certain limitations. The Company is required to have a minimum unused availability under the line of between $200 and $1,000. The Company is obligated to use any refunds on commercial taxes including Universal Service Fees (“USF”) to repay the term loans. The Company is also obligated to make a mandatory prepayment of $2,600 from the sale of debt or equity by April 30, 2007 but only in the case that such a transaction occurs. No such transaction occurred; therefore no mandatory prepayment was made.

The senior term loans bear interest at a rate of 6%, plus the prime interest rate, provided that such rate is reduced by .5% for each reduction of principal by $1,000. The senior term loans are to be paid off in 48 equal installments of $135 per month which will result in repayment of the principal amount currently outstanding as of May 31, 2007 of $4,034 plus $927 in interest.

The Company granted a security interest in all of its assets to Greystone as security for the financing facility. Such security included a pledge of all trademarks and the stock of all subsidiaries.

The Company paid a commitment fee of $369 and will pay an annual commitment fee of .5% of the facility, payable on each anniversary. A loan servicing fee of .3% is payable each month based on the amount outstanding under the revolving facility. There is also a $20 per month administrative fee. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year. As additional consideration for the facility, the Company issued to Greystone: (i) 500,000 shares of common stock valued at $505 and was recorded as a debt discount, and (ii) a warrant to purchase 500,000 shares of common stock at a price of $1.00 per share, exercisable for a period of five years was recorded as a derivative liability. The Company is obligated to register the shares of common stock and the common stock underlying the warrant. These shares were included in the registration statement filed on June 28, 2007. See further discussion in Note 20.

Certain of the proceeds of the new financing were used repay the existing credit facilities of the Company with Laurus and CapitalSource. See further discussion in Notes 21 and 22.

On February 14, 2007, the Company entered into Amendment #1 with Greystone. Through the amendment, Greystone increased the Company’s Revolver line of credit from $15,000 to $18,000 and provides for senior term loans of up to $7,608.

As of May 31, 2007, the Company had $4,034 in term loans and $7,844 in a revolving line of credit outstanding with Greystone. See additional discussion in Note 20.

At May 31, 2007, the following amounts were outstanding:

Greystone Revolver	$7,844

Greystone Term A & B	$4,034
Less: current portion	(1,621)
$2,413

The revolving credit facility provides for borrowings utilizing an asset based formula, using eligible receivables, inventory and fixed assets, less any reserves. The amount of available borrowings pursuant to the formula is as follows:

Available	$18,000

Less: amount borrowed under revolving credit facility	7,844
Less: required unused availability	1,000
8,844

Excess availability	$9,156

Note 6 - Cornell Capital Partners

On October 10, 2006, the Company consummated a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 8% secured convertible debentures in the aggregate principal amount of $1,200 (the "Debentures") of which $850 was advanced immediately. The second installment of $150 was advanced on December 26, 2006. The last installment of $200 will be advanced two business days prior to the date the Registration Statement (see below) is declared effective by the SEC. The Debentures mature on the second anniversary of the date of issuance (the "Maturity Date").

Cornell may convert at any time amounts outstanding under the Debentures into shares of Common Stock of the Company (the "Common Stock") at a conversion price per share equal to $1.00. The Company has recorded an embedded derivative liability and associated expense, as appropriate, for the warrants associated with the Debenture. The Company has the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 10% redemption premium provided that (i) the Volume Weighted Average Price “VWAP” of the Company’s Common Stock is less than the conversion price of $1.00; (ii) no event of default has occurred and (iii) the Registration Statement is effective. The Company has calculated a derivative liability, discussed later, related to this conversion feature.

Beginning on February 6, 2007 and continuing on the first trading day of each calendar month for the twelve months thereafter, the Company shall make mandatory redemptions consisting of outstanding principal divided by twelve, accrued and unpaid interest and a redemption premium of 10% per month, until the Debentures are paid in full. The Company shall have the option to make the mandatory redemption payments in cash or by issuing to Cornell such number of shares of its common stock which shall be equal to the mandatory redemption amount divided by 90% of the lowest VWAP during the 15 trading days prior to the date of the redemption payment. The Company will be permitted to pay the mandatory redemption by issuing shares of its common stock provided (i) the closing bid price of the Company’s Common Stock is greater than the redemption conversion price as of the trading day immediately prior to the date the redemption payment is due; (ii) no event of default shall have occurred and (iii) the Registration Statement is effective.

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

Cornell has waived all penalties associated with the delay in effectiveness of the registration rights agreement. An SB-2 was filed with the SEC that would cover the registration of the securities covered by these agreements on March 8, 2007. On June 28, 2007, the Company filed a Form SB-2/A amending its previous Form SB-2 registration statement filing. In addition, the Company received a signed agreement from Cornell Capital Partners, LLP waiving, on a one time basis, its right to receive liquidated damages that have accrued to date as a result of the Company’s failure to have the Initial Registration Statement declared effective by the scheduled effective date, and agrees to extend the scheduled effective date to August 26, 2007.

As of May 31, 2007, debentures with a $1,000 face value plus accrued interest is outstanding.

Note 7 - Seller Financed Notes and Preferred Stock

Seller-financed debt was provided in connection with the acquisition of Oblio on August 12, 2005, and the Company issued to the Seller, F&L, LLP (“F&L”) formerly known as Oblio Telecom, LLP, an 18-month promissory note in the principal amount of $2,500. The note matured on February 12, 2007 and carried an interest rate of 1% per annum. The note was recorded upon issuance at its fair value of $2,245, and the associated discount of $255 was amortized over the 18 month term of the note. The effective interest rate on the note was approximately 7.50%.

Additional seller financing was provided upon the closing of the Oblio acquisition in the amount of $2,323 in a contractual short term obligation that was not interest-bearing. On December 14, 2005, a promissory note was executed acknowledging this amount due to the Seller. The Note bears interest of 4%, and had a maturity date of May 31, 2006 which was extended to March 31, 2009.

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

The preferred stock agreement was modified as follows:

•
The original Series A Preferred Stock consisted of four tranches.  The first tranche included a fixed 3,000 shares with a stated value of $1 per share.  The three remaining tranches included 2,000 shares with a stated value of $1 per share, subject to reduction in the event Oblio failed to meet certain EBITDA targets. Based on these EBITDA targets, the initial value of the Series A Preferred Stock could be reduced by a maximum of $6,000, but in no case could the final value ever be more than $9,000.

•	The amended Series A Preferred Stock includes the first tranche only and is a fixed 3,000 shares with a stated value of $1.50 per share.

On the same date, pursuant to the amendment, F&L agreed to extend the maturity date of the notes to March 31, 2009, and increase the interest rate to 5% per annum. Oblio will make monthly payments of $179, commencing January 31, 2007. In connection with the amendment, the Company agreed to issue 250,000 shares of common stock valued at $253 to F&L LLP. In addition, the Company agreed to guaranty the payment to be made by Oblio. See additional discussion in Note 11.

Note 8 - Trilogy Capital Partners

On September 20, 2006, the Company entered into a letter of engagement with Trilogy Capital Partners, Inc. (“Trilogy”). The term of the engagement is for twelve months beginning on September 20, 2006 and terminable thereafter by either party upon 30 days’ prior written notice. Trilogy will provide marketing, financial public relations and investor relations services to the Company. The Company will pay Trilogy $13 per month and the Company issued warrants to purchase an aggregate of 2,450,000 shares of common stock of the Company, 1,225,000 of which are exercisable at a price of $1.00 per share and 1,225,000 of which are exercisable at a price of $1.50 per share. The warrants issued to Trilogy are exercisable upon issuance, expire on September 17, 2009, and are required to be registered with the Securities and Exchange Commission as part of the agreement. The Company recorded the value of the freestanding derivative liability related to the warrants of $1,150 as of May 31, 2007.

Note 9 - Long Term Debt

Long term debt consists of:

Issue	Expiration		Outstanding at
Date	Date	Instrument	5/31/2007
08/12/2005	03/31/2009	$4,823 Seller Financed Debt	$3,928
10/10/2006	10/10/2008	$1,200 Convertible Term Note	1,000
12/29/2006	12/29/2009	$18,000 Secured Revolving Note	7,844
12/29/2006	02/01/2011	$2,000 Term Note A	802
12/29/2006	02/01/2011	$5,608 Term Note B	3,232
04/09/2007	04/08/2010	$3,401 Deferred Purchase Consideration	3,401
Total debt			20,207
Less discount from warrants and derivatives			(1,569)
Total carrying value of debt			18,638
Less current portion of long-term debt			(3,834)
Total long term debt			$ 14,804

Long term debt repayments are due as follows:

Fiscal Year	F&L Note	Cornell Note	Deferred Purchase Consideration	Greystone Revolver	Greystone Term Debt	Total Long Term Debt
2007	$2,147	$-	$66	$-	$1,621	$3,834
2008	1,781	-	1,182	-	1,621	4,584
2009	-	1,000	2,153	-	792	3,945
2010	-	-		7,844	-	7,844
	$3,928	$1,000	$3,401	$7,844	$4,034	$20,207

Note 10 - Derivative Financial Instrument Liability

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

The fair value of the individual short and long-term embedded and free standing derivatives at May 31, 2007 is as follows:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Fair Value at May 31, 2007
10/12/2006	10/12/2011	Long-Term fair value of conversion feature of Convertible Debenture		$463
Long-Term Embedded Derivatives				463

03/24/2006	03/24/2013	6,750,000 Warrants	$0.23	6,050
09/20/2006	09/17/2009	1,225,000 Warrants	$1.00	690
09/20/2006	09/17/2009	1,225,000 Warrants	$1.50	460
10/12/2006	10/12/2011	250,000 Warrants	$1.00	170
10/12/2006	10/12/2011	250,000 Warrants	$1.10	164
10/12/2006	10/12/2011	500,000 Warrants	$1.00	346
Total Long-Term Freestanding Derivatives				7,880

08/12/2005	08/12/2008	Long-Term fair value of conversion feature of Series A Preferred Stock	$1.50	632
Total Embedded and Free Standing Derivative Liabilities				$ 8,975

Note 11 - Gain or Loss on Extinguishment of Debts

On December 29, 2006, the Company entered into a credit facility with Greystone as discussed in Note 5. The new credit facility with Greystone initially included a revolving line of credit in the maximum amount of $15,000 and also included term loans of up to $7,950 of which $6,484 was borrowed on the closing date. On February 14, 2007, the revolving line of credit increased to $18,000 and also provides for term loans of up to $7,608 in connection with Amendment #1.

Certain of the proceeds of the new financing were used to repay the existing credit facilities of the Company with Laurus and CapitalSource. The Company also exercised an option previously granted by Laurus pursuant to which the Company canceled 1,250,000 shares of its outstanding common stock from Laurus in exchange for $1 upon repayment of all sums owed to Laurus. The repayment of the Laurus debt resulted in a $1,263 gain during the second quarter from the exercise of the option to purchase 1,250,000 shares and the cancellation of the shares and a $1,480 gain during second quarter from the removal of the derivative liabilities on these instruments. The repayment of the CapitalSource debt did not result in a gain or loss.

As discussed in Note 7, an amendment to the loan agreements on December 29, 2006 between the Company and F&L resulted, in part, in the stated value of the preferred stock being reduced from $9,000 to $4,500. F&L agreed to extend the maturity date of the Notes to March 31, 2009, and increase the interest rate to 5% per annum. The Company also issued 250,000 shares as a part of this transaction. In accordance with EITF Issue No. 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, the Company concluded that the terms of the restructured debt were substantially different (greater than 10%) than the original debt terms and has treated the transaction as a debt extinguishment. The debt extinguishment was calculated by comparing the carrying value of the original debt instrument to the carrying value of the modified debt instrument. A resulting gain of $5,047, which includes a reduction in the stated value of $4,500, a reduction in the accrued dividends of $176, and a reduction in the related derivative liability of $371, was recorded at February 28, 2007.

Note 12 - Stock Options and Stock Based Compensation

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

Impact of the Adoption of SFAS 123(R)

Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised 2004), “Share Based Payment” using the modified-prospective method. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three and nine months ended May 31, 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of August 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to August 31, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

The Company’s consolidated interim financial statements for the three and nine months ended May 31, 2007 reflect the impact of adopting SFAS 123(R). The impact on the Company’s results of operations of recording stock-based compensation for the three and nine month periods ended May 31, 2007 was approximately $103 and $187, respectively, and was recorded in general and administrative expenses. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended May 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates. In the pro forma information required under SFAS 148 for the periods prior to September 1, 2006, forfeitures were accounted for as they occurred.

In accordance with the modified prospective method, the consolidated interim financial statements for prior periods were not restated but the impact of adopting SFAS 123(R) on those periods is discussed below. The table below shows net loss per share attributable to common stockholders for the three and nine months ended May 31, 2006 as if the Company had elected the fair value method of accounting for stock options effective September 1, 2005.

	Three Months Ended	Nine Months Ended
	5/31/2006	5/31/2006
Net loss attributable to common shareholders, as reported	$(4,549)	$(13,919)

Add: stock-based employee compensation in reported net loss	-	-
Deduct: stock-based employee compensation determined under fair value method for all awards	-	2

Proforma net loss attributable to common shareholders, as adjusted	$(4,549)	$(13,917)

Loss per share attributable to common shareholders:
Basic and diluted, as reported	$(0.10)	$(0.34)
Basic and diluted, as adjusted	$(0.10)	$(0.34)

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the nine months ended May 31, 2007:
Three Months Ended
5/31/2007

Risk-free interest rate	4.68%
Expected lives (in years)	3.0 - 6.0
Dividend yield	0%
Expected volatility	142.24% - 144.43%

Nine Months Ended
5/31/2007

Risk-free interest rate	4.68%
Expected lives (in years)	3.0 - 6.0
Dividend yield	0%
Expected volatility	142.24% - 144.43%

Stock option activity is summarized as follows:

Three Months Ended
5/31/2007

Outstanding, March 1	1,245,000
Granted	282,500
Exercised	-
Forfeited	(95,000)
Outstanding, May 31, 2007	1,432,500

Non-vested, March 1	100,000
Grants	282,500
Vested	(132,500)
Forfeitures	-
Non-vested, May 31,2007	250,000

Average exercise price per share:
Outstanding, March 1	$0.72
Granted	$0.91
Forfeited	$(0.77)
Outstanding, May 31	$0.81
Exercisable	$0.75
Non Vested, March 1	$0.92
Non Vested, May 31	$1.11

Weighted-average remaining term of outstanding employee options	1.8 years

Weighted-average remaining term of exercisable employee options	1.5 years

Nine Months Ended
5/31/2007

Outstanding, September 1	1,045,000
Granted	482,500
Exercised	-
Forfeited	(95,000)
Outstanding, May 31	1,432,500

Non-vested, September 1	50,000
Grants	482,500
Vested	(282,500)
Forfeitures	-
Non-vested, May 31	250,000

Average exercise price per share:
Outstanding, September 1	$0.68
Granted	$1.37
Forfeited	$(0.77)
Outstanding, May 31	$0.81
Exercisable	$0.75
Non Vested, September 1	$0.33
Non Vested, May 31	$1.11

Weighted-average remaining term of outstanding employee options	1.8 years

Weighted-average remaining term of exercisable employee options	1.5 years

Note 13 - Federal Excise Tax Refund

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

In May 2007, Oblio received written notification from the Internal Revenue Service approving refunds of FET amounts previously paid. See additional discussion in Note 20.

At May 31, 2007, the Company has recorded an FET Recoverable of $3,989.

Note 14 - Universal Service Fund Refund

In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC, the Universal Service Funds (“USF”). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. The Company and most of its competitors pass through these USF contributions in the price of their interstate services, either as a separate surcharge or as part of the base rate. In turn, the Company remits amounts owed to the USF on a quarterly basis. The Company directly remits contributions to the USF administrator for prepaid wireless services and indirectly pay contributions applicable to the wire line services through underlying suppliers.

Pursuant to FCC Regulation 54.706(c), from November 1, 1999 to April 1, 2003, a provider of interstate and international retail communications services is not required to contribute to the USF based on its international telecommunications end-user revenues if its interstate telecommunications end-user revenues constitute less than eight (8%) percent of its combined interstate and international end-user revenues. Effective April 1, 2003, the FCC raised the Limited International Revenue Exemption (LIRE) threshold to twelve (12%) percent. As the prepaid international calling card division’s end-user revenues are ninety-eight point eight (98.8%) percent and thus greater than eighty-eight (88%) percent international end-user revenues, the Company is exempt from USF contributions for the vast majority of revenue generated by our calling card division. Any changes to this exemption by the FCC would impact the future profitability of the communications division.

In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state.

On March 18, 2007, Oblio entered into a settlement and release agreement with Sprint Communications Company, L.P. (“Sprint”). Pursuant to the Settlement Agreement, Sprint has agreed to provide an invoice credit of $1,909 in full for amounts related to contributions made by Sprint on behalf of the Company to the USF Administrator from January 1, 2006 through December 31, 2006. Sprint has also agreed to issue an invoice credit for USF charges paid by Oblio in the first, second, and third quarters of 2007 for the sale of Sprint communications services that Oblio purchases pursuant to the Sprint Prepaid Pin Distribution Agreement entered into between Sprint and Oblio, where such USF charges were included in the billings in 2006 and 2007. The reimbursement is calculated as the difference between the amount Sprint owed to the USF including Oblio’s revenues and the amount Sprint owed to the USF without Oblio’s revenues.

Oblio received invoice credits of $1,909 on March 18, 2007. Oblio expects to receive the remaining balance of $2,115 recorded in USF Recoverable at May 31, 2007 in invoice credits during the fourth quarter of fiscal year 2007. This amount relates to amounts owed to the Company from providers other than AT&T Corp. (“AT&T”). For additional discussion on the status of USF as it relates to AT&T, see additional discussion in Note 16.

Note 15 - Treasury Stock

On May 9, 2007, the Company’s Board of Directors approved a 4,000,000 share open market buyback program. The Board cited its attractive share price, as well as, reported record financial revenue results and strategic progress from its various business units in making this decision. As of May 31, 2007, the Company had re-purchased 90,500 shares for $109 including transaction costs.

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

On December 5, 2006, Oblio, the Company’s wholly owned subsidiary, filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). Oblio is seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for USF charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. Oblio estimates that at least $61,913 in USF charges were included in the amounts that AT&T charged Oblio and its predecessor from 2001 to October 2006, but has not determined the amount of the USF charges it paid in 1999 and 2000. The fees paid to AT&T by Oblio for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other Federal Communications Commission (the “FCC”) charges, AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s argument that its Prepaid Card Service was exempt under the law.

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

In compliance with the FCC order, Oblio has registered with the FCC as an Interstate Telecommunications Service Provider. Oblio is now considered to be a direct contributor of USF. As a direct contributor, over 98% of Oblio’s revenue is exempt from USF contributions and other Universal Service Administrative Company’s mandated fees to AT&T or other wholesale telecommunications service providers due to a specific FCC rule exemption applicable to international services.

On April 16, 2007, Oblio filed a Petition for Declaratory Relief with the FCC requesting that the FCC find that AT&T’s refusal to honor Oblio’s proof of exemption from USF pass-through charges and request for a refund of collected USF charges are unreasonable practices and unjustly discriminatory in violation of Sections 201(b) and 202(a) of the Communications Act.  Oblio thereafter filed a motion to stay the arbitration pending the FCC’s determination of Oblio’s Petition for Declaratory Ruling.  On May 4, 2007, the arbitrator stayed Oblio’s claims, but ordered that AT&T’s counterclaims could proceed.  On June 19, 2007, the FCC issued a Public Notice seeking public comment on Oblio’s Petition for Declaratory Ruling by interested parties on or before July 19, 2007.

In the arbitration, AT&T maintains that it did not charge Oblio USF fees, and if it did, Oblio is not owed any refund of USF amounts embedded in the amounts charged by AT&T to Oblio from 1999 to October 2006.  AT&T has also filed a counterclaim in the arbitration against Oblio seeking payment for $7,241 for prepaid phone cards purchased by Oblio.  In the arbitration, Oblio admits that it has not paid AT&T the amount sought by AT&T.  However, Oblio has asserted that the amounts claimed by AT&T are completely offset and excused by the USF amounts claimed by Oblio.

The Company has recorded the liability associated with the prepaid phone cards purchased of $7,241; however, no amounts have been recorded for potential USF refunds in the accompanying financial statements associated with this litigation.

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

The Company through its subsidiaries, Oblio and Titan Wireless, is engaged in the creation, marketing, and distribution of prepaid telephone products for the wire line and wireless markets and other related activities. The Company acquired Oblio in a transaction that was completed on August 12, 2005. The Company through its subsidiary, Titan Wireless, acquired certain assets of Ready Mobile, LLC in a transaction that was completed May 11, 2007.

	Three Months Ended				Three Months Ended
	5/31/2007				5/31/2006
	PCB	Comm.	Corp.	Total	PCB	Comm.	Corp.	Total
Sales:	6,174	24,626	-	30,800	5,723	23,146	-	28,869
Interest expense:	1,992	(1,039)	-	953	2,200	780	-	2,980
Net Income (loss):	2,031	4,498	(878)	5,651	(3,847)	(702)	-	(4,549)
Assets:	6,747	47,187	130	54,064	7,748	39,197	-	46,945
Equipment and improvements (Gross):	4,752	751	-	5,503	1,979	254	-	2,233
Additions:	158	87	-	245	77	65	-	142
Disposals:	-	-	-	-	-	-	-	-
Depreciation expense:	171	41	-	212	153	3	-	156
Goodwill and intangible assets (Gross):	-	34,290	-	34,290	-	30,883	-	30,883
Amortization expense:	-	1,369	-	1,369	-	1,359	-	1,359

	Nine Months Ended				Nine Months Ended
	5/31/2007				5/31/2006
	PCB	Comm.	Corp.	Total	PCB	Comm.	Corp.	Total
Sales:	16,726	80,138	-	96,864	14,835	67,717	-	82,552
Interest expense:	1,962	1,213	9	3,184	4,020	2,285	-	6,305
Net Income (loss):	(3,016)	6,042	(2,723)	303	(10,974)	(2,877)	-	(13,851)
Assets:	6,747	47,187	130	54,064	7,748	39,197	-	46,945
Equipment and improvements (Gross):	4,752	751	-	5,503	1,979	254	-	2,233
Additions:	233	426	-	659	115	318	-	433
Disposals:	4	-	-	4	-	-	-	-
Depreciation expense:	484	94	-	578	462	5	-	467
Goodwill and intangible assets (Gross):	-	34,290	-	34,290	-	30,883	-	30,883
Amortization expense:	-	4,038	-	4,038	-	2,606	-	2,606

All the Company's facilities are located in the United States and all of the Company's sales are made within the United States.

Note 18 - PCB Spin-off

The Company’s Board of Directors has authorized a definitive strategic plan to spin-off its PCB Division manufacturing business to its shareholders, creating a new, more strategic independent public entity. The spin-off will allow the Company to accelerate strategic transaction flow at all divisions which will significantly build overall shareholder value. The spin-off will be accomplished through the pro rata dividend of 100% of Titan PCB to all shareholders of record on the record date set by the Company. The Company will make the appropriate filings with the SEC and expects the spin-off to be completed during the fourth quarter of its 2007 fiscal year or the first quarter of its 2008 fiscal year.

Note 19 - StartTalk Wholesale Agreement

In February 2007, Oblio was party to a Wholesale Prepaid PINs Agreement with Sprint Communications Company, LP (“Sprint”) (the “Wholesale Agreement”). Oblio received notice from Sprint that it was terminating the Wholesale Agreement with Oblio effective May 29, 2007. The termination resulted from a dispute between Sprint and Oblio regarding prepaid PIN pricing and card delivery features.

20

On May 31, 2007, Oblio settled its dispute with Sprint pursuant to a Settlement Agreement (the “Settlement Agreement”). Under terms of the Settlement Agreement, Oblio agreed to facilitate the return of approximately $4,500 of previously purchased Sprint Prepaid PINs and to remit $4,500 in cash or other agreed upon offsets by September 30, 2007. The remaining $6,200 of accounts payable in dispute will be discharged by Sprint. The Company has reduced its accounts payable related to this dispute with Sprint from $15,200 to $9,000 accordingly. Additionally, pursuant to the Settlement Agreement, Oblio and StartTalk, Inc., a subsidiary of the Company, entered into a wholesale master services agreement to purchase $50,000 of international traffic on Sprint’s wire line network (the “StartTalk Wholesale Agreement”). The term of the StartTalk Wholesale Agreement commences on June 1, 2007 and will continue through the date when Sprint no longer services Oblio and StartTalk as provided in the StartTalk Wholesale Agreement.

Pursuant to the terms of the StartTalk Wholesale Agreement, Sprint may suspend the performance if Oblio and StartTalk fail to make payments when due, (ii) the StartTalk Wholesale Agreement is terminated as per its terms, (iii) Sprint is required to suspend performance to comply with any applicable law, and (iii) Oblio and StartTalk perform actions which jeopardize Sprint’s network. Sprint may terminate the StartTalk Wholesale Agreement in the event of non-payment under the terms of the Starttalk Wholesale Agreement or in the event of a breach by Oblio and StartTalk of their obligations under the Starttalk Wholesale Agreement. Oblio and Starttalk may terminate the StartTalk Wholesale Agreement or the services there under without cause by providing 90 days prior written notice, in which event it may be required to pay early termination charges of 5% of the minimum service commitment. Oblio and StartTalk may also be required to pay an early termination fee in the event that that there is a breach of their obligations under the StartTalk Wholesale Agreement and Sprint terminates the StartTalk Wholesale Agreement. The StartTalk Wholesale Agreement further provides that if Sprint materially breaches the agreement and such breach is not cured within 30 days of receipt of notice, Oblio and StartTalk may terminate the affected service without the imposition of the early termination charge.

As of May 31, 2007, the Company has not begun utilizing the Sprint wire line network; therefore, no expense has been incurred or accrued.

Note 20 - Subsequent Events

FET Receivable and Greystone Term Debt
Oblio received the FET refund in June 2007 totaling $3,865 and used the funds to pay off its Greystone senior term loan, discussed in Note 6, with a balance of $3,232 and reduced its Revolver balance by $633.

Registration Statement
On June 28, 2007, the Company filed a Form SB-2/A amending its previous Form SB-2 registration statement filing.

Note 21 - CapitalSource

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

Note 22 - Laurus Master Fund

All amounts owed related to the Laurus Master Fund, Ltd. (“Laurus”) financing which totaled $6,676 were paid on December 29, 2006. On November 20, 2003, the Company entered into loan agreements with Laurus, including principally a Security Agreement, a Securities Purchase Agreement (“SPA”), and a Registration Rights Agreement. Pursuant to the Security Agreement, the Company issued to Laurus (i) a Secured Revolving Note (the “Revolving Note”) in the maximum principal amount of $2,500 and (ii) a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) in the original principal amount of $1,500. As prescribed by the terms of the Security Agreement, the Company could borrow from Laurus such amount as shall equal 85% of the Company’s eligible accounts receivable on the PCB West and PCB East subsidiaries, up to a maximum of $4,000. Additional Minimum Borrowing Notes could be issued from time to time upon request by the Company, provided the Company had availability under the Revolving Note using the prescribed formula or, at the discretion of Laurus, Laurus could advance additional loans in excess of the formula amount. The Revolving Note and the Minimum Borrowing Note would have matured on August 12, 2008. Pursuant to the SPA, the Company also issued and sold to Laurus a convertible term note (the “2003 Term Note”) in the principal amount of $2,100. The first payment of the monthly principal amount of $64 on the 2003 Term Note commenced on February 1, 2004 and the maturity date was November 20, 2006.

On September 12, 2006, the Company and Laurus entered into a letter agreement pursuant to which Laurus agreed for a period of two years, commencing on September 12, 2006, that without prior written consent of the Company, Laurus will not sell any shares of common stock of the Company during a twenty two (22) day trading period by a number that exceeds twenty percent (20%) of the aggregate dollar trading volume of the common stock for the twenty two (22) day trading period immediately preceding and including the date of such proposed sales by Laurus. Such restriction, however, is not applicable to transfers in a private transaction, including as a bona fide gift or gifts, provided that the transferee thereof agrees to be bound in writing by the restrictions contained in the letter agreement. On September 12, 2006, the Company paid $.50 for an Option/Purchase to repurchase 1,250,000 shares for $.50 by December 31, 2006. The exercise of this option was subject to the repayment, on or before December 31, 2006, of all outstanding amounts owed by the Company to Laurus pursuant to the secured revolving note dated November 20, 2003, minimum borrowing note dated November 20, 2003, convertible term note dated March 30, 2004, and convertible term note dated November 20, 2003. On December 29, 2006 the Company exercised the option for the shares. The Company immediately cancelled these shares. The gain of $1,263 from the repurchase of these shares at a discount was accounted for as part of the debt extinguishment costs during the second quarter. This gain was calculated using the share trading price on December 29, 2006. The derivative liabilities related to the Laurus debt were from conversion features of the notes due to the ability to convert principal and interest into stock. Once the note was extinguished, this liability ended; therefore the derivative liabilities on these instruments were removed as of the extinguishment date, which resulted in a gain of $1,480 that was included in debt extinguishment during the second quarter.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Forward Looking Information/Risk Factors. “ This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with its consolidated financial statements and the related notes included elsewhere in this report.

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

The Company was organized under the laws of the State of Utah on March 1, 1985, with the primary purpose of seeking potential business enterprises which in the opinion of the Company’s management would prove profitable. The Company was largely inactive through 2001.

The Company began its electronics and homeland security division in 2001 through SVPC Partners LLC, a Delaware limited liability company that commenced its operations in July 2001 (“SVPC”). SVPC began acquiring cutting edge technology equipment, processes, customer lists and orders from competitors but was unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of Circuit Systems, Inc. (“CSI”) pursuant to a combined approved bankruptcy court sale. After acquiring SVPC Circuit Systems, Inc. and certain assets of CSI, Titan acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc.

On June 28, 2002, the Company entered into a letter of intent with Titan PCB West, Inc., a manufacturer of time sensitive, high tech, prototype and pre-production printed circuit boards.

Effective August 30, 2002, through the Company’s wholly-owned subsidiary Titan EMS Acquisition Corp., a Delaware corporation (“AcquisitionCo”), the Company acquired all of the capital stock of Titan PCB West through an exchange of its Common Stock pursuant to an Agreement and Plan of Merger (the “Merger”). In connection with the Merger, its fiscal year end was also changed from June 30 to August 31.

In connection with the Merger, AcquisitionCo merged with and into Titan PCB West through the exchange of 6,880,490 shares of its Common Stock for all of Titan PCB West’s outstanding shares of common stock.

On August 12, 2002, Titan PCB West acquired certain intangible assets contributed by Louis George, the Company’s President and Chief Executive Officer, in exchange for 50,000 shares of Titan common stock valued at $1.50 per share, pursuant to the terms and conditions of a Contribution Agreement and Assignment and Assumption of Liabilities.

On February 27, 2003, through the Company’s subsidiary, Titan PCB East, the Company acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuits using a patented manufacturing process (the “HVR Flex Ô Process”), for approximately $500 in a foreclosure sale from Eastern Manufacturing Corporation’s secured lender Eastern Bank. The acquired assets included equipment, work-in-progress, inventory, technology and patent licenses and customer lists. In connection with this acquisition, the Company assigned Eastern Manufacturing Corporation’s rights under a license agreement with Coesen Inc., a New Hampshire corporation (“Coesen Inc.”), to manufacture PCBs using the HVR Flex Ô Process to Titan PCB East and Titan PCB East was granted an option to purchase certain real estate assets. The Company financed the acquisition of Eastern Manufacturing Corporation’s assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement.

Effective March 5, 2003, the Company purchased shares of common stock of Coesen Inc. representing 33.3% of its issued and outstanding shares of common stock from Mr. Howard Doane, the principal stockholder and an officer and director of Eastern Manufacturing Corporation, in exchange for 30,000 shares of Titan common stock and $5 in cash. In connection with the share purchase, David M. Marks, one of Titan’s Directors, was elected to the Board of Directors of Coesen Inc. and Mr. Doane resigned as a director of Coesen Inc. In consideration for the license rights to the proprietary technology of Coesen Inc., the Company has agreed to pay Coesen Inc. a royalty in the amount of 2.0% of revenues derived from the Company’s sale of products using this technology, payable on a quarterly basis, subject to Coesen Inc. forgiving the royalty payment should certain directors of Coesen Inc. be under employment contracts with us.

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

On September 28, 2006, the Company established Titan Wireless Communications, Inc. Titan Wireless is the Company’s prepaid wireless communications subsidiary and is a Mobile Virtual Network Operator (“MVNO”). Titan Wireless markets its MVNO through two brands, BRAVO cellular and Picante Movil.

On May 11, 2007, the Company through its subsidiary Titan Wireless acquired certain assets of Ready Mobile, LLC. Ready Mobile is in the business of creating, marketing, and distributing prepaid telephone products for the wireless markets. Pursuant to the terms of the Asset Purchase Agreement dated as of April 9, 2007, the Company agreed to pay consideration equal to 55% of earnings before interest, depreciation, taxes, and amortization (EBITDA) for the first 36 months subsequent to the closing, payable monthly in arrears. The EDITDA calculation is based on revenue from the acquired distribution channels off set by a formula based expense structure.

The assets acquired include all fixed assets, equipment, furniture, fixtures, and leasehold improvements located at Ready Mobile’s offices in Hiawatha, Iowa, and used by the Ready Mobile in connection with its business. The Company also acquired all contracts and intellectual property of Ready Mobile used in the operation of the business.

Business Overview

The Company’s business strategy, by division, as follows:

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

Sales. In our communications division, we recognize sales upon the activation of our prepaid calling cards by our customers or the transfer of risk of loss on our prepaid wireless handsets. We record net sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results. At May 31, 2007, we had $0 allowance for returns and an allowance for doubtful accounts of $2,206. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

In our electronics and homeland security division, we recognize sales upon shipment to our customers. We record net sales as gross sales less an allowance for returns and discounts. At May 31, 2007 we had approximately 263 customers in our electronics and homeland security division. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because our customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At May 31, 2007, we had an allowance for returns of $120 and an allowance for doubtful accounts of $213. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

Cost of Sales. In our communications division, cost of sales consists of network costs associated with terminating our customers’ traffic, regulatory fees, printing and shipping. The cost of wireless handsets is also included in cost of sales in our prepaid wireless division as well. Our cost of sales can fluctuate with changes in the amount of traffic to certain destinations, changes in the regulatory fees to certain destinations and method of call termination. We expect cost of sales to decrease in fiscal year 2007 as we have added significant internal call termination capacity through our StartTalk subsidiary. This capacity utilizes least cost routing software which chooses routes real time from many suppliers for each destination to maintain a competitive cost base and acceptable call quality.

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

Operating and Non-Operating Expenses. Each division’s operating expenses for the three months ended May 31, 2007 and 2006 and for the nine months ended May 31, 2007 and 2006 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions, as well as the cost of developing operating facilities.

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

Results of Operations

As of May 31, 2007, the Company had a working capital deficit of $7,616 and an accumulated deficit of $26,650. The Company generated sales of $30,800 and $28,869 for the three months ended May 31, 2007 and 2006, respectively and had net income and incurred a net loss of $5,651 and $4,549, respectively. The Company generated sales of $96,864 and $82,552 for the nine months ended May 31, 2007 and 2006, respectively and had net income and incurred a net loss of $303 and $13,851, respectively. In addition, the Company generated $10,096 and $1,200 of cash flow from operations during the nine months ended May 31, 2007 and 2006 respectively.

Three Months Ended May 31, 2007 Compared to the Three Months Ended May 31, 2006.

The following table sets forth statement of operations data for the three months ended May 31, 2007 and 2006 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended
	5/31/2007		5/31/2006
Sales	$30,800	100%	$28,869	100%
Cost of Sales	21,567	70	26,053	90
Gross Profit	9,233	30	2,816	10
Operating Expenses:
Sales and Marketing	406	1	439	2
General and Administrative	5,011	16	1,074	4
Amortization of Intangibles	1,369	4	1,360	5
Total Operating Expenses	6,786	22	2,873	10
Operating Income	2,447	8	(57)	-
Interest Income	22	-	-	-
Interest Expense	(953)	(3)	(2,980)	(10)
Gain/(loss) value of Derivative Instruments	4,135	13	(1,551)	(5)
Gain/(loss) extinguishment of debt	-	-	-	-
Miscellaneous	-	-	39	-
Net Loss	$5,651	18%	$(4,549)	(16)%

Sales. Sales increased by $1,931 or 7% from $28,869 in the three months ended May 31, 2006 to $30,800 in the three months ended May 31, 2007. Sales in the Company’s communications division increased $1,480 or 6% in the three months ended May 31, 2007 compared to the three months ended May 31, 2006. The increase in sales in our communications division is due to the expansion of products on our StartTalk switching network and the Ready Mobile acquisition offset by decreases in product sales purchased from third party providers. Sales in the Company’s electronics and homeland security division increased $451 or 8% in the three months ended May 31, 2007 compared to the three months ended May 31, 2006. The increase in sales in our electronics and homeland security division is primarily attributable to continued growth and market penetration in the production of quick-turn and prototype printed circuit boards. The Company commands higher panel prices and better operating margins in quick-turn and prototype work.

Cost of Sales. Cost of sales decreased $4,486 or 17%, from $26,053 in the three months ended May 31, 2006 to $21,567 in the three months ended May 31, 2007, and as a percentage of sales decreased from 90% in the three months ended May 31, 2006 to 70% in the three months ended May 31, 2007. The cost of sales decreased in the communications division by $5,414 or 26% from 21,155 for the three months ended May 31, 2006 to $15,741 for the three months ended May 31, 2007 due to an increase in cost of sales associated with higher sales for the comparable periods offset by lower costs of sales associated with products sold that are terminated through our StartTalk subsidiary that are not subject to Universal Service Fees in the 2007 period as compared to the 2006 period and the disputed charges with one of our wholesale providers that were discharged in the three months ended May 31, 2007. The cost of sales increased in the electronics and homeland security division by $928 or 19% from $4,898 for the three month period ending May 31, 2006 to $5,826 for the three month period ending May 31, 2007 due to the 8% increase in sales in the comparable periods and higher raw material costs for the most recent three month period when compared to the prior period.

Sales and Marketing. Sales and marketing expenses decreased by $33 or 8%, from $439 in the three months ended May 31, 2006 to $406 in the three months ended May 31, 2007. As a percentage of sales, sales and marketing expense decreased from 2% to 1% in the three months ended May 31, 2006 and in the three months ended May 31, 2007. This decrease is primarily attributable to reducing discretionary spending in our electronics and homeland security division in the three months ended May 31, 2007 as compared to the three months ended May 31, 2006.

General and Administrative Expenses. General and administrative expenses increased $3,937 or 367% from $1,074 in the three months ended May 31, 2006 to $5,011 in the three months ended May 31, 2007. As a percentage of sales, general and administrative expense increased due to an increase in the allowance for doubtful accounts in our communications division, new expenses for the acquired operations associated with the acquisition of certain assets from Ready Mobile, staffing for our StartTalk subsidiary, increased corporate expenses, and an increase in professional service fees for the comparable periods. In connection with the dispute with one of our wholesale providers, management determined that the collection of several customer receivables was considered doubtful and an appropriate reserve was established. While management will continue its collection efforts, an adjustment to the established allowance for doubtful accounts will be made when and if those certain accounts are collected or are deemed to be collectible.

Amortization of Intangibles. Amortization of intangibles increased $9 or 1% from $1,360 in the three months ended May 31, 2006 to $1,369 in the three months ended May 31, 2007. As a percentage of sales, amortization of intangibles decreased from 5% in the three months ended May 31, 2006 to 4% in the three months ended May 31, 2007. Amortization of intangibles increased during the three months ended May 31, 2007 due to two months of amortization for intangible items related to the acquisition of certain assets from Ready Mobile, LLC as well as Sprint implementation and the setup of our customer service call center that were not amortized in the three months ended May 31, 2006.

Interest Expense. Interest expense decreased $2,027 or 68%, from interest expense of $2,980 in the three months ended May 31, 2006 to $953 in the three months ended May 31, 2007. As a percentage of sales, interest expense decreased from 10% in the three months ended May 31, 2006 to 3% in the three months ended May 31, 2007. Interest expense decreased during the applicable periods due to fluctuations in the carrying value of derivative instruments and the resulting effective interest charges and changes in the fair value of the related bifurcated debt instruments compared to the associated freestanding options, warrants and registration rights agreements as applicable.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Company recognized a gain from the change in fair value of its derivative liabilities of $4,135 in the three months ended May 31, 2007 and a loss from the change in fair value of derivative liabilities of $1,551 in the three months ended May 31, 2006.

Nine Months Ended May 31, 2007 Compared to the Nine Months Ended May 31, 2006.

The following table sets forth statement of operations data for the nine months ended May 31, 2007 and 2006 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Nine Months Ended
	5/31/2007		5/31/2006
Sales	$96,864	100%	$82,552	100%
Cost of Sales	80,347	83	75,563	92
Gross Profit	16,517	17	6,989	8
Operating Expenses:
Sales and Marketing	1,481	2	1,323	2
General and Administrative	9,564	10	3,231	4
Amortization of Intangibles	4,038	4	3,856	5
Total Operating Expenses	15,083	16	8,410	10
Operating Income	1,434	1	(1,421)	(2)
Interest Income	43	-	-	-
Interest Expense	(3,184)	(3)	(6,305)	(8)
Gain/(loss) value of Derivative Instruments	(5,780)	(6)	(5,493)	(7)
Gain/(loss) extinguishment of debt	7,790	8	(695)	(1)
Miscellaneous	-	-	63	-
Net Loss	$303	0%	$(13,851)	(17)%

Sales. Sales increased by $14,312 or 17% from $82,552 in the nine months ended May 31, 2006 to $96,864 in the nine months ended May 31, 2007. Sales in the Company’s communications division increased $12,421 or 18% in the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006. The increase in sales in our communications division is due to the expansion of products on our StartTalk switching network and the Ready Mobile acquisition offset by decreases in product sales purchased from third party providers. Sales in the Company’s electronics and homeland security division increased $1,891 or 13% in the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006. The increase in sales in our electronics and homeland security division is primarily attributable to continued growth and market penetration in the production of quick-turn and prototype printed circuit boards. The Company commands higher panel prices and better operating margins in quick-turn and prototype work.

Cost of Sales. Cost of sales increased $4,784 or 6%, from $75,563 in the nine months ended May 31, 2006 to $80,347 in the nine months ended May 31, 2007, and as a percentage of sales decreased from 92% in the nine months ended May 31, 2006 to 83% in the nine months ended May 31, 2007. The cost of sales increased in the communications division by $1,756 or 3% from $62,577 for the nine months ended May 31, 2006 to $64,333 for the nine months ended May 31, 2007 due an increase in cost of sales associated with higher sales for the comparable periods offset by lower costs of sales associated with products sold that are terminated through our StartTalk subsidiary that are not subject to Universal Service Fees in the 2007 period as compared to the 2006 period and the disputed charges with one of our wholesale providers that were discharged in the nine months ended May 31, 2007. The cost of sales increased in the electronics and homeland security division by $3,028 or 23% from $12,986 for the nine month period ending May 31, 2006 to $16,014 for the nine month period ending May 31, 2007 due to a 23% increase in sales during the same period offset by higher raw material costs for the most recent nine month period when compared to the prior period.

Sales and Marketing. Sales and marketing expenses increased by $158 or 12%, from $1,323 in the nine months ended May 31, 2006 to $1,481 in the nine months ended May 31, 2007. As a percentage of sales, sales and marketing expense remained flat at 2% in the nine months ended May 31, 2006 and in the nine months ended May 31, 2007. This increase is primarily attributable to the larger marketing staff in our electronics and homeland security division in the nine months ended May 31, 2007 as compared to the nine months ended May 31, 2006.

General and Administrative Expenses. General and administrative expenses increased $6,333 or 196% from $3,231 in the nine months ended May 31, 2006 to $9,564 in the nine months ended May 31, 2007. As a percentage of sales, general and administrative expense increased from 4% in the nine months ended May 31, 2006 to 10% in the nine months ended May 31, 2007. As a percentage of sales, general and administrative expense increased due to an increase in the allowance for doubtful accounts in our communications division, new expenses for the acquired operations associated with the acquisition of certain assets from Ready Mobile, staffing for our StartTalk subsidiary, increased corporate expenses, and an increase in professional service fees for the comparable periods. In connection with the dispute with one of our wholesale providers, management determined that the collection of several customer receivables was considered doubtful and an appropriate reserve was established. While management will continue its collection efforts, an adjustment to the established allowance for doubtful accounts will be made when and if those certain accounts are collected or are deemed to be collectible.

Amortization of Intangibles. Amortization of intangibles increased $182 or 5% from $3,856 in the nine months ended May 31, 2006 to $4,038 in the nine months ended May 31, 2007. As a percentage of sales, amortization of intangibles decreased from 5% in the nine months ended May 31, 2006 to 4% in the nine months ended May 31, 2007. Amortization of intangibles increased during the nine months ended May 31, 2007 due to two months of amortization for intangible items related to the acquisition of certain assets from Ready Mobile, LLC and to the inclusion of a full nine months of amortization related to our MNVO contract, Sprint implementation, and the setup of our customer service call center. The MNVO contract was amortized for four months and the Sprint implementation and the customer service call center were not amortized during the nine months ended May 31, 2006.

Interest Expense. Interest expense decreased $3,121 or 50%, from interest expense of $6,305 in the nine months ended May 31, 2006 to $3,184 in the nine months ended May 31, 2007. As a percentage of sales, interest expense decreased from 8% in the nine months ended May 31, 2006 to 3% in the nine months ended May 31, 2007. Interest expense decreased during the applicable periods due to fluctuations in the carrying value of derivative instruments and the resulting effective interest charges and changes in the fair value of the related bifurcated debt instruments compared to the associated freestanding options, warrants and registration rights agreements as applicable.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Company recognized non-cash losses from the change in fair value of its derivative liabilities of $5,780 and $5,493 in the nine months ended May 31, 2007 and 2006, respectively.

Gain from Debt Extinguishment. As a result of the refinancing of the Company’s debt on December 29, 2006, (See Note 11 Gain or Loss on Extinguishment of Debt), the Company recorded a debt extinguishment gain of $7,790 in the nine months ended May 31, 2007. For the nine months ended May 31, 2006, the Company recorded a debt extinguishment loss of $695.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $13,000 revolving credit facility in our communications division and our $5,000 revolving credit facility in our electronics and homeland securities division. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of May 31, 2007, we had a total of $1,388 in unrestricted cash and cash equivalents. As of May 31, 2007, we also had restricted cash and cash equivalents and short-term investments of $750 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

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

Operating Activities. Cash provided by operating activities was $10,096 during the nine months ended May 31, 2007 compared to cash provided by operating activities of $1,200 during the nine months ended May 31, 2006. The increase in cash provided by operations was due to net income during the nine months ended May 31, 2007, an increase in trade accounts payable offset by an decrease in accounts receivable, and Universal Service Fund fees receivables.

Investing Activities. Cash used in investing activities was $407 during the nine months ended May 31, 2007 compared to cash used in investing activities of $1,184 during the nine months ended May 31, 2006. The decrease in cash used in investing activities is due to a decrease in investment in restricted short term investments used to collateralize obligations during the comparable periods.

Financing Activities. Cash used in financing activities during the nine months ended May 31, 2007 was $9,702 compared to cash used in financing activities of $97 during the nine months ended May 31, 2006. The increase in cash used by financing activities is due to an increase in payments on the current portion of long term debt and capitalized loan fees offset by an increase in proceeds from loans payable during the comparable periods.

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

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”) suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: revenue recognition, which affects sales, inventory valuation, which affects its cost of sales and gross margin; and allowance for doubtful accounts and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

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

Allowance for doubtful accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and adversely impact our reported results.

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

Changes in internal controls: During the three month period ending May 31, 2007, the Company continued strengthening its system of internal controls.  Several accounting functions were centralized in our corporate headquarters in Richardson, Texas for our electronics and homeland security division including the controller function, cash disbursements and accounts payable among others.  In addition, accounting staff were added for our communications division increasing the segregation of duties for that division.  These internal control changes are in addition to procedures established in the prior quarter that included standardizing our operating and review procedures, streamlining our month end close process and other segregation of duties initiatives.

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

On December 5, 2006, Oblio, the Company’s wholly owned subsidiary, filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). Oblio is seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for USF charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. Oblio estimates that at least $61,913 in USF charges were included in the amounts that AT&T charged Oblio and its predecessor from 2001 to October 2006, but has not determined the amount of the USF charges it paid in 1999 and 2000. The fees paid to AT&T by Oblio for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other Federal Communications Commission (the “FCC”) charges, AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s argument that its Prepaid Card Service was exempt under the law.

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

In compliance with the FCC order, Oblio has registered with the FCC as an Interstate Telecommunications Service Provider. Oblio is now considered to be a direct contributor of USF. As a direct contributor, over 98% of Oblio’s revenue is exempt from USF contributions and other Universal Service Administrative Company’s mandated fees to AT&T or other wholesale telecommunications service providers due to a specific FCC rule exemption applicable to international services.

On April 16, 2007, Oblio filed a Petition for Declaratory Relief with the FCC requesting that the FCC find that AT&T’s refusal to honor Oblio’s proof of exemption from USF pass-through charges and request for a refund of collected USF charges are unreasonable practices and unjustly discriminatory in violation of Sections 201(b) and 202(a) of the Communications Act.  Oblio thereafter filed a motion to stay the arbitration pending the FCC’s determination of Oblio’s Petition for Declaratory Ruling.  On May 4, 2007, the arbitrator stayed Oblio’s claims, but ordered that AT&T’s counterclaims could proceed.  On June 19, 2007, the FCC issued a Public Notice seeking public comment on Oblio’s Petition for Declaratory Ruling by interested parties on or before July 19, 2007.

In the arbitration, AT&T maintains that it did not charge Oblio USF fees, and if it did, Oblio is not owed any refund of USF amounts embedded in the amounts charged by AT&T to Oblio from 1999 to October 2006.  AT&T has also filed a counterclaim in the arbitration against Oblio seeking payment for $7,241 for prepaid phone cards purchased by Oblio.  In the arbitration, Oblio admits that it has not paid AT&T the amount sought by AT&T.  However, Oblio has asserted that the amounts claimed by AT&T are completely offset and excused by the USF amounts claimed by Oblio.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2007, the Company granted its Customer Development Specialist at Titan PCB West, an option to purchase 7,500 shares of common stock at a per share exercise price of $1.01. The option vests in accordance with the following schedule: 100% of the total shares vest immediately. These options expire on January 8, 2013.

On April 7, 2007, the Company granted its Vice President of Operations of Titan PCB West, an option to purchase 50,000 shares of common stock at a per share exercise price of $1.18. The option vests in accordance with the following schedule: 1/3 of the total shares vest immediately, 1/3 of the total shares vest on April 7, 2008 and the remaining 1/3 of the total shares vest on April 7, 2009. These options expire on April 7, 2013.

On April 9, 2007, the Company granted its Vice President of Operations of Titan PCB East, warrants to purchase 25,000 shares of common stock at a per share exercise price of $1.18. The warrants vest in accordance with the following schedule: 1/3 of the total shares vest immediately, 1/3 of the total shares vest on April 9, 2008 and the remaining 1/3 of the total shares vest on April 9, 2009. These warrants expire on April 7, 2010.

On May 11, 2007, the Company granted its Senior Vice President of Operations of Titan Wireless, its President of Titan Wireless, and its Vice President of Sales of Titan Wireless warrants to purchase 200,000 shares of common stock at a per share exercise price of $1.26. The warrants vest in accordance with the following schedule: 1/2 of the total shares vest immediately on and 1/2 of the total shares vest on May 11, 2008. These warrants expire on May 11, 2010.

All of the foregoing were issued upon the reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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