Form 10KSB
period 2007-08-31
Titan Global Holdings, Inc.
filed 2007-11-29
CIK 770471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number 000-32847

TITAN GLOBAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	87-0433444
(State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

1700 Jay Ell Drive, Suite 200
Richardson, Texas 75081
(Address of Principal Executive Offices, Including Zip Code)

Issuer’s telephone number: (972) 470-9100

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
Yes  ☐   No  ☒

The issuer’s revenues for the fiscal year ended August 31, 2007: $ 111,344,735

As of November 23, 2007 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $27,453,144 based upon the closing sales price on the OTC Bulletin Board for that date.

As of November 23, 2007, the number of outstanding shares of the issuer’s Common Stock, par value $0.001 per share, were 53,667,502.

Transitional small business disclosure format (check one) Yes ☐   No ☒

TITAN GLOBAL HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-KSB

For the Fiscal Year August 31, 2007

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

Titan Global Holdings (the “Company”, “We”, “Us”, “Our” or “Titan”) is a diversified holding company with a dynamic portfolio of subsidiaries that benefits from the ever-expanding worldwide demand for new communications and connectivity services and products. The Company is committed to providing consumers with the tools they need to thrive by connecting them to family, friends and colleagues.

The Company capitalizes on a broad range of technological innovations spanning telecommunications, electronics and homeland security. Derived from internal development and strategic acquisitions, Titan delivers cost-effective, secure, and environmentally-friendly solutions for customers around the world. The Company has nine active wholly-owned subsidiaries operating in four divisions – Titan Communications, Titan Electronics and Homeland Security, Titan Energy, Titan Card Services, and Titan Global Brands. The Communications division includes Oblio Telecom, Inc. (“Oblio”), a market leader in prepaid telecommunications and the second largest publicly-owned company focused on the international prepaid telecommunications space, StartTalk Inc. (“StartTalk”), Pinless, Inc. (“Pinless”) and Titan Wireless Communications, Inc. (“Titan Wireless”), a prepaid wireless communications and mobile virtual network operator. The Electronics and Homeland Security division includes Titan PCB East, Inc. (“Titan East”) and Titan PCB West, Inc. (“Titan West”). These companies specialize in the manufacturing of advanced circuit boards and other high tech products for military and high-tech clients. Titan Energy division includes Appalachian Oil Company, Inc. (“Appco”). Appco is primarily engaged in the distribution of petroleum fuels and in the operation of retail convenience stores. Titan Card Services will focus on capitalizing on the burgeoning multibillion dollar international prepaid money transfer sector. Titan Global Brands includes USA Detergents, Inc. (“USAD”). USAD is a manufacturer and distributor of value-branded home care products.

Titan’s Communications division is our largest division in fiscal 2007 with revenues of $87,711,000 representing 79% of consolidated revenues. Titan’s Electronics and Homeland Security division is our legacy division with revenues of $23,634,000 in fiscal 2007 representing 21% of consolidated revenues. Financial information by segment is presented under the heading Segment Information in the Notes to our Consolidated Financial Statements below in this Annual Report. Titan Energy division, Titan Card Services, and Titan Global Brands are recent developments and had no activity in fiscal 2007.

The Company's corporate office is located at 1700 Jay Ell Drive, Suite 200, Richardson, Texas 75081. The Company's telephone number is (972) 470-9100.

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

On February 27, 2003, through the Company's subsidiary, Titan PCB East, the Company acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuits using a patented manufacturing process (the "HVR Flex Ô Process"), for approximately $500,000 in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank. The acquired assets included equipment, work-in-process, inventory, technology and patent licenses and customer lists. In connection with this acquisition, the Company acquired Eastern Manufacturing Corporation's rights under a license agreement with Coesen Inc., a New Hampshire corporation ("Coesen Inc."), to manufacture PCBs using the HVR Flex Ô Process. Titan PCB East was granted an option to purchase certain real estate assets. The Company financed the acquisition of Eastern Manufacturing Corporation's assets through the issuance and sale on February 27, 2003 of secured promissory notes by Titan PCB East to a limited number of accredited investors in a private placement.

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

Through the Oblio acquisition, the Company also acquired Pinless, Inc. Pinless offers customers the ability to access prepaid international calling features via e-commerce or pinless residential dialing. Pinless supports first and second generation Americans with established credit who prefer the convenience of managing their account purchases of prepaid communications services and products on-line through our website WhyUseIt.com.

On April 17, 2006, the Company established StartTalk, Inc. to own and operate switching equipment. This switching equipment enables the Company to rapidly deploy and efficiently deliver prepaid international telecommunications services at favorable cost structures. StartTalk owns, operates and leases switching equipment in two strategic locations in the United States.

On September 28, 2006, the Company established Titan Wireless Communications, Inc. to better capitalize on organic and strategic growth opportunities in the prepaid wireless sector. Our Board of Directors approved a plan to transfer all wireless assets, including the Bravo Cellular and the Picante Movil brands to Titan Wireless Communications, Inc.

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

The assets acquired include all fixed assets, equipment, furniture, fixtures, and leasehold improvements located at Ready Mobile’s offices in Hiawatha, Iowa, and used by Ready Mobile in connection with its business. The Company also acquired all contracts and intellectual property of Ready Mobile used in the operation of the business.

NEW DEVELOPMENTS

On July 23, 2007, the Company formed a new division, the Titan Energy Group (“Titan Energy”). Titan Energy’s focus will be on acquiring and managing complementary energy sector assets, which falls in line with the Company’s strategy to aid growth through strategic acquisitions.

On September 17, 2007, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Appalachian Oil Company, Inc. (“Appco”), a corporation formed under the laws of Tennessee, from the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. The purchase price paid for the shares under the Appco stock purchase agreement, as amended, was $30,000,000 in cash, of which $1,000,000 will be escrowed for 18 months following the closing of the acquisition in order to secure the Company’s potential claims against the Appco sellers for any breach of their representations, warranties and covenants under the stock purchase agreement.

Appco is headquartered in Blountville, Tennessee and is primarily engaged in the distribution of petroleum fuels in eastern Tennessee, southwestern Virginia, eastern Kentucky, western North Carolina and southern West Virginia and in the operation of retail convenience stores in some of those regions. Appco is a part of the Titan Energy division.

On August 7, 2007, the Company formed a new division, Titan Global Brands (“Titan Brands”). Titan Brands will focus on integrating, protecting and expanding brand management capabilities and leveraging and optimizing growth from the Company's distribution channels.

On September 4, 2007, the Company formed Titan Card Services, Inc. ("Card Services"). Card Services is a division of the Company and is a wholly owned subsidiary. Card Services’ focus will be to capitalize on the burgeoning multibillion dollar international prepaid money transfer sector. Given the Company’s familiarity with the prepaid sector and the specific needs of its core demographic customer base, which includes first and second generation Americans, the Company's senior management identified a significant need in this growing market to transfer funds internationally. Titan anticipates that its branded Guardian™ prepaid calling card products will be on retail shelves in October, 2007. For competitive reasons, Titan will not release details of these products and their pricing at this time.
On October 16, 2007, the Company exercised its option to acquire 80% of the issued and outstanding capital of USA Detergents, Inc. (“USAD”) in exchange for one dollar ($1.00) pursuant to the Stock Purchase Agreement dated July 30, 2007 by and among the Company, USAD and USAD Metro Holdings, LLC, as amended.

USAD is headquartered in North Brunswick, New Jersey and is a manufacturer and distributor of value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates. With the addition of USAD, Titan Brands Division’s expansive and overlapping distribution network will now reach more than 86,000 domestic retail locations and over 175 international locations.

On November 5, 2007, the Company formed Titan Electronics Group (“Titan EG”). Titan EG is currently a division of the Company and is a wholly owned subsidiary. The Company also announced the successful completion of its first step in a planned acquisition of the assets of Nexus Nano Electronics, Inc. ("Titan Nexus"), a manufacturer of custom circuit boards for aerospace, defense and other industries. Titan Nexus, along with the Company’s legacy subsidiaries, Titan East and Titan West are now a part of the Titan EG. The Company anticipates that this entity will be divested and spun off into a separate entity via a 100% stock dividend in FY 2008.

Further detail on these developments is available in Note 21 Subsequent Events in the financial statements of this annual report on Form 10-KSB.

INDUSTRY BACKGROUND – TITAN COMMUNICATIONS DIVISION

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

Cash Based Groups - Although credit is widely available in the United States, more than 90 million Americans pay for services in cash. In fact, 28 percent of American households have no credit cards. The people in these households include 1st and 2nd generations of Americans and others who prefer to use cash rather than credit.

Contract Adverse - Unlike postpaid, no contracts are required by prepaid services. Prepaid services afford greater flexibility for temporary users, travelers, and new entrants who would like to try the service without long-term commitments.

Credit Challenged - It is estimated that there are 28 million credit-challenged consumers in the U.S. alone. These consumers usually show high interest in owning a mobile phone, but lack the credit rating to qualify for postpaid plans. It has been estimated that one out of every three U.S. postpaid wireless applicants are denied contract service due to insufficient credit ratings. For the credit challenged, prepaid services may be their only viable choice to obtain wireless phone services.

Teenagers and Young Adults - The Yankee Group estimates that the youth market spent more than $170 billion last year of their own money and, via their parents, influence an even greater amount of total household spending. Furthermore, prepaid programs are ideally suited for parents who want to give their children a mobile phone, but want to limit their liability.

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

Prepaid International Long Distance

The prepaid international long distance card market has experienced explosive growth in the past ten years. This is driven primarily by growth in first and second generation Americans, mainstream market penetration, and expanded retail distribution. According to International Data Corporation (“IDC”), current prepaid card revenues eclipsed $5.3 billion in 2005 and an estimated 50 million households in the United States use prepaid calling cards. Also, the largest sector of the prepaid international calling card market is the Hispanic sector. The Hispanic market is large, concentrated, loyal and growing. According to the US Census Bureau, by 2010 the Hispanic market is projected to be:

•	47.8 million individuals
•	15.5% of US population
•	Growing 3.4 times faster than non-Hispanics (34.1% in the last decade)
•	Incremental annual Hispanic immigrant growth is in excess of 1 million

Prepaid Wireless Communications

According to Fitch’s “Global Wireless Review”, wireless service revenue growth in the U.S. remained positive in 2006 due to steady subscriber penetration gains, reduced subscriber churn, and solid growth in data revenue, which was partially offset by lower voice Average Rate per User (“ARPU”). Gross addition mix changes continued as aggregate gross additions for pre-paid and post-paid subscribers increased by approximately 6.0 percent to 31.0 million in the first half of 2006 on the strength of prepaid gross additions in the youth and family segment. Post-paid subscriber gross additions declined by approximately 6.0 percent to 21.5 million. Although churn slightly improved in the first half of the year to 1.9 percent (on a monthly basis), aggregate net additions decreased by 5.0 percent to 10.6 million, with post-paid net additions decreasing by 18.0 percent to 7.3 million.

The slow-down in revenue and subscriber growth in 2006 was expected to continue in 2007 due to competitive impacts on pricing and subscriber additions. The mix of post paid and pre-paid subscribers was changing, with pre-paid subscribers becoming an increasing percentage of the total customer mix. Through mid-2006, prepaid and reseller subscribers represented approximately 13.1 percent of total subscribers in the U.S., compared to 12.5 percent and 10.6 percent at year-end 2005 and 2004, respectively. Pre-paid subscribers have a materially lower ARPU and higher churn rate compared to post-paid subscribers. As a result, the increasing number of pre-paid subscribers was expected to generate negative pressure on ARPU and churn. While fixed line telecommunications services were expected to experience a decline in both revenues and volume going forward, a positive outlook for continued growth within the wireless telecommunications industry was forecasted.

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

INDUSTRY BACKGROUND - TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

Titan Electronics and Homeland Security division manufactures complex quick-turn and prototype printed circuit boards and printed circuit boards for the high-end commercial customers and the US defense industry. Printed circuit boards serve as the foundation of most complex electronic products. The printed circuit board manufacturing industry has benefited from the proliferation of electronic products in a variety of applications, ranging from consumer products, such as cellular telephones, to high-end commercial electronic products, such as communications and computer networking equipment. Printed circuit boards are manufactured from sheets of laminated base material purchased from various laminate suppliers. Each sheet (also known as a manufacturing process panel) typically consists of multiple printed circuit boards, while each board contains its own identity consisting of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it.

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

The Company sees several trends in the printed circuit board manufacturing industry. These include:

Importance of Prototype Printed Circuit Board Production - Original equipment manufacturers are placing increased emphasis on the prototype stage of printed circuit board production in order to accelerate product development. Domestically, higher volume production of printed circuit boards is becoming increasingly more competitive, as much of this production is exported to countries overseas for low cost manufacturing. The Company believes in placing a stronger emphasis on the small volume, highly complex, multi-layer prototype printed circuit boards for original equipment manufacturers in research and development companies headquartered in areas such as Silicon Valley, while the production volumes are mass-produced at other locations.

Shorter Electronic Product Life Cycles - Rapid changes in technology are shortening the life cycles of complex electronic products and reducing the period during which products are profitable, placing greater pressure on original equipment manufacturers to bring new products to market faster. The rapid adoption of innovative electronic products is heightening the need for original equipment manufacturers to minimize the time required to advance products from prototype design to product introduction. The Company believes these time-to-market requirements are causing original equipment manufacturers to increasingly rely on printed circuit board manufacturers who have the capability to meet the technology demands of compressed product life cycles.

Increasing Complexity of Electronic Products - The increasing complexity of electronic products is driving technological advancements in printed circuit boards. Original equipment manufacturers are continually designing more complex and higher performance electronic products, which require printed circuit boards that can accommodate higher speeds and component densities. The Company believes that original equipment manufacturers are increasingly relying upon prototype printed circuit board manufacturers who invest in advanced manufacturing process technologies and sophisticated engineering staff to accelerate product development.

INDUSTRY BACKGROUND - TITAN ENERGY DIVISION

The Titan Energy division is primarily convenience stores with gas stations. The convenience store (c-store) industry includes about 60,000 companies with combined annual sales of $200 billion. Major companies include 7-Eleven, The Pantry, and the retail divisions of large oil companies like Exxon Mobil and BP. About 70 companies operate 100 or more stores. The industry is highly fragmented: the 50 largest companies hold less than 40 percent of the market. The average store has annual sales of about $2 million. (http://www.hoovers.com/convenience-stores-and-gas-stations/--ID__15--/free-ind-fr-profile-basic.xhtml).

An average store may sell close to a million gallons of gasoline per year; the average gross profit per gallon is about 13 cents. Chains not owned by oil companies generally buy gasoline from major oil companies or independent refiners under multiyear supply contracts, with delivery from local terminal at the “rack rate” (local market price). Contracts usually specify minimum annual purchases and may contain incentives for taking a high volume. The gas sold at stores may be branded or unbranded. Single-store operators often pay higher wholesale prices for gas. Typically, the gasoline inventory at each store turns over every seven days.

Given the limited space in a store, deciding what merchandise to sell is a key function of management. Merchandising often concentrates on goods with high volume (beverages) or high margins (drugs), or goods with low margins but that draw customers into the store (such as lottery tickets, toilet paper, and milk). Chains monitor their merchandise mix very carefully using highly sophisticated sales tracking computer software that can identify, for example products that are often bought together, or product that sells best at lunchtime, etc. Local managers often have some latitude in adjusting the merchandise mix to suit local needs and tastes. Merchandise is typically bought from several wholesalers, often under long-term supply contracts. 7-Eleven uses a single national distributor for all its grocery products, while beverages and snacks are bought from other wholesalers. A large chain may operate its own distribution system, with regional warehouses that package shipments from several wholesalers into daily deliveries to individual stores.

PRODUCTS AND SERVICES – TITAN COMMUNICATIONS DIVISION

Titan Communications division provides its customers efficient, cost-effective international prepaid telecommunications solutions that include international calling cards, wireless services and pinless international dialing services.

International Calling Cards - We provide our end-user customers through our distribution network international prepaid calling cards that offer efficient calling options to foreign countries. We generally design our cards on a region/country specific basis to offer our customers enhanced value to their preferred call destinations. Our cards are generally sold in $2 and $5 denominations.

Wireless Services - We provide our end-user customers through our distribution network with cost-effective cellular phone handsets and efficient prepaid wireless services. We sell cellular handsets and individual prepaid wireless minute refill cards to allow our customers ultimate flexibility and control of their wireless expenditures. We offer prepaid wireless minute refill cards in $10, $15, $20, $25 and $30 denominations. We also offer unlimited nights and weekends in higher denomination cards and in separate cards that are available for purchase. Our prepaid wireless services do not require contract commitments or credit approval.

Pinless International Dialing Services - We provide our customers direct access to efficient international dialing via our website “WhyUseIt.com.” End-customers can log on to our website and purchase prepaid international calling at discounted rates via credit or debit card transactions.

PRODUCTS AND SERVICES – TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

In our electronics and homeland security division, we provide our customers with competitive prototype printed circuit board manufacturing solutions from prototype through pre-production development. Titan's services include:

Quick Turn Production - Our clients are typically product and chip designers that need high quality prototype printed circuit boards on an expedited basis. We produce prototype printed circuit boards of various types and complexities based on client specifications, with delivery times ranging between 24 hours and a standard lead time of 10 days. Because the Company processes customer orders on a "quick-turn" basis, we do not typically have more than a two-week backlog of customer orders at any one time.

Process Development - Our clients are concerned with the manufacturing yields that are generally reflected in each volume production run of a market ready printed circuit board. We work closely with its customers' engineering departments to develop "Design for Manufacturing" standards for future high volume production. The purpose of our design assistance efforts is to determine efficient layouts of printed circuit boards to improve production yields and decrease volume production costs of a market ready printed circuit board.

System Testing - We have the capability to perform several methods of electrical testing on a finished printed circuit board.

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

PRODUCTS AND SERVICES – TITAN ENERGY DIVISION

Titan Energy Division, which had no operations until fiscal year 2008, currently operates 56 retail convenience stores in East Tennessee, Southwest Virginia, and Eastern Kentucky. The Company is also a petroleum fuels jobber for 160 retail and commercial accounts in East Tennessee, Southwest Virginia, Eastern Kentucky, Western North Carolina, and Southern West Virginia. Titan Energy provides its customers with transportation fuels and convenience store merchandise through the company operated retail sites.

Titan Energy sells products consistent with the industry. The industry average convenient store sells mainly gasoline (65 percent of revenue), groceries (12 percent), cigarettes (11 percent), beer and wine (4percent), and prepared food (2 percent). About 15 percent of industry revenue comes from c-stores that don’t sell gasoline, typically in urban locations. An average c-store covers 1,500 to 2,500 square feet and has three to four gassing stations with a total storage capacity of 30,000 gallons. Traditionally, merchandise sales are geared to impulse buying of high margin goods by walk-in customers. A typical store may stock from 500 to 1,000 different items. (http://www.hoovers.com/convenience-stores-and-gas-stations/--ID__15--/free-ind-fr-profile-basic.xhtml).

CUSTOMERS AND MARKETS – TITAN COMMUNICATIONS DIVISION

Our customers in our communications division tend to be primarily first and second generation Americans. Our prepaid telecommunications service division distributes prepaid international phonecards, prepaid wireless services and other prepaid solutions through distributors that provide the company access to an estimated 60,000 retail locations in all 50 states and Puerto Rico.

CUSTOMERS AND MARKETS – TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

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

Quick-turn/Prototype - Our quick-turn and prototype customers are original equipment manufacturers that will pay a premium for production completed in a rapid fashion. These customers represent a wide range of industries including the security industry, chip and semiconductor industries, contract manufacturing, telecommunication, and bio-medical industries. We generally complete these orders in 24 hours to ten days to meet customer expectations.

Military and Defense Contractors - Our military and defense industry customers are required to purchase printed circuit boards from companies that hold certain certifications from the United States Department of Defense. We currently have military certifications (31032 and 55110) in our east coast manufacturing facility in Amesbury, MA.

CUSTOMERS AND MARKETS – TITAN ENERGY DIVISION

Our customers in our energy division include retail customers in our convenience store distribution channel and fuel distribution centers and commercial accounts in our fuel distribution channel. We operate 56 convenience stores in East Tennessee, Kentucky and southwest Virginia. Store patrons frequent our retail locations due to our competitive fuel pricing structure and the familiarity with our trusted branded APPCO locations and our conveniently located stores selling branded fuel products. Our fuel distribution channel services approximately 160 customers with an array of fuel products on a wholesale basis in East Tennessee, Kentucky, Virginia, West Virginia and North Carolina.

SALES AND MARKETING – TITAN COMMUNICATIONS DIVISION

Prepaid International Calling Cards - We have developed an extensive and efficient distribution model for our prepaid international calling cards. Our distributors provide us access to an estimated 60,000 retail locations in all 50 states and Puerto Rico. Furthermore, the retail locations we access are primarily “c-stores” or “bodegas” that are strategically located in near proximity to our targeted customers. We closely manage our distribution network with internal sales resources. We are currently attempting to expand our distribution of our international calling cards to large retailers and point of sale providers.

Prepaid Wireless Services - Our prepaid wireless products and services leverage the established distribution of our prepaid international calling card division. We launched our first prepaid wireless services offering with our Bravo Cellular brand in fiscal year 2006 built on the success of one of our trusted prepaid international calling card brands. Picante, in our fiscal year 2007, through the launching of Picante Movil prepaid wireless service which targets our Hispanic customer base and in addition, acquired the Ready Mobile and Mojo Mobile brands in fiscal year 2007 in connection with the asset purchase agreement entered into with Ready Mobile, LLC.

Pinless International Dialing Services - Our prepaid international dialing services have benefited exclusively from word-of-mouth and referral marketing efforts. We look to invest in focused efforts to grow this division in fiscal year 2008 as we will direct more traffic to our portal expanding our market reach.

SALES AND MARKETING – TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

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

We market our services through direct full time sales representatives and independent sales representatives, supervised by its Vice-President of Sales and Marketing. We continue to expand our independent sales representative network which increases our customer diversity and expands our geographic footprint.

SALES AND MARKETING – TITAN ENERGY DIVISION

Convenience Store Channel - Our sales and marketing strategy focuses on providing retail customers access to competitively priced fuel products, convenient retail locations and trusted and familiar branded locations.

Fuel Distribution Channel – Our sales and marketing strategy focuses on providing competitive pricing, superior customer service and dependable reliable delivery of fuel products.

The Company has long standing well established relationships with fuel terminal facilities, refineries and many major oil and gas companies. We utilize the volume buying strength of our operated retail stores and our wholesale customers to buy fuel at competitive prices. Because many convenience store customers are attracted to a particular store due to the competitiveness of fuel pricing, maintaining a steady supply of competitively priced fuel products leads to the more profitable inside sales of tobacco products, beer and wine, packaged goods and food. We are currently attempting to expand our distribution footprint to include complementary retail locations and wholesale customers. In addition, we are establishing strategic relationships with bio-fuel suppliers to increase the number of bio-fuel product offerings to our customers.

SUPPLIERS – TITAN COMMUNICATIONS DIVISION

Prepaid International Calling Cards – In FY 2006 we formed the StartTalk, Inc. subsidiary that owns, leases, and operates switching hardware and equipment. In April 2007, we began terminating all calls on cards sold through our distribution channels through StartTalk. Prior to April 2007, we distributed prepaid calling cards for AT&T and Sprint and the calls were terminated on their respective networks. Utilizing our own network reduces our reliance on key suppliers and enables us to rapidly deploy call termination services at favorable costs. Specifically, calls terminated on StartTalk’s equipment utilize least cost routing software to terminate calls efficiently. Least cost routing software chooses termination routes for all destinations on a real-time basis to maintain a competitive cost and acceptable call quality.

Prepaid Wireless Services - We operate our prepaid wireless services through an MVNO agreement with Sprint PCS. A mobile virtual network operator is a company that does not own a licensed frequency spectrum, but resells wireless services under their own brand name, using the network of another mobile phone operator.

SUPPLIERS – TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

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

SUPPLIERS – TITAN ENERGY DIVISION

Our suppliers are oil refineries in Texas and Louisiana for our unbranded fuel products and Exxon, BP, CITGO, Sunoco, and Marathon for our branded fuel products. We stock our convenience stores with goods purchased from nationally recognized wholesalers and brand distributors. (http://www.hoovers.com/convenience-stores-and-gas-stations/--ID__15--/free-ind-fr-profile-basic.xhtml).

COMPETITION – TITAN COMMUNICATIONS DIVISION

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

Prepaid International Calling Cards - We believe our success in providing our prepaid international calling card services is based on our ability to provide low rates and reliable service to our customers in our identifiable and well-known brands, while efficiently distributing our calling cards to a geographically and culturally diverse customer base. The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry, and for its ease of market entry. As calling rates continue to decline and competition increases, thereby reducing the influence of pricing as a differentiating competitive factor, we will increasingly compete on the basis of our call quality, brand recognition, customer service and distribution capabilities.

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

Prepaid Wireless Services - We believe that our primary competition in the U.S. wireless market is with national and regional wireless service providers including Alltel, AT&T, Sprint (and Sprint affiliates), T-Mobile, U.S. Cellular and Verizon Wireless. We also face competition from other resellers or MVNOs (Mobile Virtual Network Operators), such as Metro PCS, Virgin Mobile USA, TracFone Wireless, and others, which provide wireless services to customers but do not hold FCC licenses or own network facilities. In addition, there are several MVNOs that have either launched or have announced plans to launch service offerings targeting our market segments in the near future. These resellers purchase bulk wireless telephone services and capacity from wireless providers and resell to the public under their own brand name through mass-market retail outlets. In addition, wireless providers increasingly are competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and internet access, are also available from personal communications service providers and enhanced specialized mobile radio carriers. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services.

We believe that we are strategically positioned to compete with other wireless providers as we have an established distribution network to reach our targeted customers and established brand identities that our customers know and trust.

COMPETITION – TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

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

COMPETITION – TITAN ENERGY DIVISION

Demand depends mainly on the volume of car driving, which in turn depends on economic activity. The profitability of individual stores is closely linked to location and product mix. Large companies have advantages in buying gasoline at bulk prices, but small companies can compete effectively by having superior locations. Annual revenue per worker is close to $300,000.

ENVIRONMENTAL REGULATION – TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

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

ENVIRONMENTAL REGULATION – TITAN ENERGY DIVISION

Titan Energy Division operates underground storage tanks (“UST’s”) for the storage of petroleum fuels. Between 1988 and 1998, Appco upgraded, replaced or removed all of its UST’s in order to comply with the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

Titan Energy Division owns UST’s in four states. Each of these states operates a state-funded, state-administered insurance program that reimburses the Company for the expenses of remediating any pollution resulting from a release from any of the Company’s UST’s. Each of these state insurance funds is subject to a deductible that the Company must pay before it can seek reimbursement from each of the state funds.

GOVERNMENT REGULATION - TITAN COMMUNICATIONS DIVISION

Regulation of Telecom by the Federal Communications Commission
The FCC has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. The FCC also has jurisdiction over issues relating to the provision of service via wireless spectrum.

Universal Service Fund
In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the “Universal Service Funds”). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our interstate services, either as a separate surcharge or as part of the base rate. In turn, we remit amounts owed to the Universal Services Fund on a quarterly basis. We directly remit contributions to the Universal Service Fund administrator for our prepaid wireless services and indirectly pay contributions applicable to our wire-line services through our underlying suppliers.

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

Access Charges
As a long distance reseller, we remit access fees indirectly to our underlying facilities-based long distance suppliers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase.

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

IP-Enabled Services
On October 18, 2002, AT&T filed a petition with the FCC requesting a declaratory ruling that calls that originate and terminate on the public switched telephone network (“PSTN”), but which may be converted into IP during some part of the transmission, are exempt from access charges under existing FCC rules. On April 21, 2004, the FCC rejected AT&T’s Petition, stating that the calls described by AT&T were telecommunications services subject to access charges and Universal Service Fund contributions under existing FCC rules. In addition, on June 30, 2006, the FCC released a declaratory ruling concluding that certain prepaid calling card service providers are telecommunications service providers and must pay access charges and contribute to the Universal Service Fund. We do not provide IP-enabled communications services to the public, but our telecommunications transmission suppliers may use Internet Protocol in their networks. To the extent FCC decisions affecting the future of IP-enabled communications impacts our suppliers and increases their costs, our costs may also increase. We have not experienced any cost increases directly attributable to the regulatory treatment of IP-enabled services, but cannot predict the impact of future changes at this time.

Per Call Payphone Compensation
The Telecommunications Act requires telecommunications companies to pay per call compensation to the owners of payphones for coinless calls (toll-free calls and certain other “dial-around” calls) originating from payphones. The default rate is $0.494 per completed call. We include the per call payphone compensation in our base rates and card features in our StartTalk business unit. In June 2006, the FCC included a statement in its Prepaid Calling Card regulation order that we believe improperly expanded the legal definition of a “completed call.” This issue is presently subject to a Reconsideration Petition at the FCC. We cannot predict the outcome or impact on our business at this time.

GOVERNMENT REGULATION – TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

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

To date, the costs of compliance with governmental regulations have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, the Company may be required to incur substantial additional expenditures.

EMPLOYEES – TITAN COMMUNICATIONS DIVISION

Titan’s communications division has 75 full-time employees. Of these 7 are involved in management, 10 in shipping and inventory, 12 in administrative/accounting, 18 in sales, and 28 in call center functions.

EMPLOYEES – TITAN ELECTRONICS AND HOMELAND SECURITY DIVISION

Titan’s electronics and homeland security division has 185 full time direct employees, none of whom are represented by unions. Of these employees, 159 are involved in manufacturing and engineering, 10 are in sales, customer/sales support, and marketing and 16 worked in management, accounting, systems and other support capacities.

The Company has not experienced any labor problems resulting in a work stoppage and it believes that the Company has good relations with its employees. The Company does not expect any significant increase in the size of its labor force as a result of near term organic growth.

EMPLOYEES – TITAN ENERGY DIVISION

Titan’s energy division has 541 full-time employees. Of these employees, 502 are involved in operations and retail, 6 are involved in management, 4 are in sales, and 29 worked in management, accounting, systems, and other support capacities.

EMPLOYEES – TITAN GLOBAL HOLDINGS CORPORATE DIVISION

Titan’s corporate division has 4 full time direct employees. All are in executive or administrative/accounting capacities.

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

We experienced net losses of $23.7 and $5.1 million for the years ended August 31, 2007 and 2006 respectively and we may not generate profits in the future on a consistent basis, or at all. As of August 31, 2007, we had a net working capital deficit of $19,750,000 and a shareholders’ deficit of $30,148,000. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes; to sustain and expand sales and marketing activities, to effectively support the operations and to otherwise implement our overall business strategy. If such funds are not available when required or on acceptable terms, our business and financial results could suffer. The inability to obtain additional capital will restrict our ability to grow and may reduce its ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to the existing shareholders.

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

A relatively small number of customers are responsible for a significant portion of our net sales. For the years ended August 31, 2007 and 2006, ten customers accounted for 78% and 70% of our sales, respectively in our Communications Division and 45% and 36% of our sales, respectively in our Electronics and Homeland Security Division. We anticipate that a material percentage of our sales will continue to be derived from a small number of significant customers. If we experience a decline in sales or lose one or more of our major customers it would negatively impact our business, results of operations, and financial condition. If one or more of these customers were unable to pay for goods and services we provided, our results of operations could be significantly negatively impacted.

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

We are exposed to the credit risk of some of our customers and also as a result of a concentration of our customer base.

Most of our sales are on an “open credit” basis, with standard industry payment terms. We monitor individual customer payment capability in granting open credit arrangements, seek to limit open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. During periods of economic downturn in the global economy and the electronics and telecom industries, our exposure to credit risks from our customers increases. Although we have programs in place to monitor and mitigate the associated risk, those programs may not be effective in reducing our credit risks.

Our principal stockholders, officers and directors own a controlling interest in its voting stock and investors have a limited voice in our management.

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 53.14% of its outstanding common stock. Three of the Company’s stockholders, Irrevocable Children’s Trust, Crivello Group, LLC, and Farwell Equity Partners, LLC, hold approximately 66.15% of its outstanding common stock. David Marks, the Company’s Chairman, is one of two trustees of Irrevocable Children’s Trust and is the Managing Member of Farwell Equity Partners, LLC. Mr. Marks has sole voting and dispositive authority with respect to the shares of stock held by Irrevocable Children's Trust and Farwell Equity Partners, LLC. As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including:

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

We may be at a competitive disadvantage with respect to price for volume production when compared to manufacturers with lower cost facilities in Asia and other locations. We believe price competition from PCB manufacturers in Asia and other locations with lower production costs, greater financial resources; larger market share and larger customer base may play an increasing role in the market for volume production. While historically our competitors in these locations have produced less technologically advanced PCBs, they continue to expand their technology to include higher technology PCBs. In addition, fluctuations in foreign currency exchange rates may benefit these offshore competitors. As a result, these competitors may gain market share in the market for higher technology PCBs, which may force us to lower our prices, reducing revenue, gross profit, and cash flow from operations.

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

Risks Relating to the Company’s Electronic and Homeland Security Business:

We rely on suppliers for the raw materials used in manufacturing our PCBs. There may be shortages of these raw materials which could cause us to curtail our manufacturing or incur higher than expected costs.

We currently order the raw materials that we use in the manufacture of PCBs from a limited number of preferred suppliers. Although we believe that the materials we use are generally readily available in the open market and numerous other suppliers of such materials exist, any disruption of the supply of such raw materials could have a material adverse effect on our operations. From time to time manufacturers of products that also use these raw materials increase their demand for these materials and, as a result, the prices of these materials increase. During these periods of increased demand, our gross margins may decrease as we have to pay more for raw materials.

We may be exposed to intellectual property infringement claims by third parties, which could be costly to defend, could divert management's attention and resources and, if successful, could result in liability.

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

Lower sales may cause gross profits and operating results to decrease because many of our operating costs are fixed.

A significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. If we do not receive orders as anticipated or if revenue is reduced by reductions in the proportion of our quick-turn services and premium business, our operating results will be adversely affected. Revenue shortfalls have historically resulted in an underutilization of our installed capacity and, together with adverse pricing, have decreased our gross profits. Future decreases in demand or pricing will likely decrease our gross profits and have a material adverse impact on our results of operations.

We may experience significant fluctuation in our revenue because we sell primarily on a purchase order basis, rather than pursuant to long-term contracts.

Our operating results fluctuate because we sell primarily on a purchase-order basis rather than pursuant to long-term contracts, and we expect these fluctuations to continue in the future. We are therefore sensitive to variability in demand by our customers. Because we time our expenditures in anticipation of future sales, our operating results may be less than we estimate if the timing and volume of customer orders do not match our expectations. Furthermore, we may not be able to capture all potential revenue in a given period if our customers’ demand for quick-turn services exceeds our capacity during that period. Because of these factors, you should not rely on quarter- to-quarter comparisons of our results of operations as an indication of our future performance. Because a significant portion of our operating expenses are fixed, even a small revenue shortfall can have a disproportionate effect on our operating results. It is possible that, in future periods, our results may be below the expectations of public market analysts and investors. This could cause the market price of our common stock to decline.

If we experience excess capacity due to variability in customer demand, our gross margins may decline.

We maintain our production facilities at less than full capacity to retain our ability to respond to quick-turn orders. However, if these orders are not received, we could experience losses due to excess capacity. Whenever we experience excess capacity, our revenue may be insufficient to fully cover our fixed overhead expenses and our gross margins would decline. Conversely, we may not be able to capture all potential revenue in a given period if our customers’ demands for quick-turn services exceed our capacity during that period. In accordance with SFAS 151, Inventory Costs, we account for these excess capacities as current-period charges resulting in margin fluctuations.

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

Risks Relating to the Company’s Titan Energy Business:

Our financial results are affected by volatile refining margins.

Our financial results will be primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. Our cost to acquire feedstocks and the price at which we can ultimately sell refined products depend upon numerous factors beyond our control, including regional and global supply of and demand for crude oil, gasoline, diesel, and other feedstocks and refined products. These in turn are dependent upon, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of refined product inventories, U.S. relationships with foreign governments, political affairs, and the extent of governmental regulation. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future.

Compliance with and changes in environmental laws could adversely affect our performance.

The principal environmental risks associated with our operations are emissions into the air and releases into the soil, surface water, or groundwater. Our operations are subject to extensive federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, greenhouse gas emissions, and characteristics and composition of gasoline and diesel fuels. If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned. Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, such as those relating to greenhouse gas emissions and climate change (e.g., California’s AB-32 “Global Warming Solutions Act”), the level of expenditures required for environmental matters could increase in the future. Future legislative action and regulatory initiatives could result in changes to operating permits, additional remedial actions, or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, any major upgrades in any of our refineries could require material additional expenditures to comply with environmental laws and regulations.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal, state, and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Certain of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

Competitors that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage.

The refining and marketing industry is highly competitive with respect to both feedstock supply and refined product markets. We compete with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for our refined products. We do not produce any of our crude oil feedstocks. Many of our competitors, however, obtain a significant portion of their feedstocks from company-owned production and some have more extensive retail outlets than we have. Competitors that have their own production or extensive retail outlets (and greater brand-name recognition) are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

Some of our competitors also have materially greater financial and other resources than we have. Such competitors have a greater ability to bear the economic risks inherent in all phases of our industry. In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial, and individual consumers.

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

If an event of default occurs under the security agreement, stock pledge agreement, Greystone Business Credit II, LLC could take possession of all the Company’s and its subsidiaries’ assets.

In connection with the security agreement entered into in December 29, 2006, the Company granted a security interest in all of its assets to Greystone Business Credit II, LLC (“Greystone”) as security for the financing facility. Such security included a pledge of all trademarks and the stock of all subsidiaries. In addition the Company granted to Greystone a security interest on all of the Company’s and its subsidiaries' goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement and stock pledge agreement provide that upon the occurrence of an event of default under any agreement with Greystone, Greystone shall have the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Company’s obligations under these agreements. Any attempt by Greystone to foreclose on the Company’s assets could likewise cause the Company to curtail its current operations.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company’s leased facilities as of August 31, 2007 are as follows:

LOCATION	SQUARE FEET	PRIMARY USE	LEASE TERMS
Fremont, CA	27,984 sq ft	California Manufacturing Facility/Office	Sub-lease expires January, 2009; lease payment of $35,820 per month

Amesbury, MA	Three parcels: 57,033 sq ft, 2.168 acres, 2.478 acres	Massachusetts Manufacturing Facility/Office	Lease expires February 28, 2009; lease payments of $24,500 per month

Richardson, TX	17,934 sq ft	Corporate Office/ Communications Division Texas Office/Call Center/Warehouse	Lease expires April 30, 2012; lease payments of $10,979 per month

Hiawatha, IA	14,000 sq ft	Communications Division Iowa Office	Lease expires March 31, 2009; lease payments of $7,917

The Company conducts its Electronics and Homeland Security business through two facilities in Fremont, California and Amesbury, Massachusetts. Both of these facilities contain manufacturing operations, storage facilities, and back office support.

Oblio conducts all of its business from its Richardson, Texas location. Titan Wireless operates all of its business from its Hiawatha, Iowa location. The corporate office conducts its business from its Richardson, Texas location.

The Company believes its Fremont, California, Amesbury, Massachusetts, Hiawatha, Iowa and Richardson, Texas facilities will be adequate for its current operating needs and continued near term growth.

Appco’s home office is in a leased facility in Blountville, Tennessee. Appco operates 56 leased convenience stores in East Tennessee, Kentucky and southwest Virginia.

ITEM 3 - LEGAL PROCEEDINGS

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

On December 5, 2006, Oblio filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). Oblio is seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for Universal Service Fund (“USF”) charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. Oblio estimates that it and its predecessor have paid AT&T at least $61,913,000 in USF charges from 2001 to October 2006, but has not determined the USF charges it paid in 1999 and 2000. The fees paid to AT&T by Oblio for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other FCC charges, AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s belief its Prepaid Card Service was exempt under the law. This action was settled on October 12, 2007. Please see further details in Note 21 Subsequent Events in the financial statements.

On August 21, 2007, Oblio filed suit against Clifton PrePaid Communications, Corp., Clifton Pre-paid Corp, and Aref Aref, individually, in the District Court, 199th Judicial District, Collin County Texas. The Company is seeking damages resulting from non-payment of invoices for services rendered. The Company is seeking actual damages of $2,199,000; reasonable attorneys’ fees and costs; pre-judgment interest; and post-judgment interest. This action is pending as of November 28, 2007.

On November 2, 2007, the Company was notified, via a process server, that we were being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379,000 in damages for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. This action is pending as of November 28, 2007. The Company has accrued the amounts in its accounts payable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's shares are traded on the OTC Bulletin Board under the ticker symbol TTGL. The Company's shares have been traded on the OTC Bulletin Board since September 21, 2002. Prior to September 21, 2002, there was no "public market" for shares of its common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for past two fiscal years:

	High	Low
2006
First Quarter ended November 30, 2005	$0.25	$0.21
Second Quarter ended February 28, 2006	0.30	0.30
Third Quarter ended May 31, 2006	0.27	0.21
Fourth Quarter ended August 31, 2006	0.55	0.47

2007
First Quarter ended November 30, 2006	1.01	0.50
Second Quarter ended February 28, 2007	1.36	0.92
Third Quarter ended May 31, 2007	1.43	1.02
Fourth Quarter ended August 31, 2007	1.78	0.94

2008
First Quarter (1)	2.20	1.78

(1) As of November 23, 2007

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the finance.yahoo.com website.

On November 23, 2007, the last reported sale price for the Common Stock on the Over-the-Counter Bulletin Board Market was $1.94 per share. As of November 23, 2007, there were approximately 3,007 holders of record of Common Stock.

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

The Company's registrar and transfer agent is Continental Stock Transfer and Trust Co., Inc., 17 Battery Place, 8th Floor, New York, NY 10004.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Repurchases

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/09/07	05/31/07	90,500	$1.21	90,500	3,909,500
06/01/07	06/30/07	291,907	1.12	241,907	3,667,593
07/01/07	07/31/07	32,900	1.19	32,900	3,634,693
08/01/07	08/31/07	672,000	1.48	672,000	2,962,693
Total		1,087,307	$1.35	1,037,307	2,962,693

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

As of August 31, 2007, the Company had a working capital deficit of $19,750 and an accumulated deficit of $50,700. The Company generated revenues of $111,345 and $109,802 for the years ended August 31, 2007 and 2006, respectively and incurred net losses of $23,748 and $5,114 respectively. In addition, the Company generated $9,284 and used $382 of cash flow from operations during the years ended August 31, 2007 and 2006, respectively.

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

In fiscal year 2008, the Company has completed two strategic acquisitions. The Company acquired Appalachian Oil Company (“Appco”) and USA Detergents, Inc. (“USAD”). As a result of these acquisitions, the Company will see a change in its Assets and Liabilities as well as its Revenues and Net Income. The Company also announced a strategic plan to divest its printed circuit board business through a pro-rata dividend to the shareholders on record. The spin-off will allow the Company to accelerate strategic transaction flow at all remaining divisions, which the Company believes will significantly build overall shareholder value. See additional discussion in Note 21 Subsequent Events in the financial statements. The pro-forma financial statements for the recent acquisitions will be available subsequent to the filing of this 10-KSB.

RESULTS OF OPERATIONS

The following table sets forth income statement data for the years ended August 31, 2007 and 2006 and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and its consolidated financial statements and the related notes appearing elsewhere in this form 10-KSB.

	Years Ended August 31,
	2007		2006
Sales - communications division	$87,711	78.8%	89,297	81.3%
Sales - electronics and homeland security division	23,634	21.2	20,505	18.7
Total sales	111,345	100.0	109,802	100.0

Cost of sales - communications division	80,507	72.3	77,500	70.6
Cost of sales - electronics and homeland security division	22,397	20.1	18,198	16.6
Total cost of sales	102,904	92.4	95,698	87.2

Gross profit	8,441	7.6	14,104	12.8

Operating Expenses:
Sales and marketing	2,080	1.9	1,753	1.6
General and administrative	15,093	13.6	5,144	4.7
Amortization of intangibles	5,377	4.8	5,191	4.7
Total operating expenses	22,550	20.3	12,088	11.0
Operating income	(14,109)	(12.7)	2,016	1.8
Interest expense	(4,159)	(3.7)	(4,695)	(4.3)
Loss on value of derivative instruments	(13,446)	(12.1)	(1,740)	(1.6)
Gain/(loss) extinguishment of debt	7,966	7.2	(695)	(0.6)
Net loss	$(23,748)	(21.3)%	$(5,114)	(4.7)%

Year Ended August 31, 2007 Compared to the Year Ended August 31, 2006

Sales - Sales increased by $1,543 or 1.4% from $109,802 in the year ended August 31, 2006 to $111,345 in the year ended August 31, 2007. The majority of this increase resulted from the sales achieved in the Company's electronics and homeland security division. Sales in the Company’s communications division decreased $1,586 or 1.8% in fiscal year 2007 compared to fiscal year 2006. The decrease in sales in our communications division is due primarily to higher sales in 2007 of $10,423 when compared to 2006 offset by deferred revenues for prepaid calling cards sold for calls terminated through our StartTalk subsidiary of $12,009 in 2007 with the comparable amount in the prior period. In our fiscal year ending August 31, 2006, all of our prepaid international long distance revenue was derived from products that terminated with third parties. In fiscal 2007, the Company began terminating traffic on its owned or leased equipment. For calls terminated internally, revenue is recognized as the minutes are used on previously sold international prepaid long distance calling cards; the current year deferral represents revenues related to unused minutes on previously sold international prepaid long distance calling cards. Sales in the Company’s electronics and homeland security division increased $3,129 or 15.3% in fiscal year 2007 as compared to fiscal year 2006. The increase in sales in our electronics and homeland security division is primarily attributable to continued growth and market penetration in the production of quick-turn and prototype printed circuit boards. The Company commands higher panel prices and better operating margins in quick-turn and prototype work.

Cost of Sales - Cost of sales increased $7,206 or 7.5%, from $95,698 in the year ended August 31, 2006 to $102,904 in the year ended August 31, 2007, and as a percentage of sales increased from 87.2% in the year ended August 31, 2006 to 92.4% in the year ended August 31, 2007. The increase in cost of sales for the communications division was due to higher costs of sales associated with products terminated internally as compared to prior periods where the underlying costs of terminating traffic was borne by third parties. The increase in costs of sales in the electronics and homeland security division was due to higher revenue for the comparable periods and increased raw material costs in fiscal 2007 as compared to the prior period. The raw material increases were primarily related to increases in copper and other precious metals used in the manufacturing of printed circuit boards.

Gross Profit - Gross profit decreased by $4,603 or 32.6%, from $14,104 in the year ended August 31, 2006 to $9,501 in the year ended August 31, 2007 and as a percentage of sales decreased from 12.8% in the fiscal year ended August 31, 2006 to 7.6% in the fiscal year ended August 31, 2007. The gross profit decreased from 13.2% in fiscal 2006 to 8.2% in fiscal 2007 in our communications division due to higher costs of sales associated with products terminated internally as compared to prior periods where the underlying costs of terminating traffic was borne by third parties. The gross profit in the electronics and homeland security division decreased from 11.3% in fiscal 2006 to 5.2% in fiscal 2007. This decrease was due to increased raw material costs in fiscal 2007 as compared to the prior period that we were not able to pass on to our customers through increased pricing. The raw material increases were primarily related to increases in copper and other precious metals used in the manufacturing of printed circuit boards.

Sales and Marketing - Sales and marketing expenses increased by $327 or 18.7%, from $1,753 in the year ended August 31, 2006 to $2,080 in the year ended August 31, 2007. As a percentage of sales, sales and marketing expense increased from 1.6% in the year ended August 31, 2006 to 1.9% in the year ended August 31, 2007. This increase was due to sales and marketing staff additions in the electronics and homeland security division and additional sales and marketing costs associated with the integration of operations in Iowa acquired in the Ready Mobile LLP transaction.

General and Administrative Expenses - General and administrative expenses increased $9,949 or 193.4% from $5,144 in the year ended August 31, 2006 to $15,093 in the year ended August 31, 2007. As a percentage of sales, general and administrative expense increased from 4.7% in the year ended August 31, 2006 to 13.6% in the year ended August 31, 2007. General and administrative expenses increased in fiscal 2007 as compared to fiscal 2006 for a number of reasons including: an increase in bad debt expense in our communications division, $2,500; increases in salaries in part due to efforts to strengthen our system of internal controls, additional incremental salary as a result of the transaction with Ready Mobile, LLP and an increase in costs associated with operating our call center, $2,400; an increase in professional and legal fees, $1,000; an increase in other general and administrative expenses associated with the transaction with Ready Mobile LLP, $1,000; an increase in costs associated with investor relations, $600; an increase in FCC taxes associated with our internally terminated long distance services, $450; and other immaterial increases in general and administrative expenses.

Amortization Expense - Amortization expenses increased $186 or 3.6% from $5,191 in the year ended August 31, 2006 to $5,377 in the year ended August 31, 2007. As a percentage of sales, amortization expense increased from 4.7% in the year ended August 31, 2006 to 4.8% in the year ended August 31, 2007. Amortization expense increased mainly as a result of the amortization of intangibles related to the transaction with Ready Mobile LLP.

Interest Expense - Interest expense decreased $536 or 11.4%, from interest expense of $4,695 in the year ended August 31, 2006 to $4,159 in the year ended August 31, 2007. As a percentage of sales, interest expense decreased from 4.3% in the year ended August 31, 2006 to 3.7% in the year ended August 31, 2007. Interest expense decreased in fiscal 2007 due to the use of positive cash flow from operating activities generated during the year to retire debt associated with the acquisition of our communications division in fiscal 2005. We incurred $2,041 of interest expense in our communications division in fiscal year 2007.

Gain or Loss from Derivative Liabilities - Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Company recognized non-cash losses from the change in fair value of its derivative liabilities of $13,446 and $1,740 in the years ended August 31, 2007 and 2006, respectively.

Gain from Debt Extinguishment - As a result of the refinancing of the Company’s debt on December 29, 2006, (See Note 10 Gain or Loss on Extinguishment of Debt), the Company recorded a debt extinguishment gain of $7,966 in the year ended August 31, 2007. The Company recorded a loss on debt extinguishment of $695 for the year ended August 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our $13,000 revolving credit facility in our communications division and our $5,000 revolving credit facility in our electronics and homeland securities division. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of August 31, 2007, we had a total of $1,190 in unrestricted cash and cash equivalents. As of August 31, 2007, we also had restricted cash and cash equivalents and short-term investments of $750 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

We currently intend to seek opportunities to acquire strategic assets that will enhance and/or diversify our holdings in our communications division and our electronics and homeland securities division. We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial.

Operating Activities - Cash provided by operating activities was $9,284 during the year ended August 31, 2007 compared to cash used by operating activities of $382 during the year ended August 31, 2006. The increase in cash provided by operations is due primarily to a decrease in the federal excise tax recoverable and an increase in accounts payable and accrued liabilities when compared to the prior period.

Investing Activities - Cash used in investing activities was $583 during the year ended August 31, 2007 compared to cash used in investing activities of $1,428 during the year ended August 31, 2006. The decrease in cash used in investing activities is due to lower fixed asset purchases in the current fiscal year.

Financing Activities - Cash used by financing activities during the year ended August 31, 2007 was $8,912 compared to cash provided by financing activities of $969 during the year ended August 31, 2006. The decrease in cash provided by financing activities is due to the reduction of debt in the current year as cash provided by operating activities was used to reduce debt.

BORROWING ARRANGEMENTS

The loans to the Company are principally with (i) Greystone Business Credit II LLC, (“Greystone”) and are utilized primarily for the communications division and the electronics and homeland security division and are secured by its assets, and (ii) with F&L LLP, (“F&L”), which was utilized in connection with the Oblio acquisition in August 2005. From time to time, short term loans have been obtained from related parties to fund working capital or other needs. The various borrowing arrangements are described below and in detail in Note 9 Debt and Derivative Liabilities in the financial statements.

GREYSTONE BUSINESS CREDIT II, LLC
On December 29, 2006, the Company, together with all of its subsidiaries, entered into a credit facility with Greystone. The new credit facility with Greystone initially included a revolving line of credit (“Revolver”) in the maximum amount of $15,000 and also includes senior term loans of up to $7,950.

The revolver expires in December 2009, subject to earlier termination under certain circumstances. The revolving credit facility bears interest at a rate of 1.5%, plus the prime interest rate. Interest payments on the revolver are due monthly with principal paid at maturity. Revolver loans will be advanced based upon 85% of eligible accounts receivable and up to a maximum of 85% of eligible inventory, subject to certain limitations. The Company is required to have a minimum unused availability under the line of between $200 and $1,000. At year-end 2007, the Company was required to have a minimum unused availability of $340. The Company is obligated to use any refunds on commercial taxes including Universal Service Fees (“USF”) to repay the term loans. As of August 31, 2007, the Company has $5,983 of excess availability based on the loan limit and has excess availability based on collateral of $3 under the line.

The senior term loans bear interest at a rate of 6%, plus the prime interest rate, provided that such rate is reduced by .5% for each reduction of principal by $1,000. The senior term loans are to be paid off in 48 equal installments of $135 per month which will result in repayment of the principal.

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

On June 1, 2007, the Company entered into Amendment #2 with Greystone. Through the amendment, the Company received approval from Greystone to transfer 100% of the issued and outstanding shares of common stock related to StartTalk from Oblio to Titan Global Holdings corporate.

On June 11, 2007, the Company received the proceeds from tax refunds owed related to Federal Excise Tax (“FET”). The company used $3,232 of the proceeds to repay Term Loan B in full.

On July 25, 2007, the Company entered into Amendment #3 with Greystone. Through the amendment, Greystone agreed to reestablish Term Loan B and advance the Company up to $1,500. On August 23, 2007, the Company entered into Amendment #4 with Greystone. Through the amendment, Greystone agreed to increase Term Loan B by $500 to $2,000. Between July 25, 2007 and August 30, 2007, Greystone advanced $1,962. See additional discussion in Note 9 Debt and Derivative Liabilities in the financial statements.

The Company is in violation of the maximum cumulative net loss debt covenant restriction. The Company experienced a large cumulative loss in fiscal year 2007 related to several non-cash factors. The Company recorded $13,446 of non cash expense related to the loss of the value of derivative instruments. The Company has received a written waiver from Greystone stating there will be no penalty associated with this debt covenant violation.

SELLER-FINANCED NOTES AND REDEEMABLE PREFERRED STOCK
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

On December 29, 2006, F&L agreed to amend the terms of the Series A Preferred Stock originally issued to them as part of the Oblio acquisition. The provisions related to potential additional value of the preferred shares as a result of attainment of certain financial goals were eliminated and the stated value of the preferred stock was reduced from $9,000 to $4,500. The preferred stock agreement was modified as follows:

•
The old Series A Preferred Stock consisted of four tranches.  The first tranche included a fixed 3,000 shares with a stated value of $1 per share.  The three remaining tranches included 2,000 shares each with a stated value of $1 per share, subject to reduction in the event Oblio failed to meet certain EBITDA targets. Based on these EBITDA targets, the initial value of the Series A Preferred Stock could be reduced by a maximum of $6,000, but in no case could the final value ever be more than $9,000.

•	The amended Series A Preferred Stock includes the first tranche only and is a fixed 3,000 shares with a stated value of $1.5 per share.

On the same date, pursuant to the amendment, F&L agreed to extend the maturity date of the notes to March 31, 2009, and increase the interest rate to 5% per annum. Oblio will make monthly payments of $179, commencing January 31, 2007. In connection with the amendment, the Company agreed to issue 250,000 shares of common stock valued at $253 to F&L. In addition, the Company agreed to guaranty the payment to be made by Oblio. See additional discussion in Note 9 Debt and Derivative Liabilities in the financial statements.

DEFERRED PURCHASE CONSIDERATION
On May 11, 2007, the Company, through its subsidiary Titan Wireless, acquired certain assets of Ready Mobile, LLC. Ready Mobile is in the business of creating, marketing, and distributing prepaid telephone products for the wireless markets. Titan Wireless acquired these assets to expand its wireless footprint into the convenience store market. Pursuant to the terms of the Asset Purchase Agreement dated and effective April 9, 2007, the Company agreed to pay consideration equal to 55% of earnings before interest, depreciation, taxes, and amortization (EBITDA) for the first 36 months subsequent to the closing, payable monthly in arrears. The EDITDA calculation is based on revenue from the acquired distribution channels offset by a formula based expense structure. As of August 31, 2007, the Company has accrued $3,401 for deferred purchase consideration and recorded it as debt.

OTHER SHORT-TERM DEBT
On April 25, 2007, the Company entered into a 12 month financing agreement with Orbotech to purchase fixed assets. The original cost of the software was $84. The terms required a $7 down payment and eleven equal installments of $7. See additional discussion in Note 9 Debt and Derivative Liabilities in the financial statements.

On May 1, 2007, the Company entered into a 12 month financing agreement with Infinite Graphics to purchase fixed assets. The original cost of the manufacturing equipment was $30. The terms required a two month down payment of $5 and ten equal installments of $2.5. See additional discussion in Note 9 Debt and Derivative Liabilities in the financial statements.

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

At each reporting date, the Company estimates the fair values of all derivatives and changes in the fair value are charged to operations. For embedded and free standing derivatives valued using the Black-Scholes option pricing model the following assumptions were used: (1) contractual term of 3 to 7 years; (2) volatility of 115%, (3) risk free interest rate of 4.70% and (4) dividend rate of 0%.

The fair value of the individual long-term embedded and free standing derivatives at August 31, 2007 is as follows:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Fair Value at August 31, 2007
03/24/2006	03/24/2013	6,750,000 Warrants	$0.23	$11,341
10/12/2006	10/12/2011	250,000 Warrants	$1.00	381
10/12/2006	10/12/2011	250,000 Warrants	$1.10	366
10/12/2006	10/12/2011	500,000 Warrants	$1.00	753
Total Long-Term Freestanding Derivatives				12,841

08/12/2005	08/12/2008	Long-Term fair value of conversion feature of Series A Preferred Stock	$1.50	2,301
Total Embedded and Free Standing Derivative Liabilities				$15,142

CONTRACTUAL OBLIGATIONS

The following table presents the Company's contractual obligations as of August 31, 2007 for the next four fiscal years. The Company does not have any contractual obligations that extend beyond four fiscal years:

		Payments by Period
Contractual Obligations	Total	Within 1 Year	Years 2, 3 & 4
Employment agreements	$2,528	$1,707	$821
Long-term debt, classified as current	3,432	3,432	-
Long-term debt	6,158	-	6,158
Operating leases	2,215	1,203	1,012
Short-term debt	72	72	-
Revolving lines of credit	11,677	-	11,677
Preferred stock	4,743	-	4,743
Other	3,027	3,027	-
Total Contractual Cash Obligations	$33,852	$9,441	$24,411

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

OFF BALANCE SHEET ARRANGEMENTS

GUARANTEE OF USAD
On August 9, 2007, the Company executed a definitive option agreement to purchase 80% of the outstanding stock of USA Detergents, Inc., ("USAD"), a manufacturer and distributor of quality essential home products such as laundry care, household cleaners and personal care items. The Company appointed a Chief Restructuring Officer during a sixty day option period providing management consulting services to USAD and continued pre-acquisition due diligence. However, USAD’s existing management continued to manage the daily operation of the entity. In addition, the Company guaranteed bridge financing of up to $1,500 for USAD’s continuing operations. During the sixty day option period, Titan had the right to exercise its option to purchase 80% of the outstanding stock in exchange for providing the referenced bridge financing.

Financial Guarantees	Maximum Potential Payment	Carrying Amount of Liability
Bridge Financing USAD Continuing Operations	$1,500	-

With the exception of the guarantee of USAD, we do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

Please see Note 2 Summary of Significant Accounting Policies in the Financial Statements for actions related to Recent Accounting Pronouncements.

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

In the communications division, the Company recognizes revenue upon the activation of its prepaid calling cards (except StartTalk products) by the customers or the transfer of risk of loss on our prepaid wireless handsets. The Company recognizes revenue as the minutes are used on our StartTalk products as that is when the revenue is earned. StartTalk products are provided through switches that the Company owns and/or leases and thus the Company is responsible for inbound and outbound termination. The third party switches bill as minutes are used. The Company records an estimated liability for these minutes when the cards are activated. Breakage is recognized ratably over the anticipated usage of cards. Revenue is deferred on StartTalk products that have been sold but services have not yet been provided to the end customer. The Company records sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results.

In our electronics and homeland security division, we recognize revenue upon shipment to our customers. We record sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on historical results. Because our customers quickly test the PCBs delivered, the majority of returns for defects occur within the first 15 days following shipment.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and adversely impact our reported results. If a customers’ account is deemed to be uncollectible by management, the account is charged off against the allowance. The allowance is then re-assessed and adjusted accordingly.

Inventory valuation

In our communications division, our policy is to value activated prepaid international card and wireless handset inventory at the lower of cost or market on a card-by-card basis on a first in first out basis.

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

Long-lived Assets

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

Goodwill and Intangible Assets

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

Stock-based compensation

We account for stock-based compensation according to SFAS 123(R) (revised 2004), “Share Based Payment” by using the modified-prospective method. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended August 31, 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of August 31, 2007, based on the grant date fair value estimated in accordance with SFAS 123(R).

As stock-based compensation expense recognized in the consolidated statement of operations for the year ended August 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates.

Derivative Liabilities

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent upon generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Titan Global Holdings, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheet of Titan Global Holdings, Inc. as of August 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Global Holdings, Inc. as of August 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective September 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ KBA GROUP LLP
Dallas, Texas
November 29, 2007

Titan Global Holdings, Inc.

Consolidated Balance Sheet

August 31, 2007

(In thousands, except common stock share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,190
Restricted short-term investment	750
Accounts receivable, trade (less allowance for doubtful accounts of $2,940 and allowance for sales returns of $888)	12,699
Universal Service Fund fees recoverable	1,406
Inventories, net	1,663
Prepaid expenses and other current assets	2,015
Total current assets	19,723

Equipment and improvements, net	2,326
Definite-lived intangible assets, net	16,989
Goodwill	5,437
Indefinite-lived intangible assets	1,224
Capitalized loan fees, net	412
Other assets	305
Total assets	$46,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable, trade	$21,049
Accrued liabilities	2,911
Deferred revenue	12,009
Short-term notes payable	72
Current portion of long-term debt	3,432
Total current liabilities	39,473

Line of credit	11,677
Long-term seller-financed note, net of discount of $122	1,301
Redeemable, convertible preferred stock - 4,500 shares authorized, issued, and oustanding (preference in liquidation of $4,743)	4,743
Long-term debt, net of discount of $713	4,112
Long-term derivative liabilities	15,142
Other long-term liability	116
Total liabilities	76,564
Stockholders' deficit:
Common stock-$0.001 par value; 950,000,000 shares authorized; 50,244,378 shares issued 49,157,071 outstanding	50
Additional paid-in capital	21,968
Accumulated deficit	(50,700)
Treasury stock, at cost, 1,087,307 shares	(1,466)
Total stockholders' deficit	(30,148)
Total liabilities and stockholders' deficit	$46,416

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended
	8/31/2007	8/31/2006

Sales - Communications division	$87,711	$89,297
Sales - Electronics and homeland security division	23,634	20,505
Total sales	111,345	109,802

Cost of sales - Communications division	80,507	77,500
Cost of sales - Electronics and homeland security division	22,397	18,198
Total cost of sales	102,904	95,698

	8,441	14,104

Operating expenses:
Sales and marketing	2,080	1,753
General and administrative expenses	15,093	5,144
Amortization of intangibles	5,377	5,191

Income (loss) from operations	(14,109)	2,016

Other income (expenses):
Interest expense	(4,159)	(4,695)
Loss on value of derivative instruments	(13,446)	(1,740)
Gain (loss) on extinguishment of debt	7,966	(695)

Loss before income taxes	(23,748)	(5,114)
Provision for income taxes	-	-

Net loss	(23,748)	(5,114)
Accrual of preferred stock dividend	(135)	(270)
Net loss applicable to common shareholders	$(23,883)	$(5,384)

Net loss applicable to common shareholders per share:
Basic and Diluted	$(0.49)	$(0.13)

Number of weighted average common shares outstanding:
Basic and Diluted	49,104,711	41,611,220

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Consolidated Statements of Stockholders' Deficit
For the years ended August 31, 2007 and 2006
(In thousands, except share amounts)

	Common Stock		Additional		Deferred		Total
		at Par	Paid-in	Accumulated	Compen-	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	sation	Stock	Deficit
Balance, August 31, 2005	35,332,638	$35	$17,570	$(21,838)	$(7)	$-	$(4,240)
Issuance of common stock for debt conversion - related parties	13,753,414	14	1,303	-	-	-	1,317
Issuance of common stock to settle liability	28,000	0	18	-	-	-	18
Amortization of deferred compensation	-	-	-	-	7	-	7
Preferred stock dividends accrued	-	-	(270)	-	-	-	(270)
Net loss	-	-	-	(5,114)	-	-	(5,114)
Balance, August 31, 2006	49,114,052	49	18,621	(26,952)	-	-	(8,282)
Issuance of common stock with debt agreements	765,000	1	772	-	-	-	773
Issuance of common stock to CEO as compensation	500,000	-	305	-	-	-	305
Repurchase and cancellation of Laurus Shares (see Note 9)	(1,250,000)	(1)	(1,262)	-	-	-	(1,263)
Stock-based compensation	-	-	797	-	-	-	797
Stock options exercised	50,000	-	40	-	-	-	40
Repurchase of treasury shares	-	-	-	-	-	(1,466)	(1,466)
Conversion of debt to common stock	1,065,326	1	2,003	-	-	-	2,004
Common stock warrants issued for services	-	-	827				827
Preferred stock dividends accrued	-	-	(135)	-	-	-	(135)
Net loss	-	-	-	(23,748)	-	-	(23,748)
Balance, August 31, 2007	50,244,378	$50	$21,968	$(50,700)	$-	$(1,466)	$(30,148)

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	08/31/2007	08/31/2006

Cash flows from operating activities:
Net loss	$(23,748)	$(5,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	838	699
Bad debt and sales return allowances	3,425	402
Non-cash compensation	797	305
Non-cash asset retirement obligation accretion expense	9	-
Non-cash interest expense	1,535	951
Amortization of intangibles	5,377	5,191
Warrants issued for services	827	-
Loss on fair value of derivative instruments	13,446	1,740
(Gain) loss on extinguishment of debt	(7,966)	695
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable, trade	(2,639)	(5,280)
Inventories	756	679
Prepaid expenses and other current assets	(1,855)	-
Other assets	(140)	283
Universal Service Fund fees recoverable	71	(1,477)
Federal Excise Tax recoverable	3,746	(3,746)
Accounts payable and accrued liabilities	2,796	4,290
Deferred revenue	12,009	-
Total adjustments	33,032	4,732
Net cash provided by (used in) operating activities	9,284	(382)

Cash flows from investing activities:
Acquisition of Oblio Telecom, LLP	-	6
Equipment and improvements expenditures	(583)	(684)
Restricted investment to collateralize obligation	-	(750)
Net cash used in investing activities	(583)	(1,428)

Cash flows from financing activities:
Proceeds from loans payable from related parties	-	877
Proceeds from issuance of long-term debt, net of financing cost	9,445	-
Proceeds from lines of credit, net of repayments	645	92
Payments on notes payable	(42)	-
Payments on long-term debt	(16,850)	-
Common stock options exercised	40	-
Capitalized loan fees	(684)	-
Purchase of treasury stock	(1,466)	-
Net cash provided by (used in) financing activities	(8,912)	969

Net decrease in cash	(211)	(841)
Cash and cash equivalents at beginning of period	1,401	2,242
Cash and cash equivalents at end of period	$1,190	$1,401
Supplemental disclosures of cash flow information:
Interest Paid	$2,645	$2,732
Income Tax Paid	-	-

Non-cash activities:
Net assets acquired through asset purchase agreement	$3,401	$-
Equipment purchased through short-term note payable	114	-
Issuance of common stock with debt agreements	773	-
Issuance of common stock upon conversion of debt	2,004	-
Issuance of common stock to Chief Executive Officer	305	-
Issuance of common stock for settlement fees obligation	-	18
Issuance of common stock to related parties upon conversion of debt	-	1,317

The accompanying notes form an integral part of the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share amounts)

1. Nature of Business

Organization:

The Company was formed on March 1, 1985 as a Utah corporation. In August, 2002, the Company acquired Titan West in a merger transaction with a subsidiary of the Company. Prior to this merger, the Company had no active business operations. On November 4, 2005, the name of the corporation was changed from Ventures-National Incorporated to its present name.

Nature of Operations:

The Company operates in two market segments - (i) communications and (ii) electronics and homeland security.

Communications Segment

The Company, through its Oblio Telecom, Pinless, Titan Wireless and StartTalk subsidiaries, provides prepaid international phone cards and prepaid wireless services. The communications division creates and distributes prepaid offerings that provide first and second generation Americans efficient means to complete international calls and to maintain wireless services. These prepaid communications products are sold directly to wholesale distributors and large chain retailers in all 50 United States and Puerto Rico.

Electronics and Homeland Security Segment

The Company, through its Titan East and Titan West subsidiaries, manufactures printed circuit boards for quick-turn, prototype market and the defense supplier markets. The Company’s printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. The Company's time sensitive and high quality manufacturing services enable its customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Additionally, Titan East serves military and defense industry customers that are regulated to purchase printed circuit boards from companies that hold certain certifications from the United States Department of Defense. Titan PCB East currently has military certifications 31032 and 55110.

Liquidity:

As of August 31, 2007, the Company had a working capital deficit of $19,750 and an accumulated deficit of $50,700. The Company generated revenues of $111,345 and $109,802 for the years ended August 31, 2007 and 2006, respectively and incurred net losses of $23,748 and $5,114 respectively.

The Company’s principal sources of liquidity are the existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under the revolving credit facility. The Company may also generate liquidity from offerings of debt and/or equity in the capital markets. As of August 31, 2007, the Company had a total of $1,190 in unrestricted cash and cash equivalents. As of August 31, 2007, the Company also had restricted cash and cash equivalents and short-term investments of $750 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity available under our revolving credit facility ($5,983 available based on loan limits and $3 based on actual collateral limits as of August 31, 2007) and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

2. Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Titan West, Titan East, Oblio, Titan Wireless, Pinless, StartTalk, and Titan Corporate. All material inter-company transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of equipment and improvements, valuation reserves for accounts receivable, calculation of deferred revenue, allocation of purchase price, inventory, impairment of intangible assets, deferred tax accounts, fair value of equity instruments issued and sales returns.

Revenue Recognition

The Company recognizes revenues when the following criteria are met: (1) the Company has persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) the Company has completed delivery and no significant obligations remain; (3) its price to its customer is fixed or determinable and (4) collection is probable.

In the communications division, the Company recognizes revenue upon the activation of its prepaid calling cards (except StartTalk products) by the customers or the transfer of risk of loss on its prepaid wireless handsets. The Company recognizes revenue as the minutes are used on its StartTalk products as that is when the revenue is earned. StartTalk products are provided through switches that the Company owns and/or leases and thus the Company is responsible for inbound and outbound termination. Calls originated through third party switches are billed to the Company as minutes are used. The Company records an estimated liability for these minutes when the cards are activated. Breakage is recognized ratably over the anticipated usage of cards. Revenue is deferred on StartTalk products that have been sold but services have not yet been provided to the end customer. The Company records sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results.

In the electronics and homeland security division, the Company recognizes revenue upon shipment to its customers. The Company records sales as gross sales less an allowance for returns and discounts. The Company provides customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on historical results. Because the Company’s customers quickly test the PCBs delivered, the majority of returns for defects occur within the first 15 days following shipment.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents and consist primarily of interest-bearing bank accounts.

Asset Retirement Obligation

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset. The Company’s asset retirement obligations (“ARO”) relate primarily to the future shutdown of manufacturing facilities.

The Company has adopted the provisions of SFAS 143 to record the ARO that could be incurred upon the future closure of facilities. Accretion of the ARO on properties from which production has commenced has been calculated using the estimated life of the facility. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. At August 31, 2007, the Company has recorded a liability of $116 related to ARO.

Concentration of Credit Risk

In the Communications division, the Company generally extends credit to its customers, who are concentrated in the telecommunications industry and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and considers the following factors when determining collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer’s financial condition. If the financial condition of a customer were to deteriorate, adversely affecting its ability to make payments, an allowance would be required.

In the Electronics and Homeland Securities Division, the Company generally extends credit to its customers, who are concentrated in the computer, electronics and defense industries and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and provides an allowance for potentially uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable.

Universal Service Fund Fees Recoverable

Under FCC regulations, certain providers of telecommunication services are required to submit Universal Service Fund Fees (USF). In fiscal year 2006, the Company determined that a majority of the telecommunication services it had previously provided were exempt from USF based on the limited international revenue exemption rule (LIRE). Under the LIRE, a telecommunications carrier whose revenue from international services exceeds its revenue from United States long distance services by a ratio of 88% to 12% is exempt from liability for USF charges on the international revenue amount. The Company has reached an agreement with one of its wholesale suppliers that telecommunication services previously reported by the wholesale supplier will be reported by Oblio and therefore subject to the aforementioned exemption. A corresponding receivable has been established by the Company for the recovery of USF pursuant to that agreement. As of August 31, 2007, the Company has received $2,618 in invoice credits to reduce the receivable due from the wholesale supplier. At August 31, 2007, the Company had a receivable of $1,406 related to the remaining USF recoverable owed.

Federal Excise Tax Recoverable

In May 2006, the United States Treasury Department formally conceded the legal dispute over federal excise taxes on long distance telephone service. Accordingly, the Internal Revenue Service (“IRS”) will process principal and interest refunds for all Federal Excise Taxes (FET) paid for long distance services during the previous three years. During fiscal year 2006, the Company established a recoverable for FET amounts that had historically been included in the cost of sales as reported in historical financial statements. In fiscal year 2007, the Company filed the appropriate request for the FET refund with the IRS and received $3,865 in refunds from the IRS on June 6, 2007. At August 31, 2007, the Company has no receivable recorded related to FET recoverable.

Inventories

In the Communications Division, the Company’s policy is to value activated prepaid international cards and wireless handset inventory at the lower of cost or market on a card-by-card basis on a first-in first-out basis.

In our Electronics and Homeland Security Division, the Company’s policy is to value raw material inventories at the lower of cost or market on a part-by-part basis on a first in first out basis. The Company also values work-in-process and finished goods utilizing a standard cost system which management believes approximates cost. This policy requires management to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months.

Equipment and Improvements

Equipment and improvements are carried at cost less depreciation and amortization which is provided using the straight-line method.

The estimated service lives of equipment and improvements are as follows:

Automobiles	5 years
Computer equipment	3 years
Leasehold improvements	Lesser of useful life or remaining life of lease
Office equipment	3-5 years
Production equipment	7 years
Software	3 years

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews intangibles for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires management to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded in the fiscal years ended August 31, 2007 and 2006.

Intangible assets include the intangibles purchased in the Titan EMS acquisition which occurred on August 2, 2002 including amounts allocated to: (1) customer list of $65. The amortizable intangibles acquired are fully amortized. These assets have accumulated amortization at August 31, 2007 of $65.

Intangible assets include the intangibles purchased in the Oblio acquisition which occurred on August 12, 2005 including amounts allocated to: (1) the TCC/Oblio Brand of $8,553, (2) customer list of $149, (3) MVNO contract of $17,742 and (4) Sprint PCS Implementation Fee of $100, (5) call processing setup of $150, and (6) goodwill of $4,448. The amortizable intangibles acquired in the Oblio acquisition are being amortized over five years, the estimated useful life. These assets have accumulated amortization at August 31, 2007 of $10,602.

Intangible assets also includes the intangibles purchased in the Ready Mobile asset purchase which occurred on May 11, 2007 including amounts allocated to: (1) customer list of existing subscribers of $384, (2) contracts for retail locations of $551, (3) trade names of $ 1,224, and (4) goodwill of $989. The amortizable intangibles acquired in the Ready Mobile asset purchase are being amortized over five to fifteen years, the estimated useful life. These assets have accumulated amortization at August 31, 2007 of $38.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended August 31, 2007 and 2006.

Advertising

The Company expenses advertising costs when incurred. Advertising expense totaled $117 and $125 for the years ended August 31, 2007 and 2006, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent upon generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock Based Compensation

Through August 31, 2006, the Company accounted for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, under APB No. 25, compensation cost was recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the option was less than the fair value price of the underlying shares on the grant date, deferred stock compensation was recognized and amortized to expense over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equaled or exceeded the market price of the underlying shares on the date of grant no compensation expense was recognized.

Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised 2004), “Share Based Payment” using the modified-prospective method. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended August 31, 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of August 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to August 31, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) for the year ended August 31, 2006:

2006
Net loss applicable to common shareholders, as reported	$(5,384)
Add: Compensation recognized under APB No. 25	7
Deduct: Compensation recognized under SFAS No. 123	(89)
Pro-forma net loss applicable to common shareholders	$(5,466)
Net loss applicable to common shareholders per share:
Basic and diluted, as reported	$(0.13)
Basic and diluted, pro-forma	$(0.13)

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts receivable, long-term debt, redeemable preferred stock, lines of credit and accounts payable, approximates their estimated fair values due to the market rates and short-term maturities of those financial instruments.

Derivative Liabilities

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

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding options or warrants. Additionally, the Company may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within company control and, accordingly, the Company is required to account for these freestanding options and warrants as derivative liabilities, rather than as equity.

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

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statement of operations. For derivative liabilities related to freestanding warrants and embedded conversion features, the Company uses the Black-Scholes option pricing model to determine the fair value. For derivative liabilities related to registration rights agreements and cash payment premiums, the Company uses a discounted present value of expected future cash flows to determine the fair value.

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

Segment Reporting

Based on a number of factors, including differences in products and services, regulatory environment, customers and the Company's integration and management strategies, the Company determined that it operated in two distinct business segments (see a detailed schedule in Note 18 Segment Information in the financial statements).

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognizing of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning September 1, 2007. The Company adopted FIN 48 effective September 1, 2007 and is in the process of evaluating the impact on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Company adopted FAS 157 effective September 1, 2007 and is in the process of evaluating the impact on its financial position, cash flows, and results of operations.

3. Asset Purchase

On May 11, 2007, the Company through its subsidiary Titan Wireless acquired certain assets of Ready Mobile, LLC. Ready Mobile is in the business of creating, marketing, and distributing prepaid telephone products for the wireless markets. Titan Wireless acquired these assets to expand its wireless footprint into the convenient store market. Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay consideration equal to 55% of earnings before interest, depreciation, taxes, and amortization (EBITDA) for the first 36 months subsequent to the closing, payable monthly in arrears. The EDITDA calculation is based on revenue from the acquired distribution channels offset by a formula based expense structure. As of August 31, 2007, the Company has estimated the total consideration to be paid of $3,401 which has been recorded as debt.

The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Current assets	$446
Tangible assets acquired	253
Intangible assets acquired
Existing Subscribers	384
Contracts for retail locations	551
Trade names	1,224
Goodwill	989
Total assets acquired	3,847
Liabilities assumed	446
Net assets acquired	$3,401

The acquisition was accounted for using the purchase method of accounting. Existing subscribers’ intangible assets will be amortized over their estimated useful life of five years. Contracts for retail locations intangible assets will be amortized over their estimated useful life of fifteen years. Trade names intangible assets are considered an indefinite lived intangible asset and will therefore not be amortized but tested annually for impairment. The purchase price allocated to the intangible assets was determined using management estimates based on a model developed by a professional valuation group. Goodwill represents the excess of merger consideration over the fair value of assets acquired. The goodwill acquired may not be amortized for federal income tax purposes.

The assets of Ready Mobile were acquired in the third quarter of fiscal year 2007. The pro-forma information is shown below as if the asset purchase occurred on September 1, 2005:

	08/31/2007	08/31/2006
Revenues	$116,327	$115,843

Net loss applicable to common shareholders	$(27,920)	$(11,804)

Net loss applicable to common shareholders per share:
basic and diluted:	$(0.57)	$(0.28)

Number of weighted average common shares outstanding:
basic and diluted:	49,104,711	41,611,220

4. Loss per Common Share

The Company computes net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares during the period. Diluted net income or loss per share is computed by dividing the net income or loss available to common shareholders for the period by the total number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the year ended August 31, 2007 consisted of employee options/warrants to purchase 1,582,500 common shares, warrants to purchase 10,700,000 common shares, and preferred stock convertible into 3,162,000 common shares) are not considered in the computations as they are anti-dilutive. During the year ended August 31, 2006 the common stock equivalents (which consisted of employee options/warrants to purchase 1,045,000 common shares, warrants to purchase 9,900,000 common shares, and preferred stock convertible into 6,054,500 common shares) were not considered in the computations as they are anti-dilutive.

5. Inventories

Inventories as of August 31, 2007 consist of the following:

Raw materials	$597
Work in process	566
Finished goods	564
1,727
Less inventory reserves	(64)
Total	$1,663

At August 31, 2007, the reserve for obsolescence of $64 principally related to raw material inventory.

6. Equipment and Improvements

A summary of equipment and improvements as of August 31, 2007, is as follows:

Automobiles	$92
Computer Equipment	560
Leasehold Improvements	626
Office Equipment	210
Production Equipment	3,692
Software	434
Other	87
5,701
Less accumulated depreciation	(3,375)
$2,326

Depreciation expense for equipment, and improvements amounted to $838 and $699 for the years ended August 31, 2007 and 2006, respectively.

7. Definite Lived Amortizable Assets

A summary as of August 31, 2007 is as follows:

Customers lists	$598
TCC brand	8,553
MVNO contract	17,742
Sprint PCS implementation fee	100
Call processing setup	150
Contracts on retail locations	551
27,694
Less accumulated amortization	(10,705)
$16,989

Amortization expense for intangible assets amounted to $5,377 and $5,191 for the years ended August 31, 2007 and 2006.

Future annual amortization expense of intangible assets is expected to be as follows:

Amortization Expense
FY 2008	FY 2009	FY 2010	FY 2011	FY 2012	Thereafter	Total
$5,453	5,453	5,453	189	88	353	$16,989

8. Accrued Liabilities

           A summary as of August 31, 2007 is as follows:

Compensation and benefits	927
Interest	487
Marketing development funds	331
Payroll taxes	314
Wholesaler	192
Other	660
$2,911

9. Debt, Derivative Liabilities and Warrants

Debt, Preferred Stock, and Derivative liabilities are comprised of the following at August 31, 2007:

8/31/2007

Other short-term notes payable	$72
Sub-Total Short Term Notes Payable	$72

Seller-financed note (Oblio)	$2,147
Greystone term loans A&B	1,219
Deferred purchase consideration (Ready Mobile)	66
Sub-Total Current Portion of Long Term Debt	$3,432

Seller-financed note (Oblio), net of discount of $122	$1,301
Cornell convertible debentures	-
Greystone term loans A&B, net of discount of $713	777
Greystone revolving note	11,677
Deferred purchase consideration (Ready Mobile)	3,335
Redeemable convertible preferred stock, includes $243 of accrued dividends	4,743
Long-term derivative liabilities	15,142
Total Preferred Stock, Long-Term Debt and Long-Term Derivative Liabilities	$36,975

Total Debt, Preferred Stock and Derivative Liabilities	$40,479

Long-term debt consists of:

Issue	Maturity		Outstanding at
Date	Date	Instrument	8/31/2007
08/12/2005	03/31/2009	$4,823 Seller Financed Debt	$3,570
12/29/2006	12/29/2009	$18,000 Secured Revolving Note	11,677
12/29/2006	02/01/2011	$2,000 Term Note A	747
12/29/2006	02/01/2011	$5,608 Term Note B	1,962
04/09/2007	04/08/2010	$3,401 Deferred Purchase Consideration	3,401
Total debt			21,357
Less discount from warrants and derivatives			(835)
Total carrying value of debt			20,522
Less current portion			(3,432)
Total long-term debt			$17,090

GREYSTONE BUSINESS CREDIT II LLC
On December 29, 2006, the Company, together with all of its subsidiaries, entered into a credit facility with Greystone. The new credit facility with Greystone initially included a revolving line of credit (“Revolver”) in the maximum amount of $15,000 and also includes senior term loans of up to $7,950.

The revolver expires in December 2009, subject to earlier termination under certain circumstances. The revolving credit facility bears interest at a rate of 1.5%, plus the prime interest rate. Interest payments on the revolver are due monthly with principal paid at maturity. Revolver loans will be advanced based upon 85% of eligible accounts receivable and up to a maximum of 85% of eligible inventory, subject to certain limitations. The Company is required to have a minimum unused availability under the line in increasing amounts between $200 and $1,000. As of August 31, 2007, the Company is required to have $340 unused availability, has excess availability based on the loan limit of $5,983 and has excess availability based on collateral of $3 under the line. The Company is obligated to use any refunds on commercial taxes including Universal Service Fees (“USF”) to repay the term loans.

The senior term loans bear interest at a rate of 6%, plus the prime interest rate, provided that such rate is reduced by .5% for each reduction of principal by $1,000. The senior term loans were to be paid off in 48 equal installments of $135 per month which will result in repayment of the principal. At August 31, 2007, the Term Loan A had an interest rate of 14.25% and Term Loan B had an interest rate of 13.25%.

The Company granted a security interest in all of its assets to Greystone as security for the financing facility. Such security included a pledge of all trademarks and the stock of all subsidiaries.

The Company paid a commitment fee of $369 and will pay an annual commitment fee of ½% of the facility, payable on each anniversary. A loan servicing fee of .3% is payable each month based on the amount outstanding under the revolving facility. There is also a $20 per month administrative fee. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year. As additional consideration for the facility, the Company issued to Greystone: (i) 500,000 shares of common stock valued at $505 which recorded as a debt discount, and (ii) a warrant to purchase 500,000 shares of common stock at a price of $1.00 per share, exercisable for a period of five years was recorded as a derivative liability. The Company is obligated to register the shares of common stock and the common stock underlying the warrant.

On February 14, 2007, the Company entered into Amendment #1 with Greystone. Through the amendment, Greystone increased the Company’s Revolver line of credit from $15,000 to $18,000 and provides for senior term loans of up to $7,608.

On June 1, 2007, the Company entered into Amendment #2 with Greystone. Through the amendment, the Company received approval from Greystone to transfer 100% of the issued and outstanding shares of common stock related to StartTalk from Oblio to Titan Global Holdings corporate.

On June 11, 2007, the Company received the proceeds from tax refunds owed related to Federal Excise Tax (“FET”). The Company used $3,232 of the proceeds to repay Term Loan B in full.

On July 25, 2007, the Company entered into Amendment #3 with Greystone. Through the amendment, Greystone agreed to re-establish Term Loan B and advance the Company up to $1,500. On August 23, 2007, the Company entered into Amendment #4 with Greystone. Through the amendment, Greystone agreed to increase Term Loan B by $500 up to a maximum of $2,000. Between July 25, 2007 and August 30, 2007, Greystone advanced $1,962 under Term Loan B. The monthly principal payment for Term Loan A is $18 and the new monthly principal payment for reestablished Term Loan B is $83. The amended senior Term Loan B is to be paid off in 24 equal installments, which will result in repayment of the principal. The terms for Loan A were not changed.

Debt Covenant Restrictions

Maximum Cumulative Net Loss:	$1,000,000 on a cumulative basis for the period from September 1, 2006 through the end of the Term

Maximum Leverage Ratio:	Not applicable

Limitation on Purchase Money Security Interests:	$1,000,000

Limitation on Equipment Leases:	$1,000,000

Additional Financial Covenants:	None

The Company has met all covenant terms except the maximum cumulative net loss. The Company experienced a large cumulative loss in fiscal year 2007 related to several non-cash factors. The Company has received a written waiver from Greystone related to this covenant. No penalties have been assessed related to this violation.

As of August 31, 2007, the Company had $2,709 in term loans and $11,677 in a revolving line of credit outstanding with Greystone.

SELLER-FINANCED NOTES AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
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

The Company also issued F&L 9,000 shares of Series A Redeemable Convertible Preferred Stock which consisted of four tranches.  The first tranche included a fixed 3,000 shares with a stated value of $1 per share.  The three remaining tranches included 2,000 shares with a stated value of $1 per share, subject to reduction in the event Oblio failed to meet certain EBITDA targets. Based on these EBITDA targets, the initial value of the Series A Preferred Stock could be reduced by a maximum of $6,000, but in no case could the final value ever be more than $9,000. Holders of the Series A Preferred are entitled to preferential cash dividends out of the Company’s funds at an annual rate of 3% of the then current stated value, payable quarterly. Oblio may redeem the Series A Preferred at any time at a premium of 105%, 110% and 115% of the then stated value (plus accrued and unpaid dividends) during the first, second and third year after issuance, respectively. All shares must be redeemed on the third anniversary from issuance. The first tranche is convertible immediately. Commencing on each of the three anniversaries following the issuance of the Series A Preferred, each of the second, third and fourth tranches are convertible into a number of shares of Common Stock equal to the then stated value (plus accrued and unpaid dividends) divided by $1.50 (the “Conversion Price”). The Conversion Price is subject to adjustments as a result of, among other things, stock splits and reclassifications and contains initial anti-dilution provisions including adjustments to the Conversion Price in the event of the Company issuing Common Stock at prices below the initial Conversion Price. The Series A Preferred is non-voting.

On December 29, 2006, F&L agreed to amend the terms of the Series A Preferred Stock originally issued to them as part of the Oblio acquisition. The provisions related to potential additional value of the preferred shares as a result of attainment of certain financial goals were eliminated and the stated value of the preferred stock was reduced from $9,000 to $4,500. The preferred stock agreement was modified as follows:

•	The amended Series A Preferred Stock includes the first tranche only and is a fixed 3,000 shares with a stated value of $1.50 per share.
•	Holders of the Series A Preferred are entitled to preferential cash dividends out of the Company’s funds at an annual rate of 3% of the then current stated value, payable quarterly.
•	All shares must be redeemed by March 31, 2009.
•
The Series A Preferred is convertible into a number of shares of Common Stock equal to the then stated value (plus accrued and unpaid dividends) divided by $1.50 (the “Conversion Price”). The Conversion Price is subject to adjustments as a result of, among other things, stock splits and reclassifications and contains initial anti-dilution provisions including adjustments to the Conversion Price in the event of the Company issuing Common Stock at prices below the initial Conversion Price.

•	The Series A Preferred is non-voting.

On the same date, pursuant to the amendment, F&L agreed to extend the maturity date of the notes to March 31, 2009, and increase the interest rate to 5% per annum. Oblio will make monthly payments of $179, commencing January 31, 2007. In connection with the amendment, the Company issued 250,000 shares of common stock valued at $253 to F&L LLP. In addition, the Company agreed to guaranty the payment to be made by Oblio.

Because of the mandatory redemption requirement and in accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as long-term debt as well as the accrued dividends for the period of the acquisition through the end of fiscal 2007. Additionally, due to the potential variability of the Conversion Price as discussed above, the Company is required to record the embedded conversion feature of the Series A Preferred as a liability at fair value and to re-measure that value each reporting period with changes being charged to operations.

As of August 31, 2007, the Company has recorded $3,448 as debt related to the note (net of $122 discount) and $4,743 related to the preferred stock (which includes $243 in accrued dividends).

As discussed in Note 10, the Company recorded a gain on extinguishment of debt of $5,223 associated with these amendments as discussed above.

DEFERRED PURCHASE CONSIDERATION
As discussed in Note 3, on May 11, 2007, the Company acquired certain assets of Ready Mobile, LLC. Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay consideration equal to 55% of earnings before interest, depreciation, taxes, and amortization (EBITDA) for the first 36 months subsequent to the closing, payable monthly in arrears. As of August 31, 2007, the Company has accrued $3,401 for deferred purchase consideration which represents managements estimate of the total amounted to be paid for the asset purchase.

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

STOCK AWARE
On June 1, 2006, the Company issued an aggregate of 500,000 warrants to purchase common stock, of which 250,000 are exercisable at $0.38 and 250,000 are exercisable at $0.25 per share, to Stock Aware, LLC (“Stock Aware”) in consideration for investor relations services. The warrants issued to Stock Aware were exercisable upon issuance, expire on June 1, 2009, and are required to be registered with the Securities and Exchange Commission.

FARWELL EQUITY PARTNERS
On March 24, 2006, the Company issued warrants to Farwell Equity Partners, LLP (“Farwell”) for the purchase of up to 6,750,000 shares of Common Stock at an exercise price of $0.23 per share. The warrants issued to Farwell are exercisable upon issuance. As of August 31, 2007, the Company has recorded $11,341 in derivative liability associated with these warrants.

CORNELL CAPITAL PARTNERS L.P.
On October 10, 2006, the Company consummated a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 8% secured convertible debentures in the aggregate principal amount of $1,200 (the "Debentures") of which $850 was advanced immediately. The second installment of $150 was advanced on December 26, 2006. The last installment of $200 was never advanced. The Debentures mature on the second anniversary of the date of issuance (the "Maturity Date").

Cornell may convert at any time amounts outstanding under the Debentures into shares of Common Stock of the Company (the "Common Stock") at a conversion price per share equal to $1.00. The Company had the right to redeem a portion or all amounts outstanding under the Debentures prior to the Maturity Date at a 10% redemption premium provided that (i) the Volume Weighted Average Price “VWAP” of the Company’s Common Stock was less than the conversion price of $1.00; (ii) no event of default has occurred and (iii) the Registration Statement was effective.

Beginning on February 6, 2007 and continuing on the first trading day of each calendar month for the twelve months thereafter, the Company was to make mandatory redemptions consisting of outstanding principal divided by twelve, accrued and unpaid interest and a redemption premium of 10% per month, until the Debentures were paid in full. The Company had the option to make the mandatory redemption payments in cash or by issuing to Cornell such number of shares of its common stock which shall be equal to the mandatory redemption amount divided by 90% of the lowest VWAP during the 15 trading days prior to the date of the redemption payment. The Company would have been permitted to pay the mandatory redemption by issuing shares of its common stock provided (i) the closing bid price of the Company’s Common Stock was greater than the redemption conversion price as of the trading day immediately prior to the date the redemption payment was due; (ii) no event of default had occurred and (iii) the Registration Statement was effective.

Under the Purchase Agreement, the Company issued to Cornell (A) five-year warrants to purchase 250,000 and 250,000 shares of Common Stock at $1.00 and $1.10, respectively (collectively, the "Warrants"); and (B) 15,000 shares of its common stock (the “Shares”). The Company recorded a derivative liability for the 500,000 warrants associated with this transaction. The Company has recorded a derivative liability and associated expense, as appropriate, for the warrants associated with the Debenture.

In connection with the Purchase Agreement, the Company entered into a registration rights agreement with Cornell (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Debentures, exercise of the Warrants, and the 15,000 Shares. The Company was obligated to use its best efforts to cause the Registration Statement to be declared effective no later than February 8, 2007 and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than December 11, 2006, or if the Registration Statement is not declared effective by February 8, 2007, it was required to pay to Cornell, as liquidated damages, for each thirty day period that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the Debentures.

On January 5, 2007, Cornell and the Company executed Amendment No. 1 to the Registration Rights Agreement whereby among other provisions, changed the required filing date of the Registration Statement to January 31, 2007 and the date the Initial Registration Statement is to be declared effective by the Securities and Exchange Commission by March 31, 2007.

Cornell has waived all penalties associated with the delay in effectiveness of the registration rights agreement. An SB-2 was filed with the SEC to register the securities covered by these agreements on March 8, 2007. On June 28, 2007, the Company filed a Form SB-2/A amending its previous Form SB-2 registration statement filing. The Company received a signed agreement from Cornell Capital Partners, LLP waiving, on a one time basis, its right to receive liquidated damages that have accrued to date as a result of the Company’s failure to have the Initial Registration Statement declared effective by the scheduled effective date, and agreed to extend the scheduled effective date to August 26, 2007.

On August 14, 2007, Cornell converted the outstanding amounts under the debentures a $1,000 face value, $65 of accumulated interest, $1,024 of derivative liabilities on these instruments, and an $86 reduction related to the unamortized capitalized loan fees into 1,065,326 shares of common stock. The Company recorded the value of the freestanding derivative liability related to the previously issued 500,000 warrants of $747 as of August 31, 2007.

LAURUS MASTER FUND, LTD.
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

On September 12, 2006, the Company and Laurus entered into a letter agreement pursuant to which Laurus agreed for a period of two years, commencing on September 12, 2006, that without prior written consent of the Company, Laurus will not sell any shares of common stock of the Company during a twenty two (22) day trading period by a number that exceeds twenty percent (20%) of the aggregate dollar trading volume of the common stock for the twenty two (22) day trading period immediately preceding and including the date of such proposed sales by Laurus. Such restriction, however, is not applicable to transfers in a private transaction, including as a bona fide gift or gifts, provided that the transferee thereof agrees to be bound in writing by the restrictions contained in the letter agreement. On September 12, 2006, the Company paid $.50 for an Option/Purchase to repurchase 1,250,000 shares for $.50 by December 31, 2006. The exercise of this option was subject to the repayment, on or before December 31, 2006, of all outstanding amounts owed by the Company to Laurus pursuant to the secured revolving note dated November 20, 2003, minimum borrowing note dated November 20, 2003, convertible term note dated March 30, 2004, and convertible term note dated November 20, 2003. On December 29, 2006 the Company exercised the option for the shares. The Company immediately cancelled these shares. The gain of $1,263 from the repurchase of these shares at a discount was accounted for as part of the debt extinguishment costs. This gain was calculated using the share trading price on December 29, 2006. The derivative liabilities on these instruments were removed as of the extinguishment date, which resulted in a gain of $1,480 that is included in gain on debt extinguishment.

CAPITALSOURCE FINANCE LLC
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

MATURITIES OF LONG-TERM DEBT

A summary of the maturities of long-term debts and redeemable preferred stock at August 31, 2007 is shown in the table below:

Fiscal Year	F&L Note	Deferred Purchase Consideration	Greystone Revolver	Greystone Term Debt A	Greystone Term Debt B	Total Long Term Debt
2008	$2,147	$66	$-	$219	$1,000	$3,432
2009	1,423	1,182	-	219	962	3,786
2010	-	2,153	11,677	219	-	14,049
2011	-		-	90	-	90
	$3,570	$3,401	$11,677	$747	$1,962	$21,357

DERIVATIVES

A summary of the embedded and freestanding derivative liabilities at August 31, 2007 is shown in the table below:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Fair Value at August 31, 2007
03/24/2006	03/24/2013	6,750,000 Warrants	$0.23	$11,341
10/12/2006	10/12/2011	250,000 Warrants	$1.00	381
10/12/2006	10/12/2011	250,000 Warrants	$1.10	366
10/12/2006	10/12/2011	500,000 Warrants	$1.00	753
Total Long-Term Freestanding Derivatives				12,841

08/12/2005	08/12/2008	Long-Term fair value of conversion feature of Series A Preferred Stock	$1.50	2,301
Total Embedded and Free Standing Derivative Liabilities				$15,142

10. Gain or Loss on Extinguishment of Debts

On December 30, 2005, the Company and Farwell Equity Partners entered into an agreement to issue shares of Common Stock in cancellation of a note with a balance of $592. The note had been issued in November 2004. Pursuant to the agreement, the Company issued to Farwell 9,253,414 shares of Common Stock at a conversion price of $0.0639 per share when the market price was $0.139 per share. This transaction resulted in the Company recording a debt extinguishment loss of $695 in the year ended August 31, 2006 for the difference between the market price and the conversion price.

On December 29, 2006, the Company entered into a credit facility with Greystone as discussed in Note 9. The new credit facility with Greystone initially included a revolving line of credit in the maximum amount of $15,000 and also included term loans of up to $7,950 of which $6,484 was borrowed on the closing date. On February 14, 2007, the revolving line of credit increased to $18,000 and also provides for term loans of up to $7,608 in connection with Amendment #1.

Certain of the proceeds of the new financing were used to repay the existing credit facilities of the Company with Laurus and CapitalSource. The Company also exercised an option previously granted by Laurus pursuant to which the Company canceled 1,250,000 shares of its outstanding common stock from Laurus in exchange for $1 upon repayment of all sums owed to Laurus. The repayment of the Laurus debt resulted in a $1,263 gain during the second quarter from the exercise of the option to purchase 1,250,000 shares and the cancellation of the shares and a $1,480 gain during second quarter from the removal of the derivative liabilities on these instruments. The gain related to the repurchase of the common shares was based on the fair value of the shares on the date of repurchase. The gain was recorded on February 28, 2007. The repayment of the CapitalSource debt did not result in a gain or loss.

As discussed in Note 9, an amendment to the loan agreements on December 29, 2006 between the Company and F&L resulted, in part, in the stated value of the preferred stock being reduced from $9,000 to $4,500. F&L agreed to extend the maturity date of the Notes to March 31, 2009, and increase the interest rate to 5% per annum. The Company also issued 250,000 shares as a part of this transaction. In accordance with EITF Issue No. 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, the Company concluded that the terms of the restructured debt were substantially different (greater than 10%) than the original debt terms and has treated the transaction as a debt extinguishment. The debt extinguishment was calculated by comparing the carrying value of the original debt instrument to the carrying value of the modified debt instrument. A resulting gain of $5,223 was recorded, which includes a reduction in the stated value of $4,500, a reduction in the accrued dividends of $176, and a reduction in the related derivative liability of $622. The gain was reduced by the write off of the remaining unamortized discount on the initial sellers’ loan of $75. The gain was recorded on February 28, 2007.

The Company has recorded a total gain of $7,966 and a total loss of $695 for the year ended August 31, 2007 and August 31, 2006, respectively.

11. Treasury Stock

On May 9, 2007, the Company commenced a Board approved 4,000,000 share open market buyback plan. Through this plan, the Company will buy back its own shares at attractive share prices. There is no expiration date or established dollar amount on the plan. The intent is to repurchase the shares timely at reasonable prices. This announced plan is the only repurchase plan currently underway at the Company.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/09/07	05/31/07	90,500	$1.21	90,500	3,909,500
06/01/07	06/30/07	291,907	1.12	241,907	3,667,593
07/01/07	07/31/07	32,900	1.19	32,900	3,634,693
08/01/07	08/31/07	672,000	1.48	672,000	2,962,693
Total		1,087,307	$1.35	1,037,307	2,962,693

12. Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. While management does not believe these matters will have a material effect on the Company’s financial statements, litigation is subject to inherent uncertainties, and an adverse result could arise from time to time that may harm the Company’s business, financial condition and results of operations. The Company and its subsidiaries are involved in the following:

AT&T
On December 5, 2006, the Company filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). The Company is seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for USF charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. The Company estimates that at least $61,913 in USF charges were included in the amounts that AT&T charged the Company and its predecessor from 2001 to October 2006. The Company had not determined the amount of the USF charges it paid AT&T in 1999 and 2000. The fees paid to AT&T for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other Federal Communications Commission (the “FCC”) charges. AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s argument that its Prepaid Card Service was exempt under the law.

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

In compliance with the FCC order, Oblio has registered with the FCC as an Interstate Telecommunications Service Provider and is now considered to be a direct contributor of USF. As a direct contributor, over 98% of Oblio’s revenue is exempt from USF contributions and other Universal Service Administrative Company’s mandated fees to AT&T or other wholesale telecommunications service providers due to a specific FCC rule exemption applicable to international services.

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

In the arbitration, AT&T maintains that it did not charge Oblio USF fees, and if it did, Oblio is not owed any refund of USF amounts embedded in the amounts charged by AT&T to Oblio from 1999 to October 2006.  AT&T has also filed a counterclaim in the arbitration against Oblio seeking payment for $7,200 plus interest for prepaid phone cards purchased by Oblio.  In the arbitration, Oblio admits that it has not paid AT&T the amount sought by AT&T.  However, Oblio has asserted that the amounts claimed by AT&T are completely offset and excused by the USF amounts claimed by Oblio.

As of August 31, 2007, the Company has $ $7,056 recorded in Accounts Payable related to AT&T for phone cards purchased.

On October 12, 2007, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with AT&T, effective as of October 11, 2007. Prior to the Settlement, Oblio had refused to pay AT&T for previously delivered services in response to AT&T’s refusal to honor Oblio’s request for a refund of certain Universal Service Fund pass through charges which Oblio had alleged that it paid previously paid to AT&T. Pursuant to the Settlement Agreement, AT&T agreed to waive and discharge its right to receive $7,200 and Oblio issued a promissory note for the payment of the balance of $600 in interest to AT&T in full settlement of the Partial Final Award issued in the arbitration proceeding on the counter claims brought by AT&T against Oblio and in full settlement of the Oblio’s Universal Service Fund claim against AT&T. This settlement will be accounted for in the first quarter of fiscal year 2008.

CLIFTON PREPAID COMMUNICATIONS CORP
On August 21, 2007, the Company filed suit against Clifton Prepaid Communications Corp., Clifton Pre-Paid Corp, and Aref Aref (collectively, “Clifton”) for non-payment of invoices related to services rendered in the District Court, 199th Judicial District, Collin County, Texas. The Company is seeking $2,199 in payment plus pre-judgment interest, post judgment interest at the maximum lawful rate from July 30, 2007 until judgment at the rate of six percent per annum, and reasonable and necessary attorney fees and costs. The Company also filed a Motion for Writ of Garnishment against Clifton’s funds on deposit with Bank of America, N.A.

On August 22, 2007, Clifton filed a Motion to Dissolve Writ of Garnishment. A hearing was set on September 12, 2007. On September 12, 2007, the court denied Clifton’s Motion to Dissolve Writ of Garnishment. The case is still pending in litigation.

As of August 31, 2007, the Company has fully reserved and allowed for the $2,199 in Accounts Receivable. The Company has recorded no other amounts related to this suit.

LEVEL 3 COMMUNICATIONS, LLC
On November 2, 2007, the Company was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 in damages for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at August 31, 2007.

13. Income Taxes

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of August 31, 2007 and 2006, has been established to reflect these uncertainties.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Computed tax benefit at federal statutory rate of 34%	$(8,074)	$(1,739)
Permanent differences	2,510	804
Change in valuation allowance	5,564	935
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at August 31, 2007 are as follows:

Deferred tax assets
Current:
Allowance for doubtful accounts	$999
Inventory reserve	50
Accrued liabilities	275
Stock based compensation	375
Sales return & allowances	302
USF recoverable	(479)
Total current	1,522
Long-term:
Intangible amortization	2,126
Depreciation	(68)
Net operating losses	7,042
Total long-term	9,100
Net deferred assets before valuation allowance	10,622
Valuation allowance	(10,622)
$-

At August 31, 2007, the Company has available unused net operating loss carry forwards of approximately $20,712 for federal purposes that may be applied against future taxable income. If unused, the net operating loss carry forwards will begin to expire in 2022. During the year ended August 31, 2007, the valuation allowance increased $5,564.

14. Employee Stock Options and Employee Warrants

As of August 31, 2007, the Company has approved the 2002 Stock Option Plan and Directors Stock Plan. In addition to this plan, the Board of Directors has authorized the issuance of warrants to executive officers as additional compensation. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Weighted average fair value of the 2007 and 2006 options/warrants granted at date of grant were $1.16 and $.28, respectively. The following assumptions were used for the years ended August 31, 2007 and 2006:

	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	115.00 - 144.43%	181.20%
Risk free interest rate	4.62 - 4.77%	4.68%
Expected life (years)	1.50 - 10.00	1.75

Employee stock option activity is summarized as follows:

	Year Ended		Year Ended
	8/31/2006		8/31/2007

Outstanding, September 1, 2005	1,120,000	Outstanding, September 1, 2006	1,045,000
Granted	100,000	Granted	682,500
Exercised	-	Exercised	(50,000)
Forfeited	(175,000)	Forfeited	(95,000)
Outstanding, August 31, 2006	1,045,000	Outstanding, August 31, 2007	1,582,500

Non-vested, September 1, 2005	-	Non-vested, September 1, 2006	50,000
Grants	100,000	Grants	682,500
Vested	(50,000)	Vested	(482,500)
Forfeitures	-	Forfeitures	-
Non-vested, August 31,2006	50,000	Non-vested, August 31, 2007	250,000

Weighted-average exercise price per share:		Weighted-average exercise price per share:
Outstanding, September 1, 2005	$0.72	Outstanding, September 1, 2006	$0.67
Granted	$0.33	Granted	$1.16
Forfeited	$(0.75)	Forfeited	$(0.77)
Outstanding, August 31, 2006	$0.67	Outstanding, August 31, 2007	$0.69
Exercisable	$0.69	Exercisable	$0.83
Non Vested, September 1, 2005	$-	Non Vested, September 1, 2006	$0.33
Non Vested, August 31, 2006	$0.33	Non Vested, August 31, 2007	$1.11

Weighted-average grant date fair value:		Weighted-average grant date fair value:
Non Vested, September 1, 2005	$-	Non Vested, September 1, 2006	$0.28
Grants	$0.28	Grants	$1.05
Vested	$0.28	Vested	$1.07
Forfeited	$-	Forfeited	$-
Non Vested, August 31, 2006	$0.28	Non Vested, August 31, 2007	$0.86

Weighted-average remaining term of outstanding options	1.57 years	Weighted-average remaining term of outstanding options	2.69 years
Weighted-average remaining term of exercisable options	1.52 years	Weighted-average remaining term of exercisable options	2.65 years

As of August 31, 2007, there was $129 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.40 years.

15. Retirement Plan

The Company has its 401(k) plan for the benefit of employees. The communications division began making matching contributions of up to 4% of the employee’s contributions on January 1, 2007. The electronics and homeland security division made no contributions or matches in the year ended August 31, 2007. The Company made no contributions or matches for the year ended August 31, 2006. This plan allows for the employee to contribute up to the IRS maximum allowable contribution per year.

16. Commitments and Contingencies

OPERATING LEASES

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable or original lease terms in excess of one year as of August 31, 2007:

Year Ending August 31,
2008	$1,203
2009	656
2010	178
2011	178
$2,215

The Company does not have any lease obligations that extend beyond four years. The Company’s facility leases for Titan PCB East and West contain escalation provisions. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. Rent expense totaled $953 and $718 for the years ended August 31, 2007 and 2006.

CONTINGENCIES

The Company through its subsidiary Oblio has a $750 letter of credit for the benefit of Sprint. This letter of credit currently is covered by a 100% cash deposit in Amegy Bank which occurred in September 2005.

On July 27, 2007, the Company entered into a Finder’s Fee Agreement (the “Agreement”) with Crivello Group, LLC (“Crivello”). Crivello is a significant shareholder of the Company and is controlled by a majority shareholder of the Company. Pursuant to the terms of the Agreement, as consideration for Crivello presenting the Company with the opportunity to purchase Appalachian Oil Company, Inc. (“APPCO”), the Company has agreed to pay a cash fee of $750 and issue 10,000,000 ten year warrants to Crivello. Such consideration shall be paid to Crivello only if Titan closes on the acquisition of APPCO. The Warrants shall be exercisable at a price of $1.30 and may also be exercised on a cashless basis. The Appco acquisition closed on September 17, 2007. As a result of the completion, the Company issued the warrants to Crivello and recorded a payable for the cash fee. The Company accounted for these transactions in the first quarter of fiscal year 2008. As of August 31, 2007, the Company had nothing recorded related to these contingencies.

On August 9, 2007, the Company executed a definitive option agreement to purchase 80% of the outstanding stock of USA Detergents, Inc., ("USAD"), a manufacturer and distributor of quality essential home products such as laundry care, household cleaners and personal care items. In addition, the Company guaranteed bridge financing of up to $1,500 for USAD’s continuing operations. During the sixty day option period, Titan has the right to exercise its option to purchase 80% of the outstanding stock in exchange for providing the referenced bridge financing. On October 17, 2009, the Company exercised its option to purchase 80% of the outstanding stock. As a result, the Company assumed the liability related to the bridge financing and no longer provides a separate guaranty.

The Company has adopted the provisions of SFAS 143 to record the ARO that could be incurred upon the future closure of facilities. Accretion of the ARO on properties from which production has commenced has been calculated using the estimated life of the facility. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. An estimate for asset retirement obligation has been accrued in the amount of $116 at August 31, 2007.

17. Related Parties

As discussed in Note 16, on July 27, 2007, the Company entered into a Finder’s Fee Agreement with Crivello related to the APPCO purchase. Upon the closing of the acquisition, the Company agreed to pay a cash fee of $750 and issue 10,000,000 ten year warrants to Crivello. The Appco acquisition closed on September 17, 2007. As a result of the completion, the Company issued the warrants to Crivello and recorded a payable for the cash fee. The Company accounted for these transactions in the first quarter of fiscal year 2008.

At August 31, 2007, the Company had $108 in Accounts Receivable from Sky Net Distributors, LLC (“Sky Net”). Sky Net is partially owned an employee of Oblio.

During the year ended August 31, 2006, the Company entered into a 10% convertible note agreement for $450,000 with Farwell with a maturity date of December 31, 2006. The note was convertible into shares of Common Stock at $0.10 per share. In connection with the loan, the Company also issued a warrant to Farwell for the purchase of up to 6,750,000 shares of Common Stock at an exercise price of $0.23 per share, for which the Company recorded a charge of $936,000 in the quarter ended May 31, 2006 for the fair value of the warrants. On May 30, 2006, the note was converted into 4,500,000 shares of Common Stock and the note was cancelled.

18. Segment Information

The Company considers itself in two distinct operating segments in addition to the non-operating corporate segment.

The Company through its subsidiaries, Titan West and Titan East, is a fabrication service provider of time sensitive, high tech, prototype and pre-production printed circuit boards, providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. The Company considers this its PCB business segment.

The Company through its subsidiaries, Oblio, StartTalk, and Titan Wireless is engaged in the creation, marketing, and distribution of prepaid telephone products for the wire line and wireless markets and other related activities.

The Company began accounting for its corporate expenses separately from the operating segments effective September 1, 2006.

	Year Ended				Year Ended
	8/31/2007				8/31/2006
	PCB	Comm.	Corp.	Total	PCB	Comm.	Total
Sales:	23,634	87,711	-	111,345	20,505	89,297	109,802
Interest expense:	2,103	2,041	15	4,159	1,787	2,952	4,739
Net Income (loss):	(10,522)	(8,371)	(4,855)	(23,748)	(5,420)	306	(5,114)
Assets:	7,120	37,826	1,470	46,416	6,504	45,500	52,004
Equipment and improvements, net:	1,544	708	74	2,326	1,880	333	2,213
Depreciation expense:	680	158	-	838	689	10	699
Goodwill and intangible assets, net:	-	23,650	-	23,650	-	25,879	25,879

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States, an immaterial amount is made to foreign operations.

19. Revenue Concentration

The Company’s communications division sells its products through a network of wholesale distributors. For the year ended August 31, 2007, revenue from two of our distributors each accounted for greater than 10% of the communications divisions’ total revenues. The two distributors accounted for $27,840 or 31.7% and $11,362 or 13.0%, respectively.

20. Restatement

As a result of the Company’s review of its accounting treatment for its long-term freestanding derivatives, the Company has modified its accounting and disclosures for its derivative liabilities and has reflected the changes in its financial statements and disclosures related to the year ended August 31, 2007 which are included herein.

In light of the restatement, readers should no longer rely on the Company’s unaudited financial statements and other information for the quarters ended November 30, 2006, February 28, 2007 and May 31, 2007 (including management’s evaluation of internal controls, and disclosure controls and procedures). The Company has not amended and does not intend to amend previously filed Quarterly Reports on Form 10-QSB for the three quarterly periods ending May 31, 2007 that are affected by the change in accounting described above. The Company has, instead, incorporated disclosures containing the restated financial information for each of these quarters in this Annual Report on Form 10-KSB.

The impact of the restatement on the first three quarters of fiscal 2007 is shown below:

	Three Months Ended
	11/30/2006	02/28/2007	05/31/2007
Net income (loss) applicable to common shareholders as previously reported	$(6,907)	$1,492	$5,617
Adjustments for derivatives liabilities	979	429	(879)
Restated net (income) loss applicable to common shareholders	$(5,928)	$1,921	$4,738

Net loss applicable to common shareholders per share:
Basic:	$(0.12)	$0.04	$0.10

Number of weighted average shares:
Basic:	49,114,052	49,129,052	49,113,900

21. Subsequent Events

APPCO ACQUISITION
On September 17, 2007, the Company or “Titan” completed the acquisition of all of the issued and outstanding shares of capital stock of Appalachian Oil Company, Inc. (“Appco”), a corporation formed under the laws of Tennessee, from the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. The purchase price paid for the shares under the Appco stock purchase agreement, as amended, was $30,000 in cash, of which $1,000 will be escrowed for 18 months following the closing of the acquisition in order to secure Titan’s potential claims against the Appco sellers for any breach of their representations, warranties and covenants under the stock purchase agreement.

Appco is headquartered in Blountville, Tennessee and is primarily engaged in the distribution of petroleum fuels in eastern Tennessee, southwestern Virginia, eastern Kentucky, western North Carolina and southern West Virginia and in the ownership and operation of retail convenience stores in some of those regions.

Immediately after the closing of the acquisition by Titan, Appco and its wholly owned subsidiary, Appco-KY, Inc. (“Appco KY”) entered into a purchase and sale agreement with YA Landholdings, LLC and YA Landholdings 7, LLC (the “Real Estate Purchaser”) pursuant to which Appco and Appco-KY sold certain real property located in Kentucky, Tennessee and Virginia for $15,000 in cash. The purchase price was utilized to fund a portion of the acquisition of Appco. Certain of these properties were then leased back to Appco by YA Landholdings, LLC, for a term of 20 years pursuant to the terms of a Land and Building Lease Agreement. Pursuant to the terms of a consultancy arrangement between the Real Estate Purchaser and Phoenix Investors LLC (“Phoenix”), Phoenix will be paid a consulting fee equal to 20% of the profit on any sale of the real estate purchased by the Real Estate Purchaser. Phoenix, a Titan related party, is owned jointly by David Marks, Chairman of Titan and Frank Crivello, a principal owner of Farwell Equity Partners, LLC which is a principal stockholder of Titan.

Also on September 17, 2007, Appco entered into Loan and Security Agreement (the “Loan and Security Agreement”) with the Lenders that are parties thereto (the “Lenders”) and Greystone as Agent. The credit facility with the Lenders includes a revolving line of credit in the maximum amount of $20,000 less the outstanding balance under Term Notes A, B and C under the Loan and Security Agreement dated as of December 29, 2006 among Titan, Titan West, Titan East, Oblio, Titan Wireless, Start Talk, Pinless and Greystone. The credit facility also includes term loans of up to $5,200. An aggregate of approximately $20,300 was advanced to Appco at the closing.

Loans will be advanced based upon (i) 90% of eligible accounts receivable, and (ii) the sum of up to 45% of eligible convenience store inventory plus up to 75% of eligible fuel inventory. Appco is required to have a minimum loan amount of $10,000.

The revolving credit facility and the term loans bear interest at a rate of 1.5%, plus the prime interest rate.

Appco granted a security interest in all of its assets to the Lenders as security for the financing facility. Such security included a pledge of all trademarks and the stock of all subsidiaries. Titan and each of its subsidiaries also guaranteed the obligations.

The proceeds of the credit facility were used to fund the acquisition and operations of Appco.

Appco paid a commitment fee of $200 and will pay an initial term facility fee and renewal term facility fee of .675%. A loan servicing fee of .25% is payable each month based on the average daily outstanding balance outstanding under the revolving facility and the term loans. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year, which is reduced to 0.50% if termination occurs in the second year and 0.25% if terminated thereafter. Appco will also be assessed credit accommodation fees of 2% of the face amount of the letter of credit for up to 60 days and 1% of the face amount of such letter of credit for each 30 day period thereafter.

As additional consideration for the facility, Titan issued to Greystone a warrant to purchase 500,000 shares of common stock at a price of $2.00 per share, exercisable for a period of five years. Titan is obligated to register the common stock underlying the warrant within 6 months of the closing.

On July 27, 2007, the Company entered into a Finder’s Fee Agreement (the “Agreement”) with Crivello Group, LLC, a majority shareholder. Pursuant to the terms of the Agreement, as consideration for Crivello presenting Titan with the opportunity to purchase Appco, Titan has agreed to pay a cash fee of $750 and issue 10,000,000 ten year warrants to Crivello. Such consideration shall be paid to Crivello only if Titan closes on the acquisition of APPCO. The Warrants shall be exercisable at a price of $1.30 and may also be exercised on a cashless basis. On September 17, 2007, the Company issued 10,000,000 ten year warrants to Crivello. As of November 16, 2007 the cash fee remains unpaid.

Also on September 17, 2007, Titan consummated a Securities Purchase Agreement (the "Purchase Agreement") with YA Global Investments, L.P. ("YA Global") providing for the sale by Titan to YA Global of a secured convertible debenture in the principal amount of $6,000 (the "Debenture"), all of which was advanced immediately. Interest on the Debenture accrues at 10% per annum. The Debenture is convertible at the option of YA Global into shares of common stock of Titan at a price of $2.25 per share.

The Debenture matures on the third anniversary of the date of issuance (the "Maturity Date"). Beginning on May 1, 2008 and continuing on the first business day of each successive month Titan shall make payments by converting such installment payment into shares of common stock provided certain equity conditions are met. The conversion price is equal to the lower of (i) $2.25 per share, or (ii) 90% of the lowest daily volume weighted average price (“VWAP”) of the common stock during the 15 consecutive trading days immediately preceding the conversion date. Titan may also at its option choose to redeem a portion or all of the installment payment by paying such amounts in cash plus a redemption premium of 10%. Titan may defer the payment of any installment payment to the maturity date if the volume weighted average price of the common stock equals 110% of the applicable conversion price for the consecutive 5 trading days prior to the notice due date for the applicable installment payment. Each installment amount shall be equal to all accrued and unpaid interest, plus the lesser of (a) the product of (i) $200 multiplied by a fraction of which the numerator is the original principal amount and the denominator of which is the aggregate purchase price paid under the Purchase Agreement and (b) the principal amount of the Debenture on the installment payment date.

Titan has the right to redeem a portion or all amounts outstanding under the Debenture prior to the maturity date at a premium of 10% provided that (i) the VWAP of Titan’s Common Stock is less than the conversion price of $2.25; (ii) no event of default has occurred and (iii) the underlying Registration Statement is effective.

Under the Purchase Agreement, Titan also issued to YA Global warrants to purchase an aggregate of 1,050,000 shares of Titan’s common stock, half of which are exercisable at a price $2.47 and half of which are exercisable $2.81(collectively, the "Warrants"), exercisable for a period of five years.

In connection with the Purchase Agreement, Titan also entered into a registration rights agreement with YA Global (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering at least 4,600,000 shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants. The Registration Statement must be filed no later than the 30th calendar day following the completion of the audit of Appco and USA Detergents, Inc. but not later than 90 days after the closing. Titan is obligated to use its best efforts to cause the Registration Statement to be declared effective within 90 days of filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than December 17, 2007, or if the Registration Statement is not declared effective by March 17, 2008, it is required to pay to YA Global, as liquidated damages, for each thirty day period that the registration statement has not been filed or declared effective or ceases for any reason to be effective or YA Holdings is not permitted to utilize the prospectus therein for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, liquidated damages equal to 2% of the aggregate purchase price up to a maximum of 24%.

The obligations of Titan under the Purchase Agreement were guaranteed by each of its subsidiaries including Appco. In addition, Titan and each of its subsidiaries granted a second position security interest in all of their assets to YA Global.

Substantially all of the proceeds of the YA Global are being held in escrow pending the completion of the appraisals of Appco’s leaseholder interests.

Titan paid Yorkville Advisors LLC a monitoring fee of $450 and paid YA Global a structuring fee of $25. The Real Estate Purchasers are controlled by YA Global which is managed by Yorkville Advisors LLC.

AT&T SETTLEMENT
As discussed in Note 12, On October 12, 2007, the Company and its wholly owned subsidiary, Oblio, entered into a Settlement Agreement (the “Settlement Agreement”) with AT&T, effective as of October 11, 2007. Prior to the Settlement, Oblio had refused to pay AT&T for previously delivered services in response to AT&T’s refusal to honor Oblio’s request for a refund of certain Universal Service Fund pass through charges which Oblio had alleged that it paid previously paid to AT&T. Pursuant to the Settlement Agreement, AT&T agreed to waive and discharge its right to receive $7,200 and Oblio issued a promissory note for the payment of the balance of $600 in interest to AT&T in full settlement of the Partial Final Award issued in the arbitration proceeding on the counter claims brought by AT&T against Oblio and in full settlement of the Oblio’s Universal Service Fund claim against AT&T.

USAD
On October 16, 2007, the Company exercised its option to acquire 80% of the issued and outstanding capital of USA Detergents, Inc. (“USAD”) in exchange for one dollar ($1.00) pursuant to the Stock Purchase Agreement dated July 30, 2007 by and among the Company, USAD and USAD Metro Holdings, LLC, as amended.

USAD is headquartered in North Brunswick, New Jersey and is a manufacturer and distributor of value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates. With the addition of USAD, Titan Brands Division’s expansive and overlapping distribution network will now reach more than 86,000 domestic retail locations and over 175 international locations.

At the closing, USAD entered into Amendment No. 2 to Loan and Security Agreement with Greystone Business Funding, LLC (“GBC”) and issued notes in the aggregate amount of $2,450 to GBC.

Simultaneously with the closing of the acquisition, the Company and its subsidiaries entered into a Waiver, Consent and Amendment No. 6 to the Loan and Security Agreement and Amendment No. 7 to Loan and Security Agreement with GBC. Also, the Company’s wholly owned subsidiary Appco entered into Amendment No. 1 to Loan and Security Agreement with Greystone, affiliate of GBC. Titan and its subsidiaries, including, Appco, executed a corporate guaranty guaranteeing the obligations of USAD to GBC Funding, LLC. Similarly, USAD executed a corporate guaranty guaranteeing the obligations of Titan and its subsidiaries, including Appco to Greystone.

Also, on October 16, 2007, Titan entered into Amendment No. 2 to Stock Pledge Agreement between the GBC, to the Stock Pledge Agreement dated December 29, 2006 to pledge the shares of common stock held by the Company of Titan Card Services, Inc.

LEVEL 3
On November 2, 2007, the Company was notified, via a process server, that we were being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 in damages for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. This action is still pending. The Company has accrued the amounts in its Accounts Payable.

TITAN NEXUS
On November 5, 2007, the Company announced the successful completion of its first step in a planned acquisition of the assets of Nexus Nano Electronics, Inc. ("Nexus"), a manufacturer of custom circuit boards for aerospace, defense and other industries.

Under the equity-based transaction, Titan Nexus, Inc., a wholly owned subsidiary of Titan Electronics Group, acquired by assignment from YA Global Investments, LP, various debt and equity instruments secured with Nexus assets. Titan intends to exercise its legal rights as its secured lender to obtain ownership of Nexus' assets. Following the exercise of its rights, Titan intends to combine Nexus' assets with the operations of its Titan Electronics Group, creating valuable synergies and efficiencies.
Nexus manufactures custom circuit board products for a variety of industries including aerospace, defense contractors and alternate energy equipment producers. Nexus generated revenues of $12,000 and $16,000 in the periods ended June 30, 2007 and June 30, 2006, respectively. Nexus has 90 employees in its advanced facilities in Brandon, Vermont and Woburn, Massachusetts. Over the last year, Nexus struggled financially and had inadequate working capital to continue its operations.

Under the terms of the assignment, Titan Electronics Group, a wholly owned subsidiary of Titan, issued YA Global $7,300 of its convertible preferred stock and Titan Global Holdings issued YA Global 2,000,000 shares of its common stock, valued at $2 per share equaled to the closing price of Titan's stock on November 1, 2007. The convertible preferred stock issued to YA Global is convertible into the common stock of the planned spin out of Titan Electronics Group. Titan's Electronics Group includes companies that specialize in the manufacturing of advanced circuit boards and other high tech products for military and high-tech clients.

TITAN PCB SPINOFF
On November 5, 2007, the Company announced its definitive strategic plan to spin out Titan's Electronics Group ("Titan EG").

The announcement follows Titan's acquisition of the various secured debt and equity instruments secured with the assets of Nexus Nano Electronics, Inc. ("Nexus"). Titan intends to exercise its legal rights as its lender to obtain ownership of Nexus' assets. Titan will combine Nexus with the operations of its Titan Electronics Group, creating synergies and efficiencies. Titan Electronics Group includes its legacy PCB divisions of Titan East and Titan West.

A spin-off will be accomplished through the pro rata dividend of 100% of Titan EG, a wholly-owned subsidiary of Titan, to all shareholders of record on the record date set by Titan. The Company will file a Form 10 with the Securities and Exchange Commission and will make application for admission to the NASDAQ stock exchange of Titan EG. While the strategic plan to spin out Titan EG was approved in earlier in fiscal year 2007, the fulfillment of this plan was delayed while Titan focused on completion of its recent acquisitions of Appco and USAD and analyzed merger and acquisition candidates that best complement the core electronics division operations and assets. These efforts resulted in Titan's Nexus transaction.

The Company expects the spin-off could be completed during the Company's 2008 fiscal year.

Under the final strategic plan, Titan will retain its Communications Division, Titan Global Energy Group, Homeland Security Group, and Titan Global Brands units.

EQUITY RAISE
On November 9, 2007, the Company announced that it has completed a common stock equity raise of $5,000 at $2.00 per share with YA Global. In connection with the equity raise, the Company paid no fees to either YA Global or any third party. The Company will use the proceeds for working capital, as well as to support further strategic acquisitions and minority investments in promising private and public companies.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no changes in or disagreements with accountants on accounting and financial disclosure during fiscal year 2007.

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, that ensure that information relating to the Company which is required to be disclosed in this Annual Report is recorded, processed, summarized and reported, within required time periods. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this Annual Report was being prepared, to allow timely decisions regarding required disclosure. The matters identified are with regard to insufficient documentation of our board of directors meetings, insufficient documentation of employee stock options and warrants granted, lack of documentation regarding approval of non-standard adjusting journal entries, insufficient documentation evidencing the research and proper application of revenue recognition issues, and insufficient documentation of the accounting review and approval processes. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Changes in internal controls: The Company continued strengthening its system of internal controls. Several accounting functions were centralized in our corporate headquarters in Richardson, Texas for our electronics and homeland security division including the controller function, cash disbursements and accounts payable among others. Accounting staff were added for our communications division increasing the segregation of duties for that division. The Company added a manager of financial reporting to assist with standardizing our operating and review procedures, streamlining our month end close process and other segregation of duties initiatives. There have been no other changes in the Company’s internal control over financial reporting during the year ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company and their ages as of August 31, 2007 and positions held with the Company, as follows

Name	Age	Position
David M. Marks	40	Chairman of the Board
Bryan Chance	37	Chief Executive Officer and Director
R. Scott Hensell	41	Chief Financial Officer
Kurt Jensen	43	Chief Executive Officer, Communications Division and Director
Curtis Okumura	44	Chief Executive Officer, Electronics and Homeland Security Division and Director
Stephen Saul Kennedy	40	Vice President, Sales and Director

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

BRYAN CHANCE. On January 24, 2006, Mr. Chance was appointed to serve as Chief Financial Officer of Titan Global Holdings, Inc. On August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of the Company. Mr. Chance replaced Curtis Okumura, who remained President and Chief Executive Officer of the Company’s subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc., and a member of the Company’s Board of Directors. Prior to joining the Company, Mr. Chance was the Chairman and Chief Executive Officer of Sigma Global Corporation and its predecessor company Sigma RX since its inception in 2002. Prior to founding Sigma RX, Mr. Chance served from 2000 to 2002 as Chief Financial Officer for Aslung Pharmaceutical, a privately held generic pharmaceutical manufacturing company specializing in inhalation medications for the respiratory marketplace. Mr. Chance has also held financial and mergers and acquisition leadership positions in companies such as Caresouth, Nursefinders, Home Health Corporation of America, the Baylor Healthcare System, Columbia/HCA and Price Waterhouse, LLP. Mr. Chance received his Bachelor’s degree from the University of Tennessee in 1992.

R. SCOTT HENSELL. On October 9, 2006, Mr. Hensell was appointed to serve as Chief Financial Officer of Titan Global Holdings, Inc. Mr. Hensell replaced Bryan Chance after his promotion to President and Chief Executive Officer of the Company. Mr. Hensell has over eighteen years of experience in financial leadership positions and public accounting. Prior to joining Titan, Mr. Hensell managed the financial and accounting functions for thirteen operating companies and the complex implementation of Sarbanes Oxley requirements. Mr. Hensell previously served as Chief Operating Officer and other key positions for various operating companies in the insurance, real estate, oil and gas, hospitality and agriculture industries. He is a Certified Public Accountant licensed to practice in the state of Texas and holds a BS degree in Accounting from Texas A&M University.

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

Code of Ethics

As of August 31, 2007, the Company has not adopted an approved Code of Ethics. The Company has specific Code of Ethic language in the Employee Handbook that management and employees are required to read and abide by. However, no formal document has been approved. The Company has a draft Code of Ethics that is the process of being approved and adopted.

Audit Committee

The Company does not have an audit committee at this time. All audit concerns are addressed by the Chairman of the Board of Directors.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding the Company’s Chief Executive Officer and each of the other four highest paid executive officers during the years ended August 31, 2007, 2006 and 2005. The information in this table is in dollars.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Chance - President & CEO,	2007	$205,000	$55,000	$305,000	$304,482	-	$-	$16,880	$886,362
Titan Global Holdings, Inc. (1)	2006	118,542	-	-	28,243	-	-	-	146,785
	2005	-	-	-	-	-	-	-	-

R. Scott Hensell - CFO, CAO,	2007	111,881	10,000	-	55,754	-	-	-	177,635
Titan Global Holdings, Inc. (2)	2006	-	-	-	-	-	-	-	-
	2005	-	-	-	-	-	-	-	-

Kurt Jensen - President & CEO,	2007	182,044	55,000	-	-	-	-	9,000	246,044
Titan Communications Division (3)	2006	146,046	50,000	-	-	-	-	-	196,046
	2005	-	-	-	-	-	-	-	-

Curtis Okumura - President & CEO	2007	150,000	67,500	-	-	-	-	27,204	244,704
Titan Electronics and Homeland	2006	158,000	-	-	-	-	-	-	158,000
Security Division (4)	2005	150,168	-	-	-	-	-	-	150,168

Stephen S. Kennedy - VP Sales,	2007	165,000	25,000	-	-	-	-	19,696	209,696
Titan Electronics and Homeland	2006	173,000	4,000	-	-	-	-	-	177,000
Security Division (5)	2005	172,996	-	-	-	-	-	-	172,996

(1)
Mr. Chance was appointed to serve as Chief Financial Officer of the Company effective January 24, 2006. Mr. Chance had an annual salary of $192,000 and was granted warrants to purchase 100,000 shares of common stock. On August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of the Company. Mr. Chance has an annual salary of $205,000. Mr. Chance also began receiving a director stipend of $1,000 in December 2006 and received a $500 car allowance until June 2006. At the time of his appointment to CEO, the Company issued Mr. Chance 500,000 unregistered shares valued at $305,000. Mr. Chance received an annual bonus of $55,000 in December 2006. On August 2, 2007, Mr. Chance received warrants to purchase 200,000 shares of common stock.

(2)
Mr. Hensell was appointed to serve as Chief Financial Officer of the Company effective October 9, 2006. Mr. Hensell has an annual salary of $125,000. Mr. Hensell also received warrants to purchase 100,000 shares of common stock. In December 2006, Mr. Hensell received an annual bonus of $10,000.

(3)
Mr. Jensen was appointed Chief Executive Officer of Oblio Telecom, Inc on April 10, 2006. Mr. Jensen had an annual salary of $175,000. Mr. Jensen also began receiving a director stipend of $1,000 per month in December 2006. In May 2007, Mr. Jensen was appointed Chief Executive Officer and President of the Titan Communications division. Effective May 31, 2007, Mr. Jensen’s salary was increased to $200,000. In December 2006, Mr. Jensen received an annual bonus of $55,000.

(4)
Mr. Okumura was appointed Chief Executive Officer effective December 16, 2004. Mr. Okumura had an annual salary of $150,000. On August 18, 2006, Bryan Chance was appointed to serve as President and Chief Executive Officer. Mr. Okumura remained as President and Chief Executive Officer of the Company’s subsidiaries, Titan PCB West, Inc. and Titan PCB East, Inc., and a member of the Company’s Board of Directors. Mr. Okumura has an annual salary of $150,000. Mr. Okumura received a $1,000 director stipend each month during FY 2007. In December 2006, Mr. Okumura received an annual bonus of $50,000. On June 21, 2007, Mr. Okumura exercised $50,000 stock options. The Company immediately repurchased the shares for $15,036. On July 6, 2007, Mr. Okumura received an additional bonus of $17,500.

(5)
Mr. Kennedy was appointed Vice-President-Sales effective August 30, 2002. Effective August 1, 2004, Mr. Kennedy's salary was adjusted to $165,000 per annum. Mr. Kennedy received a $1,000 director stipend each month during FY 2007. He also received a $650 car allowance each month during FY 2007.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bryan Chance (1)	100,000	-	-	$0.33	02/17/2009	-	$-	-	$-
Scott Hensell (2)	50,000	50,000	-	0.83	10/09/2009	-	-	-	-
Bryan Chance (1)	200,000	-	-	1.30	08/02/2017	-	-	-	-
Curtis Okumura (3)	25,000	-	-	0.79	09/30/2007	-	-	-	-
Curtis Okumura (3)	100,000	-	-	0.75	07/24/2008	-	-	-	-
Curtis Okumura (3)	10,000	-	-	0.75	12/31/2008	-	-	-	-
Stephen S. Kennedy (4)	360,000	-	-	0.79	07/31/2009	-	-	-	-

(1) On February 17, 2006, the Company granted Bryan Chance warrants to purchase 100,000 shares of common stock at a per share exercise price of $.33. The warrants vested in accordance with the following schedule: 1/2 of the total shares vested immediately and ½ of the total shares vested on February 17, 2007. On August 2, 2007, the Company granted Bryan Chance warrants to purchase 200,000 shares of common stock at a per share exercise price of $1.30. The warrants vested immediately and expire on August 2, 2017.

(2) On October 9, 2006, the Company granted Scott Hensell warrants to purchase 100,000 shares of common stock at a per share exercise price of $.83. The warrants vested in accordance with the following schedule: 1/2 of the total shares vested immediately and ½ of the total shares vested on October 9, 2007.

(3) On September 30, 2002, the Company granted Curtis Okumura options to purchase 125,000 shares of common stock at a per share exercise price of $.79. The options vested immediately and expire on September 30, 2007. Mr. Okumura cancelled 50,000 options and exercised 50,000 options. On July 24, 2003, the Company granted Curtis Okumura options to purchase 100,000 shares of common stock at a per share exercise price of $.75. The options vested immediately and expire on July 24, 2008. On December 31, 2003, the Company granted Curtis Okumura options to purchase 10,000 shares of common stock at a per share exercise price of $.75. The options vested immediately and expire on December 31, 2008.

(4) On July 31, 2002 , the Company granted Stephen S. Kennedy options to purchase 360,000 shares of common stock at a per share exercise price of $.79. The options vested immediately and expired on July 31, 2007. The Company has extended the expiration date of these options to July 31, 2009.

Employment Agreements

Bryan Chance. Pursuant to the terms of an Agreement dated as of February 17, 2006 between Mr. Chance and the Company. Mr. Chance will serve as Chief Financial Officer of Titan for an initial term of two years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for warrants to purchase 100,000 shares of common stock at $.33 per share and an annual compensation of $192,000. On August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of the Company and the Company and Mr. Chance entered into a new agreement. The new Agreement provides for the issue of 500,000 shares of common stock (valued at $305,000) and an annual compensation of $205,000.

R. Scott Hensell. Pursuant to the terms of an Agreement dated as of October 9, 2006 between Mr. Hensell and the Company. Mr. Hensell will serve as Chief Financial Officer of Titan for an initial term of two years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for warrants to purchase 100,000 shares of common stock at $.83 per share and an annual compensation of $125,000.

Kurt Jensen. Pursuant to the terms of an Agreement dated as of April 10, 2006 between Mr. Jensen and Oblio, Mr. Jensen will serve as Chief Executive Officer of Oblio for an initial term of two years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for an annual compensation of $175,000. Effective May 31, 2007, Mr. Jensen’s salary was increased to $200,000 per annum.

Curtis Okumura. The Company does not have an employment agreement with Mr. Okumura.

Stephen S. Kennedy. Pursuant to the terms of an Agreement, dated as of August 12, 2002, between Stephen S. Kennedy and Titan PCB West, assumed by us pursuant to the Merger, Mr. Kennedy receives a salary equal to $140,000 per annum and received immediately exercisable options to purchase 360,000 shares of our common stock, at an exercise price of $1.50 per share, expiring on July 31, 2007. These options were re-priced on May 3, 2004 to $0.79 per share. The agreement provides for a 5-year term subject to earlier termination by either party. In the event that Mr. Kennedy's employment is terminated without cause, Mr. Kennedy is entitled to receive severance pay and continued employee benefits for a period of six (6) months after such termination. For the period March 1, 2003 until December 1, 2003, the Company and Mr. Kennedy agreed orally to reduce his salary to an annual rate of $125,000. Effective August 1, 2004, Mr. Kennedy's salary was increased to $165,000 per annum. Mr. Kennedy’s employment agreement with the Company expired on August 12, 2007.

Potential Payments upon Termination of Employment or Change in Control
As of August 31, 2007, the Company has no agreements or arrangements with any executive officer that provides for payments upon termination of employment or a change of control.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Marks	$12,000	$-	$-	$-	$-	$-	$12,000
Bryan Chance	9,000	-	-	-	-	-	9,000
Kurt Jensen	9,000	-	-	-	-	-	9,000
Curtis Okumura	12,000	-	-	-	-	-	12,000
Stephen S. Kennedy	12,000	-	-	-	-	-	12,000

Effective May 2006, the Company’s directors began receiving $1,000 stipend per month as compensation. This stipend was paid to all directors during the year ended August 31, 2007; however, Mr. Chance and Mr. Jensen began receiving the director stipend in December 2006.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of November 23, 2007 with respect to the beneficial ownership of the outstanding shares of the Company's common stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.

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

Name and Address of Beneficial Owner	Title of Class	No. of Shares Beneficially Owned (1)		Percentage of Class Beneficially Owned
David M. Marks	Common	32,597,349	(2)	50.11%
1818 North Farwell Ave.
Milwaukee, WI 53202

Bryan Chance	Common	800,000	(3)	1.23%
c/o Titan Global Holdings, Inc.
1700 Jay Ell Drive, Suite 200
Richardson, Texas 75081

R. Scott Hensell	Common	100,000	(4)	*
c/o Titan Global Holdings, Inc.
1700 Jay Ell Drive, Suite 200
Richardson, Texas 75081

Curtis Okumura	Common	155,000	(5)	*
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

Kurt Jensen	Common	502,500	(6)	*
c/o Titan Global Holdings, Inc.
1700 Jay Ell Drive, Suite 200
Richardson, Texas 75081

Stephen S. Kennedy	Common	410,000	(7)	*
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

All Officers and Directors as a Group (6 persons)	Common	34,564,849	(8)	53.14%

Irrevocable Children's Trust	Common	10,969,522	(2)	16.86%
1818 North Farwell Avenue
Milwaukee, WI 53202

Farwell Equity Partners, LLP	Common	19,586,747	(2)	30.11%
1818 North Farwell Avenue
Milwaukee, WI 53202

Crivello Group, LLC	Common	12,475,854	(9)	19.18%
405-A Atlantis Road
Port Canaveral, FL 32920

(1)
Applicable percentage of ownership is based on 53,667,502 shares of common stock outstanding as of November 23, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of November 23, 2007 for each stockholder, as applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of November 23, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes (i) 19,586,747 shares registered in the name of Farwell Equity Partners, LLC, of which Mr. Marks is the managing member (ii) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (iii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iv) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (v) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (vi) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vii) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (viii) 100,000 shares held by Mr. Marks; and (ix) 200,000 shares of common stock issuable to Mr. Marks upon exercise of currently exercisable options. Mr. Marks is a trustee with sole dispositive power over the shares of Common Stock held by ICT, ICT2 and Ohio Investors.

(3)	Includes 500,000 shares held by Mr. Chance and 300,000 shares issuable upon the exercise of currently exercisable options.
(4)	Includes 100,000 shares issuable upon the exercise of currently exercisable options.
(5)	Includes 155,000 shares issuable upon the exercise of currently exercisable options.
(6)	Includes 502,500 shares held by Mr. Jensen.
(7)	Includes 360,000 shares issuable upon the exercise of currently exercisable options and 50,000 shares held by Mr. Kennedy.
(8)
Includes (i) 19,586,747 shares registered in the name of Farwell Equity Partners, LLC, of which Mr. Marks is the managing member (ii) 10,969,522 shares held by Irrevocable Children's Trust ("ICT"), (iii) 72,232 shares held by Irrevocable Children's Trust No.2 ("ICT2"); (iv) 123,823 shares held by Phoenix Business Trust ("Phoenix Trust"); (v) 347,579 shares held by Phoenix Investors LLC ("Phoenix Investors"); (vi) 6,667 shares held by Forest Home Partners I, LLC ("Forest Home"); (vii) 1,190,779 shares held by Ohio Investors of Wisconsin ("Ohio Investors"); (viii) 1,115,000 shares issuable upon the exercise of currently exercisable options by various directors and officers, including 200,000 exercisable shares to Mr. Marks; 300,000 exercisable shares to Mr. Chance; 100,000 exercisable shares to Mr. Hensell; 155,000 exercisable shares to Mr. Okumura; and 360,000 exercisable shares to Mr. Kennedy (ix) 100,000 shares of common stock owned by Mr. Marks (x) 500,000 shares of common stock owned by Mr. Chance; and (xi) 500,000 shares of common stock owned by Mr. Jensen.

(9)	Includes 2,475,854 shares held by Mr. Crivello, managing member of Crivello Group, LLC; and 10,000,000 shares issuable upon exercise of currently exercisable options to Crivello Group, LLC.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the year ended August 31, 2007, the Company entered into a Finder’s Fee Agreement with Crivello related to the APPCO purchase. Upon the closing of the acquisition, the Company agreed to pay a cash fee of $750,000 and issue 10,000,000 ten year warrants to Crivello. The Appco acquisition closed on September 17, 2007. As a result of the completion, the Company issued the warrants to Crivello and recorded a payable for the cash fee. The Company accounted for these transactions in the first quarter of fiscal year 2008.

During the year ended August 31, 2006, the Company entered into a 10% convertible note agreement for $450,000 with Farwell with a maturity date of December 31, 2006. The note was convertible into shares of Common Stock at $0.10 per share. In connection with the loan, the Company also issued a warrant to Farwell for the purchase of up to 6,750,000 shares of Common Stock at an exercise price of $0.23 per share, for which the Company recorded a charge of $936,000 in the quarter ended May 31, 2006 for the fair value of the warrants. On May 30, 2006, the note was converted into 4,500,000 shares of Common Stock and the note was cancelled.

During the years ended August 31, 2007 and 2006, the Company had no independent directors.

ITEM 13 - EXHIBITS

Copies of all exhibits to this Form 10-KSB (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to Bryan Chance, Chief Executive Officer, Titan Global Holdings, Inc., 1700 Jay Ell Drive, Suite 200, Richardson, Texas 75081.

Exhibit Number	Description
3.1	Certificate of Incorporation of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended.	(1)
3.2	By-Laws of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended.	(1)
10.01	2002 Stock Option Plan.	(2)
10.02	2002 Stock Option Plan for Non-Employee Directors as amended.	(2)
10.03	Option/Purchase Agreement by and between Laurus Master Fund, Ltd and Titan Global Holdings, Inc. dated September 12, 2006.	(3)
10.04	Letter Agreement by and between Laurus Master Fund, Ltd and Titan Global Holdings, Inc. dated September 12, 2006.	(3)
10.05	Warrants to purchase Common Stock issued to Trilogy Capital Partners, Inc. dated September 20, 2006.	(4)
10.06	Letter of engagement between Trilogy Capital Partners, Inc. and Titan Global Holdings, Inc. dated September 20, 2006.	(4)
10.07	Warrant to purchase common stock at $1.00 to Cornell Capital Partners, LP dated October 10, 2006.	(5)
10.08	Warrant to purchase common stock at $1.10 to Cornell Capital Partners, LP dated October 10, 2006.	(5)
10.09	Securities Purchase Agreement dated October 10, 2006 between Titan Global Holdings, Inc. and Cornell Capital Partners, LP.	(5)
10.10	Form of Convertible Debenture between Titan Global Holdings, Inc. and Cornell Capital Partners, LP.	(5)
10.11	Investor Registration Rights Agreement dated October 10, 2006 between Titan Global Holdings, Inc. and Cornell Capital Partners, LP.	(5)
10.12	Irrevocable Transfer Agent Instructions dated October 10, 2006 from Titan Global Holdings, Inc. to Continental Stock Transfer and Trust Co.	(5)
10.13	Amendment No. 5 to the Credit and Security Agreement between Oblio Telecom, Inc., Pinless, Inc., Farwell Equity Partners, LLC and CapitalSource Finance LLC dated November 14, 2006.	(6)
10.14	Loan and Security Agreement between Greystone Business Credit II LLC, Titan Global Holdings, Inc., Titan PCB West, Inc., Titan PCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., StartTalk, Inc. and Pinless, Inc., dated as of December 29, 2006	(7)
10.15	Pledge Agreement by Titan General Holdings, Inc. in favor of Greystone Business Credit II LLC, dated as of December 29, 2006	(7)
10.16	Pledge Agreement by Oblio Telecom, Inc. in favor of Greystone Business Credit II LLC, dated as of December 29, 2006	(7)
10.17	Trademark Security Agreement by Oblio Telecom, Inc. in favor of Greystone Business Credit II LLC, dated as of December 29, 2006	(7)
10.18	Amendment Agreement between Titan Global Holdings, Inc., Oblio Telecom, Inc. and F&L LLP, dated as of December 29, 2006	(8)
10.19	Guaranty by Titan General Holdings, Inc. in favor of F&L LLP, dated as of December 29, 2006	(8)
10.20	Settlement and Release Agreement by and between Sprint Communications Company L.P. and Oblio Telecom, Inc.	(9)
10.21	Asset Purchase Agreement among Titan Wireless RM, Inc. and Ready Mobile, LLC, DC Cellular Ventures, LLC, Asper Aliason Partnership, Eliason Management Company, Inc. and Jay Eliason dated as of April 8, 2007	(10)
10.22	Settlement Agreement and Release of Claims by and between Oblio Telecom, Inc. and Sprint Communications Company, L.P., dated May 31, 2007	(11)
10.23	Wholesale Master Services Agreement by and between Starttalk, Inc. and Sprint Communications Company, L.P., dated as of May 31, 2007 (to be filed by amendment)	(11)
10.24	Stock Purchase Agreement dated as of July 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict.	(12)
10.25	Stock Purchase Agreement dated as of July 17, 2007 by and among Management Properties, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict.	(12)
10.26	Addendum to Stock Purchase Agreement dated as of July 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict.	(12)

10.27	Addendum to Stock Purchase Agreement dated as of July 17, 2007 by and among Management Properties, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict.	(12)
10.28	Finders Fee Agreement between Crivello Group, LLC and Titan Global Holdings, Inc. dated as of July 27. 2007.	(13)
10.29	Form of Warrant issued to Crivello Group, LLC.	(13)
10.30	Stock Purchase Agreement dated as of July 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. (Incorporated by reference to Titan’s Form 8-K filed with the SEC on July 23, 2007)	(14)
10.31	Addendum to Stock Purchase Agreement dated as of July 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. (Incorporated by reference to Titan’s Form 8-K filed with the SEC on July 23, 2007)	(14)
10.32	Addendum to Stock Purchase Agreement dated as of August 29, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict.	(14)
10.33	Addendum to Stock Purchase Agreement dated as of September 14, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict.	(14)
10.34	Addendum to Stock Purchase Agreement dated as of September 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict.	(14)
10.35	Loan and Security Agreement dated September 17, 2007 with the Lenders that are parties thereto and Greystone Business Credit II L.L.C.	(14)
10.36	Security Agreement between Appco-KY, Inc. and Greystone Business Credit II, L.L.C.	(14)
10.37	Corporate Guaranty dated as of September 17, 2007 by Appco-KY, Inc.	(14)
10.38	Corporate Guaranty by Appalachian Oil Company, Inc. and Appco-KY, Inc.	(14)
10.39	Corporate Guaranty by Titan Global Holdings, Inc., Titan PCB West, Inc., Titan PCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., Starttalk, Inc., and Pinless, Inc.	(14)
10.40	Trademark Security Agreement dated as of September 17, 2007 between Appalachian Oil Company, Inc. in favor of and Greystone Business Credit II, L.L.C.	(14)
10.41	Stock Pledge Agreement dated as of September 17, 2007 by Appalachian Oil Company, Inc. to and for the benefit of and Greystone Business Credit II, L.L.C.	(14)
10.42	Stock Pledge Agreement dated as of September 17, 2007 by Titan Global Holdings, Inc. to and for the benefit of and Greystone Business Credit II, L.L.C.	(14)
10.43	Purchase and Sale Agreement dated as of September 17, 2007 by and between Appalachian Oil Company, Inc. and Appco-KY, Inc., YA Landholdings, LLC and YA Landholdings 7, LLC.*	(14)
10.44	Form of Land and Building Lease Agreement between YA Landholdings, LLC and Appalachian Oil Company, Inc.	(14)
10.45	Securities Purchase Agreement dated as of September 17, 2007 by and between Titan Global Holdings, Inc. and YA Global Investments, L.P.	(14)
10.46	Registration Rights Agreement dated as of September 17, 2007 by and between Titan Global Holdings, Inc. and YA Global Investments, L.P.	(14)
10.47	Security Agreement dated as of September 17, 2007 by and between Titan Global Holdings, Inc. and each of its subsidiaries listed on Schedule I thereto and YA Global Investments, L.P.	(14)
10.48	Guaranty Agreement dated as of September 17, 2007 by and between Titan Global Holdings, Inc. and each of its subsidiaries listed on Schedule I thereto and YA Global Investments, L.P.	(14)
10.49	Form of Warrant issued to YA Global Investments, L.P.	(14)
10.50	Settlement Agreement by and among Oblio Telecom, Inc., Titan Global Holdings, Inc. and AT&T Corp.	(15)
10.51	Promissory Note issued by Oblio Telecom, Inc.	(15)
10.52	Stock Purchase Agreement dated as of July 30, 2007 by and among Titan Global Holdings, Inc., USA Detergents, Inc., USAD Metro Holdings, LLC and Uri Evan.	(16)
10.53	Amendment to Stock Purchase Agreement dated as of October 17, 2007 by and among Titan Global Holdings, Inc., USA Detergents, Inc., USAD Metro Holdings, LLC and Uri Evan.	(16)

10.54	Amendment No. 2 to Loan and Security Agreement dated as of October 16, 2007 by and between USA Detergents, Inc. and GBC Funding, LLC.	(16)
10.55	Amendment No. 1 to Loan dated as of October 16, 2007 by and between Appalachian Oil Company, Inc., Greystone Business Credit II, L.L.C.	(16)
10.56	Waiver, Consent and Amendment No.6 to Loan and Security Agreement dated as of October 16, 2007 by and among, Titan Global Holdings, Inc., Titan PCB West, Inc. Titan TCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., Start Talk, Inc., Pinless, Inc. Titan Card Services, Inc. and GBC Funding, LLC.	(16)
10.57	Amendment No.7 to Loan and Security Agreement dated as of October 16, 2007 by and among, Titan Global Holdings, Inc., Titan PCB West, Inc. Titan TCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., Start Talk, Inc., Pinless, Inc. Titan Card Services, Inc. and GBC Funding, LLC.	(16)
10.58	Corporate Guaranty executed by USA Detergents, Inc.	(16)
10.59	Corporate Guaranty executed by 2007 by Titan Global Holdings, Inc., Titan PCB West, Inc. Titan TCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., Start Talk, Inc., Pinless, Inc. Titan Card Services, Inc.	(16)
10.60	Amendment No. 2 to Stock Pledge Agreement dated October 16, 2007 between Titan Global Holdings, Inc. and GBC Funding, LLC.	(16)
10.61	Limited Recourse Assignment between Titan Nexus, Inc. and YA Global Investments, L.P., dated as of November 2, 2007.	(17)
10.62	Securities Purchase Agreement between Titan Global Holdings, Inc. and YA Global Investments, L.P., dated as of November 2, 2007.	(17)
10.63	Common stock purchase warrant issued to Bryan M. Chance, dated as of February 17, 2006.	(18)
10.64	Employment Agreement dated August 18, 2006, between Oblio Telecom, Inc. and Bryan Chance.	(18)
10.65	Employment Agreement dated October 9, 2006, between Oblio Telecom, Inc. and R. Scott Hensell. (filed herewith)
10.66	Common stock purchase warrant issued to R. Scott Hensell, dated as of October 9, 2006. (filed herewith)
10.67	Common stock purchase warrant issued to Bryan M. Chance, dated as of August 2, 2007. (filed herewith)
21.1	Subsidiaries of the Company (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (filed herewith).

(1)	Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-KSB, dated September 29, 2000. (Filing number: 002-98075-D)
(2)	Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number: 333-102697)
(3)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 12, 2006 and filed on September 18, 2006
(4)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 20, 2006 and filed on September 26, 2006
(5)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006
(6)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 14, 2006 and filed on November 20, 2006
(7)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 29, 2006 and filed on January 8, 2007.
(8)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 29, 2006 and filed on January 8, 2007.
(9)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 18, 2007 and filed on March 26, 2007.
(10)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 11, 2007 and filed on May 17, 2007.

(11)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 31, 2007 and filed on June 1, 2007.
(12)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 17, 2007 and filed on July 23, 2007.
(13)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 27, 2007 and filed on August 2, 2007.
(14)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007.
(15)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2007 and filed on October 16, 2007.
(16)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007.
(17)	Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 2, 2007 and filed on November 8, 2007.
(18)	Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-KSB filed December 15, 2006. (Filing number: 000-32847)

Management Contracts and Compensatory Plans

Exhibit Number	Description
10.1	2002 Stock Option Plan.	(A
10.2	2002 Stock Option Plan for Non-Employee Directors as amended.	(A
10.63	Common stock purchase warrant issued to Bryan M. Chance, dated as of February 17, 2006.	(B
10.64	Employment Agreement dated August 18, 2006, between Oblio Telecom, Inc. and Bryan Chance.	(B
10.65	Employment Agreement dated October 9, 2006, between Oblio Telecom, Inc. and R. Scott Hensell. (filed herewith)
10.66	Common stock purchase warrant issued to R. Scott Hensell, dated as of October 9, 2006. (filed herewith)
10.67	Common stock purchase warrant issued to Bryan M. Chance, dated as of August 2, 2007. (filed herewith)

A)	Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number: 333-102697)
B)	Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-KSB filed December 15, 2006. (Filing number: 000-32847)

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by KBA Group LLP for professional services rendered for the fiscal years ended August 31, 2007 and 2006 and the Company's former independent auditors Wolf & Company, P.C.:

	KBA Group LLP		Wolf & Company, P.C
Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit - Fees (1)	$250,277	$182,900	$48,147	$27,500
Audit-Related Fees (2)	17,525	-	8,500	83,664
Tax Fees (3)	47,481	-	-	-
All Other Fees (4)	-	-	-	-
Total Fees	$315,283	$182,900	$56,647	$111,164

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended August 31, 2007 and 2006.

(2)
Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the board of directors and audit committees.

(3)	Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.
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

Signature	Title	Date

/s/ Bryan Chance	Chief Executive Officer and President, Titan	November 29, 2007
Bryan Chance	Global Holdings, Inc. and Director

/s/ David Marks	Chairman	November 29, 2007
David Marks

/s/ Curtis Okumura	President, Titan Electronics and Homeland	November 29, 2007
Curtis Okumura	Security Division and Director

/s/ Kurt Jensen	President, Titan Communications Division and	November 29, 2007
Kurt Jensen	Director