Form 10-Q
period 2007-11-30
Titan Global Holdings, Inc.
filed 2008-01-30
CIK 770471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

or

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-32847

TITAN GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0433444
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1700 Jay Ell Drive, Suite 200
Richardson, Texas 75081
(Address of principal executive offices) (Zip Code)

(972) 470-9100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check march whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 25, 2008 the Company had 53,537,552 shares of its par value $0.001 common stock outstanding.

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

Titan Global Holdings, Inc.
Unaudited Consolidated Balance Sheet
(In thousands, except common stock share data)

	November 30,	August 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,910	$1,190
Restricted cash and short-term investments	5,000	750
Accounts receivable, trade (less allowance for doubtful accounts of $9,043 and
$2,940 and allowance for sales returns of $3,723 and $888, respectively)	26,245	12,699
Universal service fund fees recoverable	-	1,406
Inventory, net	16,050	1,663
Prepaid expenses and other current assets	1,936	2,015
Total current assets	56,141	19,723

Equipment and improvements, net	18,010	2,326
Definite-lived intangible assets, net	7,960	16,989
Goodwill and indefinite-lived intangible assets	17,848	6,661
Capitalized loan fees, net	1,097	412
Other assets	239	305
Total assets	$101,295	$46,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$40,115	$21,049
Accrued liabilities	9,314	2,911
Deferred revenue	10,471	12,009
Short-term notes payable	1,820	72
Current portion of long-term debt	4,495	3,432
Total current liabilities	66,215	39,473

Lines of credit	36,088	11,677
Long-term seller-financed note, net of discount of $68 and $122, respectively	1,354	1,301
Redeemable, convertible preferred stock, preference in liquidation of $12,022 and
$4,743, respectively	12,022	4,743
Long-term debt, net of discount of $5,258 and $713, respectively	12,904	4,112
Long-term derivative liabilities	15,573	15,142
Other long-term liabilities	2,830	116
Total liabilities	146,986	76,564
Stockholders' deficit:
Common stock-$0.001 par value; 950,000,000 shares authorized; 54,754,809 and
50,244,378 shares issued; 53,642,652 and 49,157,051 outstanding, respectively	55	50
Additional paid-in capital	30,934	21,968
Accumulated deficit	(75,173)	(50,700)
Treasury stock, at cost, 1,112,157 and 1,087,307 shares, respectively	(1,507)	(1,466)
Total stockholders' deficit	(45,691)	(30,148)
Total liabilities and stockholders' deficit	$101,295	$46,416

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended
	11/30/2007	11/30/2006

Sales - Energy division	$90,015	$-
Sales - Communications division	22,328	24,574
Sales - Electronics and homeland security division	6,781	5,412
Sales - Global brands division	3,183	-
Total sales	122,307	29,986

Cost of sales - Energy division	85,201	-
Cost of sales - Communications division	18,270	21,426
Cost of sales - Electronics and homeland security division	6,120	5,131
Cost of sales - Global brands division	3,205	-
Total cost of sales	112,796	26,557

	9,511	3,429

Operating expenses:
Sales and marketing	1,210	498
General and administrative expenses	9,087	2,047
Bad debt expense	4,585	33
Impairment of intangibles	21,141	-
Amortization of intangibles	1,496	1,335
Loss from operations	(28,008)	(484)

Other income (expenses):
Other income	628	1
Interest expense	(1,634)	(806)
Gain (loss) on value of derivative instruments	4,541	(4,572)

Loss before income taxes	(24,473)	(5,861)
Provision for income taxes	-	-

Net loss	(24,473)	(5,861)
Accrual of preferred stock dividend	(34)	(68)
Net loss applicable to common shareholders	$(24,507)	$(5,929)

Net loss applicable to common shareholders per share:
Basic and diluted	$(0.48)	$(0.12)

Number of weighted average common shares outstanding:
Basic and diluted	50,543,634	49,114,052

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	11/30/2007	11/30/2006

Cash flows from operating activities:
Net loss	$(24,473)	$(5,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	870	167
Bad debt and sales return allowances	7,259	33
Non-cash compensation	5	-
Non-cash asset retirement obligation accretion expense	25	-
Non-cash warrant expense	-	207
Non-cash interest expense (income)	480	(12)
Amortization of debt discounts and bank fees	90	134
Amortization of intangibles	1,496	1,335
Goodwill and intangible assets impairment charge	21,141	-
Loss (gain) on fair value of derivative liabilities	(4,541)	4,572
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,555)	(3,231)
Inventory	(677)	479
Prepaid expenses and other current assets	1,810	(152)
Other assets	83	-
Universal service fund fee recoverable	1,406	(1,354)
Federal excise tax recoverable	-	(243)
Accounts payable and accrued liabilities	(1,591)	3,365
Deferred revenue	(1,538)	-
Other liabilities	(48)	-
Total adjustments	15,715	5,300
Net cash used in operating activities	(8,758)	(561)

Cash flows from investing activities:
Equipment and improvements expenditures	(442)	(70)
Restricted investment to collateralize obligation	(4,250)	-
Cash paid to sellers of Appco	(30,000)	-
Cash provided by acquisitions	3,636	-
Net cash used in investing activities	(31,056)	(70)

Cash flows from financing activities:
Proceeds from notes payable	-	850
Proceeds from issuance of common stock	5,000	-
Proceeds from sale leaseback transaction	15,000	(70)
Proceeds from issuance of long term debt	15,000	-
Proceeds from lines of credit, net of repayments	14,257	(810)
Payments on long-term debt	(2,907)	(60)
Capitalized loan fees	(775)	(125)
Purchase of treasury stock	(41)	-
Net cash provided by (used in) financing activities	45,534	(215)

Net increase (decrease) in cash and cash equivalents	5,720	(846)
Cash and cash equivalents at beginning of period	1,190	1,401
Cash and cash equivalents at end of period	$6,910	$555

Supplemental disclosures of cash flow information:
Interest Paid	$906	$703
Income Tax Paid	-	-

Non-cash activities:
Issuance of redeemable preferred stock for acquisition of note receivable	$7,245	$-
Issuance of common stock for acquisition of note receivable	4,000	-

The accompanying notes form an integral part of the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited consolidated financial statements of Titan Global Holdings, Inc. and its subsidiaries, (“Titan”, “We” or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are included herein. Operating results for the three-month period ended November 30, 2007 are not indicative of the results that may be expected for the fiscal year ending August 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2007 as filed with the Securities and Exchange Commission on November 29, 2007. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. All amounts referenced below are stated in thousands except shares and per share amounts unless otherwise noted.

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of equipment and improvements, reserves for accounts receivable and inventory, allocation of purchase price for acquisitions, impairment of intangible assets, valuation of derivatives, deferred tax accounts, fair value of equity instruments issued, and sales returns.

Nature of Business

Organization:

The Company was formed on March 1, 1985 as a Utah corporation. In August, 2002, the Company acquired Titan West in a merger transaction with a subsidiary of the Company. Prior to this merger, the Company had no active business operations. On November 4, 2005, the name of the corporation was changed from Ventures-National Incorporated to its present name.

Nature of Operations:

The Company operates in four market segments - (i) Titan Communications, (ii) Titan Electronics and Homeland Security (iii) Titan Global Energy Group, and (iv) Titan Global Brands.

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

Subsequent to the three months ended November 30, 2007, the Company’s communications division experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such the Company evaluated the division’s goodwill and other intangible assets for impairment based on changes in the business model. Based on the determination of management, the Company impaired the goodwill and certain intangible assets of Oblio.

Simultaneously, the Company determined to cease the distribution of code division multiple access “CDMA” prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Accordingly, the Company incurred an impairment charge for $14,572 of goodwill and intangible assets related to the Oblio and Titan Wireless.

Subsequent to the quarter ended November 30, 2007, the Company created Titan Communications, Inc. (“Titan Communications”) to further its strategic endeavors in the prepaid international long distance marketplace, and began exploring new relationships outside Oblio’s traditional distribution and supply channels.

Electronics and Homeland Security Segment

The Company, through its Titan East, Titan West, and Titan Nexus subsidiaries, manufactures printed circuit boards for quick-turn, prototype market and the defense supplier markets. The Company’s printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. The Company's time sensitive and high quality manufacturing services enable its customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Additionally, Titan East serves military and defense industry customers that are regulated to purchase printed circuit boards from companies that hold certain certifications from the United States Department of Defense. Titan PCB East currently has military certifications 31032 and 55110.

Energy Segment

The Company, through its Appalachian Oil subsidiary (see additional discussion in Note 2), operates and distributes petroleum to 56 convenience store locations in Tennessee, Kentucky and Virginia. Appco is also a regional petroleum company that operates an extensive petroleum product distribution network that is comprised of 160 dealers in the southeastern United States.

Global Brands Segment

The Company, through its USA Detergents (“USAD”) subsidiary (see additional discussion in Note 2) is headquartered in North Brunswick, New Jersey and is a manufacturer and distributor of value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates. As discussed in Note 14, the Company determined that it was not feasible to fund the operations of USAD and is no longer operating this subsidiary.

In connection with the formation of our global brands division and the related acquisition of USA Detergents on October 16, 2007, goodwill in the amount of $6,569 was established as of the acquisition date as part of the purchase price allocation. Following November 30, 2007, the Company evaluated the working capital requirements of its USA Detergents subsidiary. During the due diligence phase of the acquisition of USAD and prior to acquisition, the Company made certain assumptions regarding the working capital necessary to revitalize the core business of USAD. During the execution phase of the post-acquisition reorganization plan, the Company was unable to successfully negotiate work out payment plans with key suppliers. As such, management determined to cease operations in its current structure. Accordingly, the Company incurred an impairment charge for $6,569 of goodwill related to the USA Detergent acquisition.

Liquidity:

As of November 30, 2007, the Company had a working capital deficit of $10,074, a shareholders’ deficit of $45,691 and an accumulated deficit of $75,173. The Company generated revenues of $122,307, incurred a net loss of $24,473, and used cash in operations of $8,758 for the three months ended November 30, 2007. The Company is also past due on a significant amount of trade payables and is not making payments on certain outstanding debt because of its current cash flow problems.

The Company’s principal sources of liquidity are the existing cash, cash equivalents, cash generated from operations, and cash available from borrowings under the revolving credit facility. The Company may also generate liquidity from offerings of debt and/or equity in the capital markets. As of November 30, 2007, the Company had a total of $6,910 in unrestricted cash and cash equivalents. As of November 30, 2007, the Company also had restricted cash and cash equivalents and short-term investments of $5,000 that included funds set aside and pledged to secure a term loan obtained to facilitate the Appco acquisition.

Subsequent to November 30, 2007, the Company has made material changes to its operations in the communications and global brands division in an effort to decrease the cash flow used in operations. The Company has reduced its labor force in the operations in Richardson, TX; Hiawatha, Iowa; and North Brunswick, New Jersey and implemented severe cost reduction strategies in those operations. The intent of the changes is to reduce the negative operating cash flow of these segments and our business as we redefine those operations through new business ventures, modified operating structures, sale to a third party, or liquidation. In the instances where business liquidation is considered necessary by management, our senior lender will in most cases receive the majority of the proceeds from liquidation. While the trade accounts payable and related accrued expenses for these operations have been recorded at the full amount of the amounts owed. Management anticipates that many of the unsecured creditors will not receive the full amount balances owed as recorded in the financial statements as of November 30, 2007. Given the recent cost containment measures implemented subsequent to the November 30, 2007, management believes that our existing cash and investments, liquidity available under our revolving credit facility, ability to raise capital from the equity markets and cash flows from our remaining operations, namely the Energy segment, will be sufficient to meet our operating and capital requirements through at least the next twelve months. However, if we are not successful in continuing to reduce our costs and improve our related cash flows, it may be necessary to raise additional capital that may be dilutive to existing shareholders.

 Note 2 - Acquisitions

Acquisition of Appalachian Oil Company

The Company formed Titan Global Energy Group to acquire and manage complementary energy sector assets. On September 17, 2007, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Appalachian Oil Company, Inc. (“Appco”), a corporation formed under the laws of Tennessee, from the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. The Company’s results of operations for the three months ended November 30, 2007 include Appco’s results from the purchase date to the end of the reporting period. The purchase price paid for the shares under the Appco stock purchase agreement, as amended, was $30,000 in cash, of which $1,000 will be escrowed for 18 months following the closing of the acquisition in order to secure the Company’s potential claims against the Appco sellers for any breach of their representations, warranties and covenants under the stock purchase agreement. In addition, the Company incurred $1,947 in closing costs related to the acquisition.

Appco is headquartered in Blountville, Tennessee and is primarily engaged in the distribution of petroleum fuels in eastern Tennessee, southwestern Virginia, eastern Kentucky, western North Carolina and southern West Virginia and in the operation of retail convenience stores in some of those regions. Appco is a part of the Titan Energy division.

The acquisition was accounted for as a purchase. The purchase price allocated to the acquired assets and assumed liabilities were determined using management estimates based on a model developed by a professional valuation group. Management used the income approach in valuing the definite lived intangible assets. The Company has allocated the purchase price as follows:

Cash	$5,719
Investment securities	2,597
Accounts receivable	5,545
Inventory	7,888
Real estate and fixed assets	27,434
Definte lived intangible assets	900
Goodwill	7,666
Indefinite-lived intangible assets	2,100
Other assets	681
Accounts payable	(16,969)
Notes payable	(9,177)
Other liabilities	(2,437)
Purchase price	$31,947

The sources of funding for the purchase price were as follows:

Cash	$2,092
Investment securities	2,481
Greystone revolving debt facility	14,909
Yorkville Advisors proceeds from sale of real estate	15,000
Greystone term loan	5,000
Accounts payable	750
Retirement of notes payable	(8,285)
Purchase price	$31,947

Sale and Leaseback of Real Estate

Immediately following the closing of the acquisition of Appco on September 17, 2007, Appco and its wholly owned subsidiary Appco-KY, Inc. (“Appco-KY”) entered into a purchase and sale agreement with YA Landholdings, LLC and YA Landholdings 7, LLC pursuant to which Appco and Appco-KY sold certain property located in Kentucky, Tennessee and Virginia for $15,000 in cash. The proceeds were utilized to fund a portion of the acquisition cost of Appco. Certain properties were then leased back to Appco by YA Landholdings, LLC for a term of 20 years pursuant to the terms of a Land and Building Lease Agreement. The Land and Building Lease Agreement also contains four (4) five (5) year options to extend the term of the lease to a maximum of 40 years. The annual lease payment during each of the first five years of the term of the lease is $1,650. There was no gain or loss recorded associated with this transaction.

Acquisition of USA Detergents

The Company formed Titan Global Brands Division to integrate, protect and expand brand management capabilities and to identify and purchase other consumer product brands that can leverage and optimize growth from the Company's distribution channels. On October 16, 2007, the Company exercised its option to acquire 80% of the issued and outstanding capital of USA Detergents, Inc. (“USAD”) in exchange for one dollar pursuant to the Stock Purchase Agreement dated July 30, 2007 by and among the Company, USAD and USAD Metro Holdings, LLC, as amended. The Company’s results of operations for the three months ended November 30, 2007 include USAD’s results from the date the Company exercised its option to the end of the reporting period. See additional discussion in Note 15.

USAD is headquartered in North Brunswick, New Jersey and is a manufacturer and distributor of value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates.

The acquisition was accounted for as a purchase. The purchase price allocated to the acquired assets and assumed liabilities were determined using management estimates based on a model developed by a professional valuation group. Management used the income approach in valuing the definite lived intangible assets. The Company has allocated the purchase price as follows:

Cash	$6
Accounts receivable	4,367
Inventory	4,650
Property, plant and equipment	2,145
Definte lived intangible assets	2,560
Goodwill	6,569
Other assets	1,317
Accounts payable	(10,161)
Notes payable	(1,300)
Revolving credit facility	(10,153)
Purchase price	$-

Proforma Operating Results

Unaudited proforma operating results for the Company assuming the acquisition of Appco and USAD had occurred at the beginning of the period presented below. Nexus Nano (discussed below) had revenues of less than $7,000 for its year ended December 31, 2006. Nexus Nano’s proforma operating results are not included due to immateriality.

	Three months ended
	11/30/2007	11/30/2006
Net Sales	$143,082	$146,405
Net loss applicable to common shareholders	(25,479)	(7,189)
Net loss applicable to common shareholders per share:
Basic and diluted earnings per common share	$(0.50)	$(0.15)

Acquisition of Secured Convertible Debt of Nexus Nano Electronics and Subsequent Surrender of Assets

On November 2, 2007, Titan Nexus, Inc. (“Titan Nexus”), an indirect subsidiary of the Company, entered into a limited recourse assignment (the “Assignment”) with YA Global Investments, L.P. (“YA Global”). Pursuant to the Assignment, Titan Nexus was assigned all rights, title and interest to YA Global’s secured convertible debt position in Nexus Nano Electronics, Inc. (“Nexus Nano”), in the aggregate amount of $11,245, including principal and interest. The obligations are secured by all of Nexus Nano’s assets.

In consideration for the Assignment (i) the Company issued YA Global 2,000,000 shares of common stock, valued at $2.00 per share, the price of the stock at the time of the closing, and (ii) Titan West, a direct subsidiary of the Company, issued YA Global 103,503 shares of Titan PCB West series A convertible preferred stock valued at $7,245.

On November 5, 2007, the Company formed Titan Electronics Group (“Titan EG”). Titan EG is currently a division of the Company and is a wholly owned subsidiary. Titan Nexus, along with the Company’s legacy subsidiaries, Titan East and Titan West are now a part of the Titan EG. The Company anticipates that this entity will be divested and spun off into a separate entity via a stock dividend in FY 2008.

On November 30, 2007, Titan Nexus completed the final step in the acquisition of the assets of Nexus Nano, a manufacturer of custom circuit boards for aerospace, defense and other industries. The surrender of assets was completed by agreement between Nexus Nano as debtor and Titan as creditor. The fair value of the surrendered assets is presented below:

Cash	$3
Accounts receivable	338
Inventory	1,173
Fixed assets	1,533
Goodwill	8,571
Other assets	27
Accounts payable	(10)
Short term debt	(180)
Long term debt	(210)
Value of common and preferred stock issued	$11,245

Note 3 - Recent Accounting Pronouncements

SFAS No. 141(R)

SFAS No. 141(R) - In December 2007, the FASB issued FASB 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

Note 4 - Loss per Common Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares during the period. Diluted net income or loss per share is computed by dividing the net income or loss available to common shareholders for the period by the total number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the three months ended November 30, 2007 consisted of employee options/warrants to purchase 1,492,500 common shares, warrants to purchase 12,230,000 common shares, debentures convertible into 1,628,409 common shares and preferred stock convertible into 3,184,738 common shares) are not considered in the computations as they are anti-dilutive. During the period when they would be anti-dilutive, common stock equivalents (which during the three months ended November 30, 2006 consisted of options to purchase 1,245,000 common shares, warrants to purchase 10,200,000 common shares, and preferred stock convertible into 6,054,500 common shares) are not considered in the computations as they are anti-dilutive.

Note 5 - Inventory

Inventory consisted of the following at November 30, 2007:

Raw materials and finished subassemblies	$3,808
Work in process	1,276
Finished goods	14,852
19,936
Less inventory reserves	(3,886)
Total	$16,050

At November 30, 2007, the reserve for obsolescence was $3,886. This reserve is principally related to raw material inventory in the Electronics and Homeland Security division and finished goods inventory obsolescence in the Communications and Global Brands divisions.

Note 6 - Greystone Business Credit

Communications and Electronics and Homeland Security Divisions

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

The senior term loans bear interest at a rate of 6%, plus the prime interest rate, provided that such rate is reduced by .5% for each reduction of principal by $1,000. The senior term loans were to be paid off in 48 equal installments of $135 per month which will result in repayment of the principal. At November 30, 2007, the Term Loan A had an interest rate of 9% and Term Loan B had an interest rate of 6%.

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

On September 17, 2007, the Company entered into Amendment #5 with Greystone. Through the amendment, Greystone consented to the debt issuance in favor of YA Global Investments, L.P. of $6,000 and agreed to a Term Loan C advance of $5,000. This three-year note carries an annual interest rate of 1.5% in excess of the prime interest rate and is fully collateralized with $5,000 of cash held in a restricted account. The entire balance of Term Loan C is due and payable on the maturity date of the loan.

On October 17, 2007, the Company entered into Amendment #6 with Greystone. Through the amendment, Greystone consented to the formation of Titan Card Services, Inc.

On October 16, 2007, the Company entered into Amendment #7 with Greystone. Through the amendment, Greystone reduced the amount of the permanent reserve to $0 and agreed to increase the permanent reserve by $16 each month up to a maximum amount of $750. In addition, the repayment schedule was modified for Term Loan B to $43 per month.

On November 30, 2007 the Company entered into Amendment #8 with Greystone. The amendment decreased the interest rate on Term Loan C from 1.5% above the prime rate to 0.75% per annum.

As of November 30, 2007, Term Loans A and B are recorded at $2,241 as debt related to the note (net of $410 discount) and the revolver has a balance of $17,538 with an excess availability of $262 based on loan limits and an excess available credit of $0 based on actual borrowing capacity. Interest rates on the revolver were 12.5% on $13,343 and 9% on $4,195.

Debt Covenant Restrictions Related to Communications and Electronics and Homeland Security Debts

Maximum Cumulative Net Loss:	$1,000 on a cumulative basis for the period from September 1, 2006 through the end of the Term

Maximum Leverage Ratio:	Not applicable

Limitation on Purchase Money Security Interests:	$1,000

Limitation on Equipment Leases:	$1,000

Additional Financial Covenants:	None

The Company has met all covenant terms except the maximum cumulative net loss. The Company experienced a large cumulative loss in fiscal year 2007 related to several non-cash factors. The Company has received a written waiver from Greystone related to this covenant through August 31, 2008. No penalties have been assessed related to this violation.

Energy Division

On September 17, 2007, the Company acquired Appco. As part of the acquisition, the Company entered into a credit facility including a revolving line of credit in the maximum amount of $20,000 less the outstanding balance under Term Notes A, B and C under the Loan and Security Agreement dated as of December 29, 2006 (see above). The credit facility also includes term loans of up to $5,200. An aggregate of approximately $14,909 was advanced in the quarter under the loan and credit facility related to the initial Appco acquisition. Advances will be based upon (i) 90% of eligible accounts receivable, and (ii) the sum of up to 45% of eligible convenience store inventory plus up to 75% of eligible fuel inventory. The borrower is required to have a minimum outstanding balance of $10,000. The revolving credit facility and the term loans bear interest at a rate of 1.5%, plus the prime interest rate. A loan servicing fee of .25% is payable each month based on the average daily outstanding balance outstanding under the revolving facility and the term loans. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year, which is reduced to 0.50% if termination occurs in the second year and 0.25% if terminated thereafter. The borrower will also be assessed credit accommodation fees of 2% of the face amount of the letter of credit for up to 60 days and 1% of the face amount of such letter of credit for each 30 day period thereafter. The loan and line of credit is due September 16, 2012.

The Company issued Greystone a warrant to purchase 500,000 shares of common stock at a price of $2.00 per share, exercisable for a period of five years. Titan is obligated to register the common stock underlying the warrant within 6 months of the closing. The warrants had a value of $627 at November 30, 2007.

At November 30, 2007 the revolver had an outstanding balance of $11,969 and the term notes had a balance of $1,777 (net of discount of $751) and an excess availability of $5,503 based on loan limits and an excess available credit of $5,503 based on actual borrowing capacity. The interest rates on the Revolver and term loans were 9% at November 30, 2007.

Global Brands Division

On October 16, 2007 the Company assumed a note as a result of an acquisition. The note was held by Greystone and had an issue date of December 27, 2006 in the amount of a $10,000 line of credit which will mature on January 1, 2010. The line of credit includes $500 for equipment advances. Advances on the revolver are based on a formula related to certain levels of eligible accounts receivable and inventory (as defined in the agreement). The agreement has a term of three years with automatic three years extensions unless either party gives notice to the other of its intention to terminate the agreement.

Advances under the equipment advance facility are repayable in 84 monthly installments of principal and interest commencing February 1, 2007; however, such indebtedness, if any, will become due and payable on the earlier of (a) repayment of all revolver advances and the termination of any commitment by Greystone to make revolver advances under the agreement, and (b) the agreement maturity date. All advances bear interest at the prime rate plus 1% per annum.

The Company also assumed 4 term notes designated A, B, C, & D which have an interest rate of 8.50%. As of November 30, 2007 the revolver has an outstanding balance of $6,581 and the term notes have a balance of $3,735. The monthly principal payment for Term Loan A, B, C, & D is $72. As collateral for advances under the credit facility, the Company has granted Greystone a security interest in all of its assets. The revolver and lines have an excess availability of $13,770 based on loan limits and an excess available credit of $7,270 based on actual borrowing capacity. The interest rates on the Revolver and term loans are 8.5%.

Note 7 - YA Global

On September 17, 2007, the Company executed a secured convertible debenture in the principal amount of $6,000, all of which was advanced immediately. The Company pledged all of its assets and rights to secure this debenture subordinate to Greystone. Interest on the Debenture accrues at 10% per annum. The Debenture is convertible at the option of the holder into shares of common stock of Titan at a price of $2.25 per share. The Debenture matures on September 17, 2010. Beginning on May 1, 2008 and continuing on the first business day of each successive month, the Company will make payments by converting such installment payment into shares of common stock provided certain equity conditions are met. The conversion price is equal to the lower of (i) $2.25 per share, or (ii) 90% of the lowest daily volume weighted average price of the common stock during the 15 consecutive trading days immediately preceding the conversion date. The Company may also at its option choose to redeem a portion or all of the installment payment by paying such amounts in cash plus a redemption premium of 10%. The Company may defer the payment of any installment payment to the maturity date if the volume weighted average price of the common stock equals 110% of the applicable conversion price for the consecutive 5 trading days prior to the notice due date for the applicable installment payment. Each installment amount shall be equal to all accrued and unpaid interest, plus the lesser of (a) the product of (i) $200 multiplied by a fraction of which the numerator is the original principal amount and the denominator of which is the aggregate purchase price paid under the Purchase Agreement and (b) the principal amount of the Debenture on the installment payment date.

The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the maturity date at a premium of 10% provided that (i) the Volume Weighted Average Price (VWAP) of Titan’s Common Stock is less than the conversion price of $2.25; (ii) no event of default has occurred and (iii) the underlying Registration Statement is effective.

The Company also issued YA Global warrants to purchase 525,000 shares of common stock at a price of $2.47 per share and 525,000 shares of common stock at a price of $2.81 per share, exercisable for a period of five years. Titan is obligated to register the common stock underlying the warrant within 90 days of the closing. The warrants had a value of $1,262 at November 30, 2007. The Company has not yet registered the common stock underlying the warrants. The Company has received a waiver from YA Global related to this deficiency. No penalties have been assessed related to this violation.

The note was issued with a beneficial conversion feature. At issuance, the note was recorded at $1,831 with an associated discount of $4,169. The discount will be amortized over the 36 month term of the note. At November 30, 2007, the note had a recorded balance of $1,902 with an associated unrecognized discount of $4,098.

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

On the same date, pursuant to the amendment, F&L agreed to extend the maturity date of the notes to March 31, 2009, and increase the interest rate to 5% per annum. Oblio will make monthly payments of $179, commencing January 31, 2007. In connection with the amendment, the Company issued 250,000 shares of common stock valued at $253 to F&L LLP. In addition, the Company agreed to guaranty the payment to be made by Oblio. No payments have been made since July 2007 and the Company is currently being sued by F&L, as discussed in Note 19.

In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as long-term liability as well as the accrued dividends. Additionally, due to the potential variability of the Conversion Price as discussed above, the Company is required to record the embedded conversion feature of the Series A Preferred as a liability at fair value and to re-measure that value each reporting period with changes being charged to operations.

As of November 30, 2007, the Company has recorded $3,501 as debt related to the note (net of $69 discount) and $4,777 related to the preferred stock (which includes $277 in accrued dividends).

Note 9 - Deferred Purchase Consideration

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

As discussed in Note 15, the Company determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company impaired the goodwill and intangible assets related to Ready Mobile asset purchase. This impairment was offset by a reduction of the Deferred Purchase Consideration. As of November 30, 2007, the Company has $267 remaining in the accrual for deferred purchase consideration. On January 25, 2008, the remaining assets of Titan Wireless were sold (see additional discussion in Note 21).

Note 10 - Titan PCB West Convertible Preferred Stock

Titan West, a direct subsidiary of the Company and the parent company of Titan Nexus, issued YA Global 103,503 shares of its series A convertible preferred stock (“Titan West Preferred Stock”), which contains the following provisions:

• upon any dissolution, liquidation, winding-up or change of control of Titan West, the Titan West Preferred Stock has a liquidation value of $70 per share, or an aggregate of $7,245;

• The Titan West Preferred Stock is convertible into shares of Titan West common stock and initially each share converts into 70 shares of common stock. At such time as the common stock commences trading, the conversion ratio shall be amended to the product of the stated value, divided by the lower of (i) the value weighted average price VWAP of the Titan West common stock for the first 30 trading days, (ii) the VWAP value weighted average price for the Titan West common stock for the 20 trading days ending on the date which is one year after the initial trading date, or (iii) 85% of the lowest volume weighted average price during the 20 trading days immediately preceding the conversion date; provided that in no event shall such amount be less than the figure obtained by dividing $2,000 by the number of shares of common stock of Titan West outstanding on a fully diluted basis, not including shares issuable to YA Global or their assignee. The Titan West Preferred Stock contains customary value weighted anti-dilutions provisions. Holders of Titan West Preferred Stock may not convert into shares of Titan West common stock which would result in the holder owning more than 4.99% of the then outstanding shares of common stock, except on 65 days’ prior notice;

• The Titan West Preferred Stock votes together with the Titan West common stock and has the same number of votes as the number of shares of common stock into which the shares are convertible;

• Titan West has the right to redeem the Titan West Preferred Stock on 30 days notice at any time in cash equal to the stated value of the shares being redeemed; and

• In the event at any time after the date which is 18 months from the issuance date of the shares of Series A Preferred Stock, the Holder has the right to put the shares to Titan West solely in the event (i) Titan West has not acquired materially all of the assets of Nexus Nano, and (ii) the Titan West common stock is not then trading. The redemption price equals the stated value.

In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as a long-term liability at face value. The underlying stock for the conversion option is not traded.

Note 11 - Long Term Debt

Long term debt consists of:

Issue	Expiration		Outstanding at
Date	Date	Instrument	11/30/2007
08/12/2005	03/31/2009	$4,823 Seller Financed Debt	$3,570
12/29/2006	02/01/2011	$18,000 Secured Revolving Note	17,538
12/29/2006	02/01/2011	$7,608 Term Notes	2,651
04/09/2007	04/08/2010	Deferred Purchase Consideration	267
09/17/2007	09/17/2012	$20,000 Secured Revolving Note	11,969
09/17/2007	09/17/2012	$5,200 Term Notes	2,528
09/17/2007	09/17/2010	$6,000 Convertible Debentures	6,000
09/17/2007	09/17/2010	$5,000 Term Note C	5,000
10/16/2007	01/01/2010	$10,000 Secured Revolving Note	6,581
10/16/2007	01/01/2010	$4,087 Term Notes	3,735
11/30/2007	08/31/2010	Other	330
Total debt			60,169
Less discount from warrants and derivatives			(5,328)
Total carrying value of debt			54,841
Less current portion of long-term debt			(4,495)
Total long term debt			$50,346

Long term debt repayments are due as follows:

Fiscal Year	F&L Note	YA Global	Deferred Purchase Consideration	Other	Greystone Revolvers	Greystone Term Debt	Total Long Term Debt
2008	$2,147	$-	$-	$120	$-	$2,228	$4,495
2009	1,423	-	-	120	-	-	1,543
2010	-	-	267	90	6,581	-	6,938
2011	-	6,000	-	-	17,538	2,866	26,404
2012	-	-	-	-	-	6,922	6,922
2013	-	-	-	-	11,969	1,898	13,867
	$3,570	$6,000	$267	$330	$36,088	$13,914	$60,169

Note 12 - Derivative Financial Instrument Liability

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

At each reporting date, the Company estimates the fair values of all derivatives and changes in the fair value are charged to operations. For embedded and free standing derivatives valued using the Black-Scholes option pricing model the following assumptions were used: (1) contractual term of 3 to 7 years; (2) volatility of 115%, (3) risk free interest rates between 4.11% and 4.70% and (4) dividend rate of 0%.

The fair value of the individual short and long-term embedded and free standing derivatives at November 30, 2007 is as follows:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Fair Value at 11/30/2007
09/17/2007	09/17/2012	Long-Term fair value of conversion feature of Convertible Debenture		$667
Long-Term Embedded Derivatives				667

03/24/2006	03/24/2013	6,750,000 Warrants	$0.23	10,060
10/12/2006	10/12/2011	250,000 Warrants	$1.00	323
10/12/2006	10/12/2011	250,000 Warrants	$1.10	319
12/29/2006	12/29/2011	500,000 Warrants	$1.00	656
09/17/2007	09/17/2012	500,000 Warrants	$2.00	627
09/17/2007	09/17/2012	525,000 Warrants	$2.47	638
09/17/2007	09/17/2012	525,000 Warrants	$2.81	624
Total Long-Term Freestanding Derivatives				13,247

08/12/2005	03/31/2009	Long-Term fair value of conversion feature of Oblio Series A Preferred Stock	$1.50	1,659
Total Embedded and Free Standing Derivative Liabilities				$15,573

Note 13 - Related Party Notes Payable

On September 28, 2007, the Company entered into a 6.5% promissory note with Frank Crivello, managing partner of the Crivello Group (a majority shareholder). The maturity date of the note is March 28, 2008. As of November 30, 2007, the outstanding balance of the note payable was $250.

Note 14 - Short-term Notes Payable

The Company has entered into 12 month financing agreements with several vendors to purchase fixed assets for its electronics and homeland security division. As of November 30, 2007, the Company has recorded $261 related to these short-term notes payable.

As discussed in Note 2, the Company assumed certain short-term notes payables in the acquisitions of USAD and the surrender of assets of Titan Nexus. As of November 30, 2007, the Company has recorded $1,309 related to these short-term notes payable.

Note 15 - Impairment of Goodwill and Intangible Assets

Subsequent to the three months ended November 30, 2007, the Company’s communications division experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As a result, the Company ceased doing business as Oblio in the prepaid international long distance market and as such the Company evaluated the division’s goodwill and other intangible assets for impairment based on changes in the business model. Based on the determination of management, the Company fully impaired the goodwill and all of the intangible assets of Oblio with the exception of the trade names. Management determined to retain the trade names associated with Oblio and to continue to market them under Titan Communications.

Simultaneously, the Company determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Accordingly, the Company incurred an impairment charge for $14,572 of goodwill and intangible assets related to the Oblio and Titan Wireless.

In connection with the formation of our global brands division and related acquisition of USA Detergents on October 16, 2007, goodwill in the amount of $6,569 was established as of the acquisition date as part of the purchase price allocation. Following November 30, 2007, the Company evaluated the working capital requirements of its USA Detergents subsidiary. During the due diligence phase of the acquisition of USAD and prior to acquisition, the Company made certain assumptions regarding the working capital necessary to revitalize the core business of USAD. During the execution phase of the post-acquisition reorganization plan, the Company was unable to successfully negotiate work out payment plans with key suppliers. As such, management determined to cease operations in its current structure. Accordingly, the Company incurred an impairment charge for $6,569 of goodwill related to the USA Detergent acquisition.

Note 16 - Stock Options and Stock Based Compensation

As of November 30, 2007, the Company has approved the 2002 Stock Option Plan and Directors Stock Plan. In addition to this plan, the Board of Directors has authorized the issuance of warrants to executive officers as additional compensation. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.

Employee stock option activity is summarized as follows:

Three Months Ended
11/30/2007
Outstanding, September 1, 2007	1,582,500
Granted	-
Exercised	-
Forfeited/Expired	(90,000)
Outstanding, November 30, 2007	1,492,500

Non-vested, September 1, 2007	250,000
Grants	-
Vested	(125,000)
Forfeitures	-
Non-vested, November 30, 2007	125,000

Average exercise price per share:
Outstanding, September 1, 2007	$0.69
Granted	$-
Forfeited/expired	$(0.92)
Outstanding, November 30, 2007	$0.84
Exercisable	$0.84
Non Vested, September 1, 2007	$1.11
Non Vested, November 30, 2007	$1.23

Weighted-average grant date fair value:
Non Vested, September 1, 2007	$0.86
Grants	$-
Vested	$0.69
Forfeited	$0.37
Non Vested, November 30, 2007	$1.03

Weighted-average remaining term of outstanding options and warrants	3.01 years
Weighted-average remaining term of exercisable options and warrants	2.99 years

As of November 30, 2007, there was $86 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.40 years.

Note 17 - Universal Service Fund Refund

In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC, the Universal Service Funds (“USF”). The Company is currently exempt from remitting USF contributions on the vast majority of its revenues in the prepaid international long distance calling card portion of our communications division due to the Limited International Revenue Exemption (LIRE) whereby in excess of 88% of the originated calls are terminated internationally. On March 18, 2007 Oblio entered into a settlement and release agreement for USF charges included in billings in 2006 and 2007 with Sprint Communications Company, L.P. These amounts were recorded as USF recoverable as of August 31, 2007. In the three months ended November 30, 2007, Oblio determined that no further USF credits were recoverable and wrote off the remaining $1,402 of USF recoverable to cost of sales.

Note 18 - Treasury Stock

On May 9, 2007, the Company’s Board of Directors approved a 4,000,000 share open market buyback program. The Board cited its attractive share price, as well as, reported record financial revenue results and strategic progress from its various business units in making this decision. As of November 30, 2007, the Company had re-purchased 1,062,157 shares for $1,452 including transaction costs under the repurchase program. The Company also repurchased 50,000 shares of employee stock options for $55.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/09/07 08/31/07	1,087,307	$1.35	1,037,307	2,962,693
09/01/07 11/30/07	24,850	1.62	24,850	2,937,843
Total	1,112,157	$1.35	1,062,157	2,937,843

Note 19 - Litigation

AT&T

On December 5, 2006, the Company filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). The Company was seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for USF charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. The fees paid to AT&T for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other Federal Communications Commission (the “FCC”) charges. AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s argument that its Prepaid Card Service was exempt under the law.

In February 2005, the FCC issued an order that made it clear that AT&T is required to pay USF charges on its Prepaid Card Service, a large percentage of which was resold to the public through Oblio. The order required AT&T and all companies providing calling card services similar to those described in the order to file new or revised Form 499s to properly report revenues consistent with the Order’s findings.

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

On April 16, 2007, Oblio filed a Petition for Declaratory Relief with the FCC requesting that the FCC find that AT&T’s refusal to honor Oblio’s proof of exemption from USF pass-through charges and request for a refund of collected USF charges are unreasonable practices and unjustly discriminatory in violation of Sections 201(b) and 202(a) of the Communications Act.  Oblio thereafter filed a motion to stay the arbitration pending the FCC’s determination of Oblio’s Petition for Declaratory Ruling.  On May 4, 2007, the arbitrator stayed Oblio’s claims, but ordered that AT&T’s counterclaims, discussed below, could proceed.  On June 19, 2007, the FCC issued a Public Notice seeking public comment on Oblio’s Petition for Declaratory Ruling by interested parties on or before July 19, 2007.

In the arbitration, AT&T maintained that it did not charge Oblio USF fees, and if it did, Oblio was not owed any refund of USF amounts embedded in the amounts charged by AT&T to Oblio from 1999 to October 2006.  AT&T also filed a counterclaim in the arbitration against Oblio seeking payment for $7,200 plus interest for prepaid phone cards purchased by Oblio.  In the arbitration, Oblio admitted that it has not paid AT&T the amount sought by AT&T.  However, Oblio asserted that the amounts claimed by AT&T are completely offset and excused by the USF amounts claimed by Oblio.

On October 12, 2007, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with AT&T, effective as of October 11, 2007. Prior to the Settlement Agreement, Oblio had refused to pay AT&T for previously delivered services in response to AT&T’s refusal to honor Oblio’s request for a refund of certain Universal Service Fund pass through charges which Oblio had alleged that it paid previously to AT&T. Pursuant to the Settlement Agreement, AT&T agreed to waive and discharge its right to receive $7,200 and Oblio issued a promissory note for the payment of the balance of $600 in interest to AT&T in full settlement of the Partial Final Award issued in the arbitration proceeding on the counter claims brought by AT&T against Oblio and in full settlement of the Oblio’s Universal Service Fund claim against AT&T. As Oblio had already recorded its liability in its accounts payable, the $6,600 net proceeds were used to offset the accounts payable and therefore reduce the cost of sales during the current quarter.

Oblio has remitted $200 to AT&T in compliance with the Settlement Agreement as of November 30, 2007. Additionally, the Company has recorded $400 as a liability to AT&T as of November 30, 2007 for the remainder of the amounts due AT&T per the Settlement Agreement.

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

As of November 30, 2007, the Company has fully reserved and allowed for the $2,199 in accounts receivable from Clifton. The Company has recorded no other amounts related to this suit.

LEVEL 3 COMMUNICATIONS, LLC

On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at November 30, 2007.

F&L, LLP

On November 27, 2007, the Company was notified, via a process server, that it was being sued by F&L, LLP (“F&L”) in the District Court of Dallas County, Texas 160th Judicial District. F&L is seeking the Company to perform on its guarantee of notes payable from Oblio to F&L. Principal amounts due to F&L, LLP as of November 30, 2007 is $3,570. This action is currently pending. The Company has recorded the amounts due as a liability as of November 30, 2007. Oblio has recorded accrued interest of $365 related to this obligation.

LATIN AMERICAN VOIP, INC

On December 26, 2007, the Company’s subsidiaries, Oblio and Starttalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”). Latin American VOIP is seeking $518 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable as of November 30, 2007.

STX COMMUNICATIONS, INC

On January 16, 2008, STX Communications, LLC d.b.a. STX Phone Cards (“STX”) sought a Temporary Restraining Order (“TRO”) in the 14th Judicial District Court of Dallas, County, Texas against the Company’s subsidiary Oblio. The TRO immediately restrained Oblio from suspending its network support for any pre-paid phone card supplied by Oblio to STX and from taking any action to impair the network supporting any pre-paid phone card supplied by Oblio to STX. On January 23, 2008, the Company was notified by its attorneys that the TRO became effective and enforceable and that the Company was in violation of its TRO and was subject to sanctions for contempt of court. As of January 24, 2008, the Company has complied with the request and is no longer in violation of the order.

WESTERN PRINT & MAIL, LLC

On January 25, 2008, the Company’s subsidiary Titan Wireless was notified, via a process server, that it and Ready Mobile, LLC were being sued by Western Print & Mail, LLC (“Western”). Western is seeking $71 including late charges from Ready Mobile, LLC. Western is seeking $183 from Titan Wireless, which includes the $71 from Ready Mobile, LLC and $112 including late charges from Titan Wireless, for alleged unpaid invoices for services rendered in Iowa District Court for Linn County. This action is currently pending. The Company has accrued $103 of the amounts alleged to be due from Titan Wireless in its accounts payable at November 30, 2007. The Company has not accrued any amounts related to the charges incurred by Ready Mobile, LLC. As per the asset purchase agreement with Ready Mobile, LLC, this liability was not assumed and therefore is not a responsibility of the Company. In addition, the Titan Wireless liability was assumed by Boomerang Wireless, Inc. on January 25, 2008 with the sale of certain CMDA assets as discussed in Note 21.

OTHER LEGAL MATTERS

Subsequent to November 30, 2007, the Company’s subsidiary, Oblio, filed Motions for Writ of Garnishment against various customers for lack of payment for services rendered by Oblio. Motions for Writ of Garnishment have been issued for Touchtell Communications, Inc., Pactel Corporation, Detroit Phone Cards, and Diamond Phone Cards.

As of November 30, 2007, the Company has fully reserved and allowed (through its allowance for doubtful accounts $7,217 and its allowance for sales returns $3,581) $10,798 in accounts receivable recorded for the communications division matters referenced above including Clifton.

Note 20 - Segment Information

The Company considers itself in four distinct operating segments.

The Company, through its subsidiaries PCB West, PCB East, Titan Nexus, is a fabrication service provider of time sensitive, high tech, prototype and pre-production printed circuit boards, providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. The Company acquired certain assets of Titan Nexus on November 30, 2007. The Company considers this its electronics and homeland security business segment.

The Company, through its subsidiaries Oblio and Titan Wireless, is engaged in the creation, marketing, and distribution of prepaid telephone products for the wire line and wireless markets and other related activities. The Company acquired Oblio in a transaction that was completed on August 12, 2005. The Company through its subsidiary, Titan Wireless, acquired certain assets of Ready Mobile, LLC in a transaction that was completed May 11, 2007. The Company considers this its communications business segment.

The Company, through its Appco subsidiary, distributes petroleum fuels and operates retail convenience stores. Appco is a regional petroleum company that owns and operates an extensive petroleum product distribution network that is comprised of 160 dealers in the southeastern United States. Appco operates 56 convenience store locations in Tennessee, Kentucky and Virginia. The Company acquired Appco in a transaction that was completed September 17, 2007. The Company considers this its energy business segment.

The Company, through its USAD subsidiary headquartered in North Brunswick, New Jersey, manufactures and distributes value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates. The Company acquired USAD in a transaction that was completed October 16, 2007. The Company considers this its global brands business segment.

	Three Months Ended
	11/30/2007
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales:	6,781	22,328	90,015	3,183	-	122,307
Interest expense:	189	647	381	170	247	1,634
Net income (loss):	574	(18,668)	(435)	(7,699)	1,755	(24,473)
Impairment of intangibles:	-	14,572	-	6,569	-	21,141
Assets:	19,620	14,021	43,751	14,756	9,147	101,295
Accounts receivable, net:	4,784	7,605	9,680	4,176	-	26,245
Inventory, net	2,406	251	8,732	4,661	-	16,050
Equipment and improvements, net:	3,217	626	11,978	2,052	137	18,010
Depreciation expense:	180	69	547	62	12	870
Goodwill and indefinite lived intangible assets:	8,571	-	9,277	-	-	17,848
Definite lived intangible assets, net	-	4,633	831	2,496	-	7,960

	Three Months Ended
	11/30/2006
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales:	5,412	24,574	-	-	-	29,986
Interest expense:	152	654	-	-	-	806
Net Income (loss):	(5,174)	(59)	-	-	(628)	(5,861)
Assets:	6,135	47,985	-	-	135	54,255
Accounts receivable, net:	2,976	13,707	-	-	-	16,683
Inventory, net	965	974	-	-	-	1,939
Equipment and improvements, net:	1,772	345	-	-	-	2,117
Depreciation expense:	146	21	-	-	-	167
Goodwill and indefinite lived intangible assets:	-	4,448	-	-	-	4,448
Definite lived intangible assets, net:	-	20,096	-	-	-	20,096

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States.

Note 21 - Subsequent Events

TITAN APPAREL

On December 14, 2007, Titan Apparel, Inc. (“Titan Apparel”), a wholly owned subsidiary of Titan Global Holdings, Inc., acquired substantially all of the assets of Global Brand Marketing Inc (“Global”). Global, located in Santa Barbara, CA, owns the popular brands Dry-shod, No Mass, Mehandi and Funflopps. Global operates under the banner Global Feet and sells its footwear products in 130 countries worldwide. The purchase price of $6,057 was financed through a credit facility with Greystone Business Credit II L.L.C.

CDMA WIRELESS ASSETS

On January 25, 2008, the Company’s subsidiary, Titan Wireless RM, Inc completed a sale of certain assets for $1,000 and the assumption of certain liabilities to Boomerang Wireless, Inc. The Company received a Promissory Note from Boomerang for $1,000 bearing interest at the prime interest rate plus four percent. The Promissory Note is to be paid to the Company in four annual installments with interest in arrears beginning on December 31, 2008. The Company has obtained UCC-1 security interests in the accounts receivable, inventory, equipment and other assets of Boomerang as collateral to the Promissory Note. Boomerang also assumed certain liabilities of Titan Wireless RM, Inc as additional consideration to the Company. The Company retained its accounts receivable and retained its legacy wireless brand names Bravo Cellular and Picante Movil.

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

Overview

A detailed overview of our business and history is set forth in our Annual Report on Form 10-KSB for the year ended August 31, 2007, to which overview we make reference. All amounts excluding share and per share amounts referenced below are stated in thousands unless otherwise noted.

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

On October 16, 2007, the Company exercised its option to acquire 80% of the issued and outstanding capital of USA Detergents, Inc. (“USAD”) in exchange for one dollar pursuant to the Stock Purchase Agreement dated July 30, 2007 by and among the Company, USAD and USAD Metro Holdings, LLC, as amended.

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

On November 2, 2007, Titan Nexus, Inc. (“Titan Nexus”), an indirect subsidiary of Titan Global Holdings, Inc. (the “Company”), entered into a limited recourse assignment (the “Assignment”) with YA Global Investments, L.P. (“YA Global”). Pursuant to the Assignment, Titan Nexus was assigned all rights, title and interest to YA Global’s secured convertible debt position in Nexus Nano Electronics, Inc. (“Nexus Nano”), in the aggregate amount of $11,245, including principal and interest. The obligations are secured by all of Nexus Nano’s assets.

In consideration for the Assignment (i) Titan issued YA Global 2,000,000 shares of common stock, valued at $2.00 per share, the price of the stock at the time of the closing, and (ii) Titan PCB West, Inc. (“Titan West”), a direct subsidiary of the Company and the parent company of Titan Nexus, issued YA Global 103,503 shares of Titan PCB West series A convertible preferred stock.

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

On November 30, 2007, Titan Nexus completed the final step in the acquisition of the assets of Nexus Nano Electronics, Inc. ("Nexus"), a manufacturer of custom circuit boards for aerospace, defense and other industries. The surrender of assets was completed by agreement between Nexus as debtor and Titan as creditor.

On December 14, 2007, Titan Apparel, Inc. (“Titan Apparel”), a wholly owned subsidiary of Titan Global Holdings, Inc., acquired substantially all of the assets of Global Brand Marketing Inc (“Global”). Global, located in Santa Barbara, CA, owns the popular brands Dry-shod, No Mass, Mehandi and Funflopps. Global operates under the banner Global Feet and sells its footwear products in 130 countries worldwide. The purchase price of $6,057 was financed through a credit facility with Greystone Business Credit II L.L.C.

Business Overview

The Company is in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this Form 10-Q do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in its consolidated financial statements are costs based on the integration of the acquired companies and assets that comprise its operations. Accordingly, the Company believes that, at the Company's current stage of operations, period-to-period comparisons of results of operations are not meaningful.

The Company’s business strategy is to create shareholder value in each of its operating divisions, which include energy, communications, electronics and homeland security and consumer products. The Company may continue to evaluate acquisition, spin-off, and/or divestiture opportunities in its operating divisions. Additionally, the Company may pursue acquisition opportunities in new market segments.

The Company’s business strategy, by division, is to:

Titan Global Energy Group

Titan Global Energy Group was formed in the fourth quarter of fiscal year 2007. Titan Global Energy Group is a division engaged in the acquisition and management of complementary energy sector assets. On September 17, 2007 Titan Global Energy Group completed the acquisition of Appco. Appco, formed in 1923 and based in Blountville, Tennessee, is a regional petroleum company that owns and operates an extensive petroleum product distribution network that is comprised of 160 dealers in the southeastern United States. Appco operates 56 convenience store locations in Tennessee, Kentucky and Virginia. Appco has more than 550 employees and maintains long standing partnerships with strategic terminal operators and major oil companies.

Titan Global Energy Group’s business strategy is to:

•	Integrate the operations and distribution network of Appco.

•
Increase the integration of biofuel products through strategic agreements and acquisitions that will enhance core profitability at wholesale and retail distribution and environmental responsibility in the markets we serve.

•	Integrate vertically in the supply chain of purchasing petroleum.

•	Increase inside store margins and volume through alignment with strategic distribution partners, product placement and aggressive liquid fuel pricing.

Titan Communications Division

Titan Communications Division is comprised of prepaid international long distance distribution, international long distance network operations and prepaid wireless distribution. The Company started its Communications Division with the purchase of the assets of Oblio Telecom in August 2005. Oblio Telecom was comprised of a strategic relationship with a tier one communications provider and a distribution network of over 60,000 retail locations for prepaid international long distance products. Subsequent to the acquisition of Oblio Telecom, the Company expanded relationships to another strategic tier one provider, began international network operations through its subsidiary Starttalk, Inc, and purchased assets of Ready Mobile, LLC to expand its prepaid wireless distribution of CDMA handsets.

Titan Communications Division business strategy is to:

•	Evaluate the viability of the Company’s Oblio Telecom subsidiary and its distribution network.

•	Create new distribution opportunities for prepaid international long distance products through new channels to include point of sale activated products.

•	Enter strategic relationships with carriers and other entities to secure high quality, cost effective termination of international long distance traffic.

•	Enter strategic relationships with tier one strategic partners to distribute prepaid international long distance products.

•	Evaluate the viability of the Company’s distribution of prepaid CDMA handsets and wireless airtime.

•	Identify opportunities to leverage the Company’s distribution network and valued brands with other prepaid wireless offerings such as GSM handsets and airtime or SIM cards.

•	Offer other prepaid services (i.e. money transfer, prepaid debit/credit cards, etc.) through existing distribution channels to first and second generation Americans.

Subsequent to the quarter ended November 30, 2007, the Company created Titan Communications to further its strategic endeavors in the prepaid international long distance marketplace, and began exploring new relationships outside Oblio’s traditional distribution and supply channels.  Additionally, the Company no longer had strategic relationships with tier one partners for resale of prepaid international calling cards due to disputes over USF charges (see Note 17). Simultaneously the Company experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such, the Company evaluated goodwill and other assets for impairment based on changes in business model. Goodwill and other intangibles of $4,666 were expensed as impaired and the allowance for sales returns was increased to $3,552 and the allowance for uncollectible accounts receivable was increased to $7,194 for Oblio Telecom as of November 30, 2007.

Additionally, subsequent to quarter end, Titan Wireless, Inc (“Titan Wireless”), the Company’s wireless operating subsidiary, determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Goodwill associated with the purchase of Ready Mobile, LLC and the goodwill associated with the CDMA MVNO agreement in the amount of $9,906 was expensed as impaired as of November 30, 2007.  In addition, the remaining goodwill, definite and indefinite lived assets were written off against the contingent purchase price commitment established with the asset purchase from Ready Mobile, LLC. Titan Wireless has sold its CDMA wireless subscriber base and distribution network. Titan Wireless is concurrently seeking other strategic relationships to offer GSM handsets and airtime to its distribution channels, which would reduce capital costs per subscriber on an on-going basis.

Titan Electronics and Homeland Security Division

Titan’s Electronics and Homeland Security Division is comprised of Titan PCB East and Titan PCB West. These companies specialize in the manufacturing of advanced circuit boards and other high tech products for military and high-tech clients. On November 30, 2007, the Company completed its acquisition of Nexus Nano. Nexus Nano is a manufacturer of custom circuit boards for aerospace, defense and other industries.

Titan Electronics and Homeland Security Division business strategy is to:

•	Target potential customers and industries needing prototype boards with required turnaround times between 24 hours and the industry standard 10 days.

•
Aggressively market specialty manufacturing services for time sensitive, high-tech prototype and pre-production Rigid and HVR Flex PCBs to the high technology industry and cater to customers who need time sensitive delivery of low to medium production runs with high quality and superior design and customer service interface whether for production or research and development.

•	Expand the Company’s innovative “rep-centric” sales approach.

•	Seek continued geographic diversification of its customer base through its nationwide rep network.

•	Integrate operations of Nexus Nano Custom Electronics, Inc.

Titan Global Brands

Titan Global Brands was formed to integrate, protect and expand brand management capabilities and to identify and purchase other consumer product brands that can leverage and optimize growth from the Company's distribution channels. On October 17, 2007 the Company completed its acquisition of USA Detergents, Inc. (“USAD”). USAD currently distributes mixed truckloads of laundry, cleaner and candle brands at attractive prices and in unique merchandising configurations. By leveraging brand extensions and licensing agreements with consumer product conglomerates, USAD's brand extensions include Arm & Hammer, Aim, Close-up, Pepsodent, Betty Crocker, Snapple, Fabulous and Oxymax. Additionally, USAD owns tier one brands such as Country Air, Crystal Shine, Fine Care HS, Swiss Pine and Touch of Glass and USAD owns tier two brands such as Laundry Bright, Plumbers Aid, Power Scrub and Xtra Easy. USAD also owns 50% of net profits generated by the liquid cleaner portion of the Brillo brand. Subsequent to the three months ended November 30, 2007, the Company ceased its manufacturing operations for filling and packaging USAD liquid products. The Company is pursuing other alternatives for the operating assets of USAD which could include a sale or facility closure and subsequent liquidation. The Company is exploring opportunities to maximize the value of the brands by outsourcing filling and packaging of USAD brands, licensing USAD brands to other manufacturers, and other alternatives. See additional discussion in Note 15.

Subsequent to the quarter ended November 30, 2007, the Company, through its newly formed subsidiary Titan Apparel, Inc (“Titan Apparel”) acquired the assets of Global Brands Marketing, Inc. (“GBMI”). Titan Apparel, located in Santa Barbara, CA, owns the brands Dry-shod, No Mass, Mehandi and Funflopps. Titan Apparel operates under the banner Global Feet and, through its predecessor entity GBMI, sold its footwear products in 130 countries worldwide.

Titan Global Brands business unit strategy is to:

•	Integrate USAD brands into Company’s distribution network.

•	Evaluate the viability of USAD’s manufacturing facilities in New Jersey.

•	Evaluate other strategic partners to manufacture or license products for USAD’s valued brands.

•	Identify and integrate other extensions of Titan Global Brands portfolio of brands and intellectual property.

ACCOUNTING PRINCIPLES; ANTICIPATED EFFECT OF GROWTH

Below the Company describes a number of basic accounting principles which the Company employs in determining its recognition of revenues and expenses, as well as a brief description of the effects that the Company believes that its anticipated growth will have on its revenues and expenses in the future.

In our energy division, we recognize sales of petroleum and other items when the title passes to the customer. We recognize the gross amounts earned from sales to wholesale customers as revenues. Shipping and handling costs charged to customers are included in our sales. At November 30, 2007 we had $0 allowance for returns and an allowance for doubtful accounts of $90. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

Sales in our energy division are subject to volatility based on trading prices of petroleum and the competitive forces in our markets. We expect sales to continue to remain constant in fiscal year 2008 subject to changes in trading prices of petroleum.

In the communications division, the Company recognizes revenue upon the activation of its prepaid calling cards (except StartTalk products) by the customers or the transfer of risk of loss on our prepaid wireless handsets. The Company recognizes revenue as the minutes are used on our StartTalk products as that is when the revenue is earned. StartTalk products are provided through switches that the Company owns and/or leases and thus the Company is responsible for inbound and outbound termination. The third party switches bill as minutes are used. The Company records an estimated liability for these minutes when the cards are activated. Breakage is recognized ratably over the anticipated usage of cards. Revenue is deferred on StartTalk products that have been sold but services have not yet been provided to the end customer. The Company records sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results. At November 30, 2007 we had $3,581 allowance for returns and an allowance for doubtful accounts of $7,217. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

We are currently evaluating the future direction of our prepaid international long distance business and our CDMA prepaid wireless business. We have incorporated Titan Communications, Inc. to pursue new distribution channels with point of sale activated product and we are pursuing strategic relationships with tier one providers and other strategic partners that can enhance our market position. Additionally, we are pursuing more economic means to provide prepaid wireless services to our distribution channels and customers. Specifically, we are pursuing opportunities to provide GSM services and/or other alternatives for prepaid wireless services and airtimes to our customers.

In our electronics and homeland security division, we recognize sales upon shipment to our customers. We record net sales as gross sales less an allowance for returns and discounts. At November 30, 2007 we had approximately 263 customers in our electronics and homeland security division. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because our customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At November 30, 2007, we had an allowance for returns of $142 and an allowance for doubtful accounts of $359. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

We expect sales to grow in our electronics and homeland security division as we continue to develop our reputation in the quick turn and prototype and defense industry markets. Additional acquisitions such as the acquisition of Nexus Custom Electronics will also increase sales as well as cause disruption as facilities, employees, and processes are integrated. We expect these fluctuations to be relatively short lived while expecting the sales growth to be more permanent with the variable of market demand as a condition.

In our global brands division, we recognize sales at the time the merchandise is shipped to our distribution customers. At November 30, 2007 we had $0 allowance for returns and an allowance for doubtful accounts of $1,377. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

We are currently evaluating opportunities in our global brands division to outsource manufacturing of our products, license brands for other companies use in similar products and other strategic alternatives.

Cost of Sales

In our energy division, cost of sales consists of costs of acquiring petroleum and related products in our stores. Additionally, we include transportation costs of petroleum, shipping costs and handling costs in the cost of sales. Our cost of sales can fluctuate based on the changing market pricing of petroleum products on a daily basis. We effort to mitigate our risk of market fluctuations in petroleum pricing by purchasing fuel on the spot market at the refineries, through strategic relationships with terminal operators and prevailing rates on the open market.

In our communications division, cost of sales consists of network costs associated with terminating our customers’ traffic, regulatory fees, printing and shipping. The cost of wireless handsets is also included in cost of sales in our prepaid wireless division as well. Our cost of sales can fluctuate with changes in the amount of traffic to certain destinations, changes in the regulatory fees to certain destinations and method of call termination. Our network capacity utilizes least cost routing software which chooses routes real time from many suppliers for each destination to maintain a competitive cost base and acceptable call quality. If we are successful completing a strategic relationship with a tier one partner or other strategic partners, we could experience improvements in our margins.

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

In our global brands division, cost of sales includes the cost of materials, labor, outside services and overhead expenses incurred in the manufacture and filling of its products. As in our electronics division, many factors affect our gross margin, including, but not limited to, capacity utilization, production volume, production quality and yield.

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

Operating and Non-Operating Expenses

Each division’s operating expenses for the three months ended November 30, 2007 and 2006 are comprised of marketing, general and administrative, non-recurring costs and costs related to mergers and acquisitions.

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

Interest Expense

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

Gain or Loss from Derivative Liabilities

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

Results of Operations

As of November 30, 2007, the Company had a working capital deficit of $10,074 and an accumulated deficit of $75,173. The Company generated sales of $122,307 and $29,986 for the three months ended November 30, 2007 and 2006, respectively and had net income and incurred a net loss of $24,473 and $5,861, respectively. In addition, the Company used $8,758 and $561 of cash flows from operations during the three months ended November 30, 2007 and 2006, respectively.

Three Months Ended November 30, 2007 Compared to the Three Months Ended November 30, 2006.

The following table sets forth statement of operations data for the three months ended November 30, 2007 and 2006 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended
	11/30/2007		11/30/2006
Sales - energy division	$90,015	74%	$-	-%
Sales - communications division	22,328	18	24,574	82
Sales - electronics and homeland security division	6,781	6	5,412	18
Sales - global brands division	3,183	3	-	-
Total sales	122,307	100	29,986	100

Cost of sales - energy division	85,201	70	-	-
Cost of sales - communications division	18,270	15	21,426	71
Cost of sales - electronics and homeland security division	6,120	5	5,131	17
Cost of sales - global brands division	3,205	3	-	-
Total cost of sales	112,796	92	26,557	89

Gross profit	9,511	8	3,429	11

Operating expenses:
Sales and marketing	1,210	1	498	2
General and administrative	9,087	7	2,047	7
Bad debt expense	4,585	4	33	0
Impairment of intangibles	21,141	17	-	-
Amortization of intangibles	1,496	1	1,335	4
Total operating expenses	37,519	31	3,913	13
Operating income	(28,008)	(23)	(484)	(2)
Other income	628	1	1	0
Interest expense	(1,634)	(1)	(806)	(3)
Gain/(loss) value of derivative instruments	4,541	4	(4,572)	(15)
Net loss	$(24,473)	(20)%	$(5,861)	(20)%

Sales. Sales increased by $92,321 or 308% from $29,986 in the three months ended November 30, 2006 to $122,307 in the three months ended November 30, 2007. Sales increased primarily due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007.

Cost of Sales. Cost of sales increased $86,239 or 325%, from $26,557 in the three months ended November 30, 2006 to $112,796 in the three months ended November 31, 2007, and as a percentage of sales increased from 89% in the three months ended November 30, 2006 to 92% in the three months ended November 30, 2007. The cost of sales increased due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007.

Sales and Marketing. Sales and marketing expenses increased by $712 or 143%, from $498 in the three months ended November 30, 2006 to $1,210 in the three months ended November 30, 2007. As a percentage of sales, sales and marketing expense decreased from 2% in the three months ended November 30, 2006 to 1% in the three months ended November 30, 2007. This decrease is primarily attributable to lower sales and marketing expenses as a percent of sales in our titan energy division in the three months ended November 30, 2007 as compared to the three months ended November 30, 2006 offset by sales and marketing expenses in our newly formed Titan Global Brands division.

General and Administrative Expenses. General and administrative expenses increased $7,040 or 344% from $2,047 in the three months ended November 30, 2006 to $9,087 in the three months ended November 30, 2007. As a percentage of sales, general and administrative expense remained relatively flat. In general, expenses increased due to the acquisitions that occurred during the three months ended November 30, 2007.

Bad Debt Expense. Bad debt expense increased $4,552 or 13,794% from $33 in the three months ended November 30, 2006 to $4,585 in the three months ended November 30, 2007. As a percentage of sales, bad debt expense increased due to an increase in the allowance for doubtful accounts in our communications division. In connection with the dispute with one of our wholesale providers, management determined that the collection of several customer receivables was considered doubtful and an appropriate reserve was established. While management will continue its collection efforts, an adjustment to the established allowance for doubtful accounts will be made when and if those certain accounts are collected or are deemed to be collectible. Oblio has allowed $7,194 for uncollectible accounts and $3,552 for sales returns related to these disputes.

Amortization of Intangibles. Amortization of intangibles increased $161 or 12% from $1,335 in the three months ended November 30, 2006 to $1,496 in the three months ended November 30, 2007. Amortization of intangibles increased during the three months ended November 30, 2007 due to one and a half months of amortization for intangible items related to the acquisition of Appco.

Interest Expense. Interest expense increased $828 or 103%, from interest expense of $806 in the three months ended November 30, 2006 to $1,634 in the three months ended November 30, 2007. Interest expense increased primarily due to the debt used to finance our acquisition in our Titan Energy division.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Company recognized a gain from the change in fair value of its derivative liabilities of $4,541 in the three months ended November 30, 2007 and a loss from the change in fair value of derivative liabilities of $4,572 in the three months ended November 30, 2006.

Impairment Charge. Impairment charge was $21,141 in the three months ended November 30, 2007. Subsequent to the quarter ended November 30, 2007, the Company created Titan Communications to further its strategic endeavors in the prepaid international long distance marketplace, and began exploring new relationships outside our legacy traditional distribution and supply channels. Additionally, Oblio experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such, the Company evaluated goodwill and other assets for impairment based on changes in business model. Accordingly, the Company incurred an impairment charge for $14,572 of goodwill related to the Oblio Telecom.

Additionally, subsequent to quarter end, Titan Wireless, the Company’s wireless operating subsidiary, determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model.

Moreover, in connection with the formation of our global brands division and related acquisition of USA Detergents on October 16, 2007, goodwill in the amount of $6,569 was established as of the acquisition date as part of the purchase price allocation. Subsequent to November 30, 2007, the Company evaluated the working capital requirements of its USA Detergents subsidiary. During the due diligence phase of the acquisition of USAD and prior to acquisition, the Company made certain assumptions regarding the working capital necessary to revitalize the core business of USAD. During the execution phase of the post-acquisition reorganization plan, the Company was unable to successfully negotiate work out payment plans with key suppliers. As such, management determined to cease operations in its current structure. Accordingly, the Company incurred an impairment charge for $6,569 of goodwill related to the USA Detergent acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and cash available from borrowings under our $13,000 revolving credit facility in our communications division, our $5,000 revolving credit facility in our electronics and homeland securities division, our $20,000 revolving credit facility in our energy division, and our $10,000 revolving credit facility in our global brands division. As of November 30, 2007, the Company had excess availability of $19,535 based on loan limits and $12,773 based on actual collateral limits. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of November 30, 2007, we had a total of $6,910 in unrestricted cash and cash equivalents. As of November 30, 2007, we also had restricted cash and cash equivalents and short-term investments of $5,000 that included funds set aside and pledged to secure term debt. See additional discussion in Note 6.

Subsequent to November 30, 2007, the Company has made material changes to its operations in the communications and global brands division in an effort to decrease the cash flow used in operations. The Company has reduced its labor force in the operations in Richardson, TX; Hiawatha, Iowa; and North Brunswick, New Jersey and implemented severe cost reduction strategies in those operations. The intent of the changes is to reduce the negative operating cash flow of these segments and our business as we redefine those operations through new business ventures, modified operating structures, sale to a third party, or liquidation. In the instances where business liquidation is considered necessary by management, our senior lender will in most cases receive the majority of the proceeds from liquidation. While the trade accounts payable and related accrued expenses for these operations have been recorded at the full amount of the amounts owed. Management anticipates that many of the unsecured creditors will not receive the full amount balances owed as recorded in the financial statements as of November 30, 2007. Given the recent cost containment measures implemented subsequent to the November 30, 2007, management believes that our existing cash and investments, liquidity available under our revolving credit facility, ability to raise capital from the equity markets and cash flows from our remaining operations, namely the Energy segment, will be sufficient to meet our operating and capital requirements through at least the next twelve months. However, if we are not successful in continuing to reduce our costs and improve our related cash flows, it may be necessary to raise additional capital that may be dilutive to existing shareholders.

As of November 30, 2007, the Company had a working capital deficit of $10,074 and an accumulated deficit of $75,173. In addition, the Company used $8,758 in operations during the three months ended November 30, 2007. The cash used in operations during the three months ended November 30, 2007 were primarily to fund our communications division’s network operations during periods of decreased collections of accounts receivable (see additional discussion in Note 15).

We currently intend to evaluate strategic opportunities to align with tier one communications partners or other communications carriers to revitalize our trusted brands in the prepaid international long distance markets. Additionally, we plan to evaluate opportunities to optimize our electronics and homeland security division through various means. We also plan to pursue other strategic acquisitions in our energy division. We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Operating Activities. Cash used in operating activities was $8,758 during the three months ended November 30, 2007 compared to cash used in operating activities of $561 during the three months ended November 30, 2006. The increase in cash used by operations was primarily due to our larger net loss during the three months ended November 30, 2007 than in the three months ended November 30, 2006 and an increase in accounts receivable.

Investing Activities. Cash used in investing activities was $31,056 during the three months ended November 30, 2007 compared to cash used in investing activities of $70 during the three months ended November 30, 2006. The increase in cash used in investing activities was due primarily to cash payments related to the Appco acquisition. The Company paid $30,000 to the sellers of Appco. The Company also incurred additional increases in investment in restricted short term investments used to collateralize obligations and an increase in purchases of fixed assets during the comparable periods. These increases were offset by cash provided by acquisitions.

Financing Activities. Cash provided by financing activities during the three months ended November 30, 2007 was $45,534 compared to cash used in financing activities of $145 during the three months ended November 30, 2006. The increase in cash provided by financing activities is due to an increase in revolving lines of credit and term debt financing and the proceeds from the sale leaseback transaction related to acquisitions. The Company raised $5,000 through an equity raise. The Company issued 2,500,000 shares valued at $2.00 per share to YA Global on November 9, 2007.

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

The cost of our products produced in our energy segment is influenced by the cost of fuel. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise.

Seasonality

The Company has experienced sales fluctuations due to customer business shut downs over December holidays and the slow down of purchasing activities in the summer during peak vacation months for the electronics and homeland security. The Company expects to experience sales upswings in its energy division during the summer peak vacation months. Typically the fuel and convenience store industries experience the largest volumes during those months.

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

In our energy division, we recognize sales of petroleum and other items when the title passes to the customer. We recognize the gross amounts earned from sales to wholesale customers as revenues. Shipping and handling costs charged to customers are included in our sales.

In our global brands division, we recognize sales at the time the merchandise is shipped to our distribution customers.

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
In our global brands division, inventories are stated at the lower of cost, determined by using the first-in, first-out method, or market. The Company periodically reviews inventory for slow-moving or obsolete items and such items are written down to net realizable value upon that determination.

In our energy division, liquid fuel and all other inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

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

Stock-based compensation

We account for stock-based compensation according to SFAS 123(R) (revised 2004), “Share Based Payment” by using the modified-prospective method. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended November 30, 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of November 30, 2007, based on the grant date fair value estimated in accordance with SFAS 123(R).

As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended November 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risks in the normal course of business, including the impact of changes in commodity prices and interest rates. We may hedge market price fluctuations associated with physical purchases of fuel products by using derivative instruments including futures. We are exposed to changes in interest rates as fluctuations in market interest rates may lead to significant fluctuations in the fair value of our notes payable as many of our instruments are tied to the prime lending rate.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, that ensure that information relating to the Company which is required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported, within required time periods. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this Quarterly Report was being prepared, to allow timely decisions regarding required disclosure. The matters identified are with regard to insufficient documentation of our board of directors meetings, insufficient documentation of employee stock options and warrants granted, lack of documentation regarding approval of non-standard adjusting journal entries, insufficient documentation evidencing the research and proper application of revenue recognition issues, insufficient documentation of the accounting review and approval processes and insufficient documentation of acquisition and purchase price allocation accounting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Changes in internal controls: There have been no changes in the Company’s internal control over financial reporting during the three months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. While management does not believe these matters will have a material effect on the Company’s financial statements, litigation is subject to inherent uncertainties, and an adverse result could arise from time to time that may harm the Company’s business, financial condition and results of operations. The Company and its subsidiaries are involved in the following:

On December 5, 2006, the Company filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). The Company was seeking a refund of amounts paid to AT&T for the period from 1999 to October 2006 for USF charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. The fees paid to AT&T for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other Federal Communications Commission (the “FCC”) charges. AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s argument that its Prepaid Card Service was exempt under the law.

In February 2005, the FCC issued an order that made it clear that AT&T is required to pay USF charges on its Prepaid Card Service, a large percentage of which was resold to the public through Oblio. The order required AT&T and all companies providing calling card services similar to those described in the order to file new or revised Form 499s to properly report revenues consistent with the Order’s findings.

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

On April 16, 2007, Oblio filed a Petition for Declaratory Relief with the FCC requesting that the FCC find that AT&T’s refusal to honor Oblio’s proof of exemption from USF pass-through charges and request for a refund of collected USF charges are unreasonable practices and unjustly discriminatory in violation of Sections 201(b) and 202(a) of the Communications Act.  Oblio thereafter filed a motion to stay the arbitration pending the FCC’s determination of Oblio’s Petition for Declaratory Ruling.  On May 4, 2007, the arbitrator stayed Oblio’s claims, but ordered that AT&T’s counterclaims, discussed below, could proceed.  On June 19, 2007, the FCC issued a Public Notice seeking public comment on Oblio’s Petition for Declaratory Ruling by interested parties on or before July 19, 2007.

In the arbitration, AT&T maintained that it did not charge Oblio USF fees, and if it did, Oblio was not owed any refund of USF amounts embedded in the amounts charged by AT&T to Oblio from 1999 to October 2006.  AT&T also filed a counterclaim in the arbitration against Oblio seeking payment for $7,200 plus interest for prepaid phone cards purchased by Oblio.  In the arbitration, Oblio admitted that it has not paid AT&T the amount sought by AT&T.  However, Oblio asserted that the amounts claimed by AT&T are completely offset and excused by the USF amounts claimed by Oblio.

On October 12, 2007, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with AT&T, effective as of October 11, 2007. Prior to the Settlement Agreement, Oblio had refused to pay AT&T for previously delivered services in response to AT&T’s refusal to honor Oblio’s request for a refund of certain Universal Service Fund pass through charges which Oblio had alleged that it paid previously to AT&T. Pursuant to the Settlement Agreement, AT&T agreed to waive and discharge its right to receive $7,200 and Oblio issued a promissory note for the payment of the balance of $600 in interest to AT&T in full settlement of the Partial Final Award issued in the arbitration proceeding on the counter claims brought by AT&T against Oblio and in full settlement of the Oblio’s Universal Service Fund claim against AT&T. Oblio offset its accounts payable with the $6,600 net proceeds.

Oblio has remitted $200 to AT&T in compliance with the Settlement Agreement as of November 30, 2007. Additionally, the Company has recorded $400 as a liability to AT&T as of November 30, 2007 for the remainder of the amounts due AT&T per the Settlement Agreement.

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

LEVEL 3 COMMUNICATIONS, LLC

On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. This action is currently pending.

F&L, LLP

On November 27, 2007, the Company was notified, via a process server, that it was being sued by F&L, LLP (“F&L”) in the District Court of Dallas County, Texas 160th Judicial District. F&L is seeking the Company to perform on its guarantee of notes payable from Oblio to F&L. Principal amounts due to F&L, LLP as of November 30, 2007 is $3,570. This action is currently pending.

LATIN AMERICAN VOIP, INC

On December 26, 2007, the Company’s subsidiaries, Oblio and Starttalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”). Latin American VOIP is seeking $518 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida. This action is currently pending.

STX COMMUNICATIONS, INC

On January 16, 2008, STX Communications, LLC d.b.a. STX Phone Cards (“STX”) sought a Temporary Restraining Order (“TRO”) in the 14th Judicial District Court of Dallas, County, Texas against the Company’s subsidiary Oblio. The TRO immediately restrained Oblio from suspending its network support for any pre-paid phone card supplied by Oblio to STX and from taking any action to impair the network supporting any pre-paid phone card supplied by Oblio to STX. On January 23, 2008, the Company was notified by its attorneys that the TRO became effective and enforceable and that the Company was in violation of its TRO and was subject to sanctions for contempt of court. As of January 24, 2008, the Company has complied with the request and is no longer in violation of the order.

WESTERN PRINT & MAIL, LLC

On January 25, 2008, the Company’s subsidiary Titan Wireless was notified, via a process server, that it and Ready Mobile, LLC were being sued by Western Print & Mail, LLC (“Western”). Western is seeking $71 including late charges from Ready Mobile, LLC. Western is seeking $183 from Titan Wireless, which includes the $71 from Ready Mobile, LLC and $112 including late charges from Titan Wireless, for alleged unpaid invoices for services rendered in Iowa District Court for Linn County. This action is currently pending.

OTHER LEGAL MATTERS

Subsequent to November 30, 2007, the Company’s subsidiary, Oblio, filed Motions for Writ of Garnishment against various customers for lack of payment for services rendered by Oblio. Motions for Writ of Garnishment have been issued for Touchtell Communications, Inc., Pactel Corporation, Detroit Phone Cards, and Diamond Phone Cards.

ITEM 1A. RISK FACTORS

Set forth below are material changes from risk factors previously disclosed in the Company’s Form 10-KSB for the year ended August 31, 2007. The risk factors below discuss risks with respect to acquisitions completed in the period covered by this report. In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-KSB for the year ended August 31, 2007, which could materially affect our business, financial condition or future results.

Risks Relating to the Company’s Energy Division:

The convenience store industry is highly competitive and impacted by new entrants and our failure to effectively compete could result in lower sales and lower margins.

The convenience store industry in the geographic areas in which we operate is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and mass merchants. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and we expect their market share will continue to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and attract customer traffic to our stores. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

Historical prices for motor fuel have been volatile and significant changes in such prices in the future may adversely affect our profitability.

Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

Wholesale cost increases and excise tax increases on cigarettes could adversely impact our revenues and profitability.

Significant increases in wholesale cigarette costs and tax increases on cigarettes may have an adverse effect on unit demand for cigarettes. Cigarettes are subject to substantial and increasing excise taxes on both a state and federal level. Increased excise taxes may result in declines in overall sales volume as well as reduced gross profit percent. Currently, major cigarette manufacturers offer rebates to retailers. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

Future legislation and campaigns to discourage smoking may have a material adverse effect on our revenues and gross profit.

Future legislation and national, state and local campaigns to discourage smoking could have a substantial impact on our business, as consumers adjust their behaviors in response to such legislation and campaigns. Reduced demand for cigarettes could have a material adverse effect on sales of, and margins for, the cigarettes we sell.

The wholesale motor fuel distribution industry is characterized by intense competition and fragmentation and our failure to effectively compete could result in lower margins.

The market for distribution of wholesale motor fuel is highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than us. We rely on our ability to provide value-added reliable services and to control our operating costs in order to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, customers could choose alternative distribution sources and our margins could decrease. Furthermore, there can be no assurance that major oil companies will not decide to distribute their own products in direct competition with us or that large customers will not attempt to buy directly from the major oil companies. The occurrence of any of these events could have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

Our motor fuel operations are subject to inherent risk, and insurance, if available, may not adequately cover any such exposure. The occurrence of a significant event that is not fully insured could have a material adverse effect on our business.

We operate retail outlets that sell refined petroleum products and distribute motor fuel to our wholesale customers. The presence of flammable and combustible products at our facilities provides the potential for fires and explosions that could destroy both property and human life. These products, almost all of which are liquids, also have the potential to cause environmental damage if improperly handled or released. Insurance is not available against all operational risks, especially environmental risks, and there is no assurance that insurance will be available in the future. In addition, as a result of factors affecting insurance providers, insurance premiums with respect to renewed insurance policies may increase significantly compared to what we currently pay. The occurrence of a significant event that is not fully insured could have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

Decreases in consumer spending, travel and tourism in the areas we serve could adversely impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions could adversely impact consumer spending patterns and travel and tourism in our markets, which could have a material adverse effect on our business and results of operations and our ability to service our indebtedness.

The industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our cash flow.

We experience more demand for our merchandise, food and motor fuel during the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for the products that we sell and distribute. Therefore, our revenues are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our cash flow.

Compliance with and liability under state and federal environmental regulations, including those that require investigation and remediation activities, may require significant expenditures or result in liabilities that could have a material adverse effect on our business.

Our business is subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of hazardous materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, and the health and safety of our employees. A violation of, liability under or compliance with these laws or regulations or any future environmental laws or regulations, could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness, including the notes.

Certain environmental laws, including CERCLA, impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We may also be subject to third party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites. The costs associated with the investigation and remediation of contamination, as well as any associated third party claims, could be substantial, and could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness, including the notes. In addition, the presence or failure to remediate identified or unidentified contamination at our properties could potentially materially adversely affect our ability to sell or rent such property or to borrow money using such property as collateral.

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures in the future. These expenditures may include upgrades, modifications, and the replacement of underground storage tanks and related piping to comply with current and future regulatory requirements designed to ensure the detection, prevention, investigation and remediation of leaks and spills.

In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. While we believe we are in material compliance with all applicable regulatory requirements with respect to underground storage tank systems of the kind we use, the regulatory requirements may become more stringent or apply to an increased number of underground storage tanks in the future, which would require additional, potentially material, expenditures.

Failure to comply with the other state and federal regulations we are subject to may result in penalties or costs that could have a material adverse effect on our business.

Our business is subject to various other state and federal regulations including, but not limited to, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, adoption of mandated health benefits, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

Terrorist attacks and threatened or actual war may adversely affect our business.

Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control. Terrorist attacks or threats, whether within the United States or abroad, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies to us, decreased sales of our products and extension of time for payment of accounts receivable from our customers. Specifically, strategic targets such as energy related assets (which could include refineries that produce the motor fuel we purchase or ports in which crude oil is delivered) may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could have an adverse impact on energy prices, including prices for our products, and an adverse impact on the margins from our operations. In addition, disruption or significant increases in energy prices could result in government imposed price controls. Any or a combination of these occurrences could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness.

Risks Relating to the Company’s Global Brands Division:

We may discontinue products or product lines which could result in returns, asset write-offs and shutdown costs. We may also engage in product recalls which would reduce our cash flow and earnings.

In the past, we have discontinued certain products and product lines which resulted in returns from customers, asset write-offs and shutdown costs. We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet expectations or no longer satisfy consumer demand. Product returns, write-offs or shutdown costs would reduce cash flow and earnings. Product efficacy or safety concerns could result in product recalls or declining sales, which also would reduce our cash flow and earnings.

We face intense competition in a mature industry and we may be required to increase expenditures and accept lower profit margins to preserve or maintain our market share. Unless the markets in which we compete grow substantially, a loss of market share will result in reduced sales levels and declining operating results.

U.S. markets for consumer products are considered mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories, such as laundry detergents, deodorizers, household cleaning products, toothpastes, antiperspirants and deodorants. Our unit sales growth in domestic markets will depend on increased use of our products by consumers, product innovation and our ability to capture market share from competitors. We may not succeed in implementing strategies to increase domestic revenues.

The consumer products industry, particularly the laundry detergent and personal care categories, is intensely competitive. To protect existing market share or to capture increased market share, we may need to increase expenditures for promotions and advertising and introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing market share and could result in lower sales and profits. Many of our competitors are large companies, including Church and Dwight, The Procter & Gamble Company, Unilever, Inc., The Clorox Company, Colgate-Palmolive Company, Johnson & Johnson, S.C. Johnson & Son, Inc., many of which have greater financial resources than we do. These competitors have the capacity to outspend us should they attempt to gain market share. If we lose market share and the markets in which we compete do not grow, our sales levels and operating results will decline.

Providing price concessions or trade terms that are acceptable to our trade customers, or the failure to do so, could adversely affect our sales and profitability.

Consumer products, particularly those that are value-priced like many of our products, are subject to significant price competition and in recent years have been characterized by price deflation. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Any reduction in prices to respond to these pressures would harm profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

Because of the competitive environment facing retailers, many of our trade customers, particularly our high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. To the extent we provide concessions or better trade terms, our margins are reduced. Further, if we are unable to maintain terms that are acceptable to our trade customers, these trade customers could reduce purchases of our products and increase purchases of products from our competitors which would harm our sales and profitability.

A continued shift in the retail market from food and drug stores to club stores and mass merchandisers could cause our sales to decline.

Our performance also depends upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of retailers. Industry wide, consumer products such as those marketed by us are increasingly being sold by club stores and mass merchandisers, while sales of consumer products by food and drug stores are comprising a smaller proportion of the total volume of consumer products sold. Sales of our products are stronger in the food and drug channels of trade and not as strong with the club stores and mass merchandisers. Although we have taken steps to improve sales by club stores and mass merchandisers, if we are not successful in improving sales to these channels, and the current trend continues our financial condition and operating results could suffer.

Environmental matters create potential liability risks.

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such chemicals due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. It is possible that we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.

Failure to maximize or successfully assert intellectual property rights could materially adversely affect our competitiveness.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to perfect or successfully assert intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2007, the Company issued 2,000,000 shares of common stock valued at $2.00 per share to YA Global Investments, LP as consideration for YA assigning the Company the rights to the assets of Nexus Nano.

On November 2, 2007, the Company issued 2,500,000 shares of common stock valued at $2.00 to YA Global Investments, LP pursuant to the Securities Purchase Agreement dated November 2, 2007. No fees or warrants were issued in consideration for this issuance.

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