Form 10-Q
period 2008-02-29
Titan Global Holdings, Inc.
filed 2008-04-14
CIK 770471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2008
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

As of April 11, 2008 the Company had 53,430,652 shares of its par value $0.001 common stock outstanding.

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

Titan Global Holdings, Inc.
Unaudited Consolidated Balance Sheets
(In thousands, except common stock share data)

	February 29,	August 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,354	$1,190
Restricted cash and short-term investments	5,612	750
Accounts receivable, trade (less allowance for doubtful accounts of $14,575 and $2,940 and allowance for sales returns of $3,662 and $888, respectively)	14,129	12,699
Universal service fund fees recoverable	-	1,406
Inventory, net	13,034	1,663
Prepaid expenses and other current assets	1,284	2,015
Assets of discontinued operations, current	5,258	-
Total current assets	41,671	19,723

Equipment and improvements, net	15,985	2,326
Definite-lived intangible assets, net	4,937	16,989
Goodwill and indefinite-lived intangible assets	17,848	6,661
Capitalized loan fees, net	1,000	412
Other assets	233	305
Assets of discontinued operations, non-current	4,394	-
Total assets	$86,068	$46,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$32,111	$21,049
Accrued liabilities	6,980	2,911
Deferred revenue	-	12,009
Related party - notes payable	650	-
Short-term notes payable	166	72
Current portion of long-term debt	3,626	3,432
Liabilities of discontinued operations, current	12,322	-
Total current liabilities	55,855	39,473

Lines of credit	29,078	11,677
Long-term seller-financed note, net of discount of $15 and $122, respectively	1,408	1,301
Redeemable, convertible preferred stock, preference in liquidation of $12,056 and $4,743, respectively	12,056	4,743
Long-term debt, net of discount of $4,706 and $713, respectively	15,248	4,112
Long-term derivative liabilities	10,361	15,142
Other long-term liabilities	2,535	116
Liabilities of discontinued operations, non-current	8,417	-
Total liabilities	134,958	76,564
Stockholders' deficit:
Common stock-$0.001 par value; 950,000,000 shares authorized; 54,754,809 and 50,244,378 shares issued; 53,430,652 and 49,157,051 outstanding, respectively	55	50
Additional paid-in capital	30,860	21,968
Accumulated deficit	(78,091)	(50,700)
Treasury stock, at cost, 1,324,157 and 1,087,307 shares, respectively	(1,714)	(1,466)
Total stockholders' deficit	(48,890)	(30,148)
Total liabilities and stockholders' deficit	$86,068	$46,416

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2/29/2008	2/28/2007	2/29/2008	2/28/2007

Sales - Energy division	$102,529	$-	$192,544	$-
Sales - Communications division	12,527	30,938	34,854	55,511
Sales - Electronics and homeland security division	8,411	5,140	15,192	10,552
Sales - Global brands division	1,401	-	1,401	-
Total sales	124,868	36,078	243,991	66,063

Cost of sales - Energy division	97,849	-	183,051	-
Cost of sales - Communications division	6,102	27,166	24,371	48,591
Cost of sales - Electronics and homeland security division	8,166	5,057	14,285	10,188
Cost of sales - Global brands division	1,341	-	1,341	-
Total cost of sales	113,458	32,223	223,048	58,779

	11,410	3,855	20,943	7,284

Operating expenses:
Sales and marketing	570	576	1,266	1,075
General and administrative expenses	11,058	2,798	19,746	4,845
Bad debt expense	4,213	89	8,798	122
Impairment of intangibles	-	-	14,572	-
Amortization of intangibles	527	1,335	1,959	2,669

Loss from operations	(4,958)	(943)	(25,398)	(1,427)

Other income (expenses):
Other income	593	20	1,181	20
Interest expense	(2,177)	(1,424)	(3,641)	(2,230)
Gain on disposal of assets	2,030	-	2,030	-
Gain (loss) on value of derivative instruments	5,211	(3,522)	9,753	(8,092)
Gain on extinguishment of debt	-	7,790	-	7,790

Income (loss) before income taxes	699	1,921	(16,075)	(3,939)
Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	699	1,921	(16,075)	(3,939)
Loss from discontinued operations	(3,615)	-	(11,314)	-

Net income (loss)	$(2,916)	$1,921	$(27,389)	$(3,939)

Accrual of preferred stock dividend	(34)	-	(68)	(68)
Net income (loss) applicable to common stockholders	$(2,950)	$1,921	$(27,457)	$(4,007)

Net income (loss) applicable to common stockholders per share:
Basic
Continuing operations	$0.01	$0.04	$(0.31)	$(0.08)
Discontinued operations	(0.07)	-	(0.22)	-
Net income (loss)	$(0.06)	$0.04	$(0.53)	$(0.08)

Diluted
Continuing operations	$-	$0.04	$(0.31)	$(0.08)
Discontinued operations	(0.07)	-	(0.22)	-
Net income (loss)	$(0.07)	$0.04	$(0.53)	$(0.08)

Number of weighted-average common shares outstanding:
Basic	53,527,203	49,129,052	52,035,419	49,125,820
Diluted	54,303,750	49,917,459	52,035,419	49,125,820

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	2/29/2008	2/28/2007
Cash flows from operating activities:
Net loss from continuing operations	$(16,075)	$(3,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,775	365
Bad debt and sales return allowances	11,522	122
Gain on disposal of assets	(2,030)	-
Non-cash compensation	(35)	84
Non-cash asset retirement obligation accretion expense	43	4
Non-cash interest expense (income)	1,086	(78)
Amortization of debt discounts and bank fees	186	380
Amortization of intangibles	1,959	2,669
Goodwill and intangible assets impairment charge	14,573	-
Loss (gain) on fair value of derivative liabilities	(9,753)	8,092
(Gain) loss on debt extinguishment	-	(7,790)
Warrants issued for services	-	414
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,556)	(3,187)
Inventory	1,211	189
Prepaid expenses and other current assets	1,259	(140)
Other assets	105	1
Universal service fund fee recoverable	1,406	(2,547)
Federal excise tax recoverable	-	(243)
Accounts payable and accrued liabilities	(944)	9,380
Deferred revenue	(12,009)	-
Other liabilities	429	-
Total adjustments	7,227	7,715
Net cash (used in) generated by operating activities of continuing operations	(8,848)	3,776
Net cash generated by operating activities of discontinued operations	1,237	-
Net cash (used in) generated by operating activities	(7,611)	3,776

Cash flows from investing activities:
Equipment and improvements expenditures	(677)	(162)
Restricted investment to collateralize obligation	(4,862)	-
Cash paid to sellers of Appco	(30,000)	-
Cash provided by acquisitions	3,784	-
Proceeds from sale of fixed asset	74	-
Net cash used in investing activities of continuing operations	(31,681)	(162)
Net cash provided by investing activities of discontinued operations	32	-
Net cash used in investing activities	(31,649)	(162)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	-
Proceeds from sale leaseback transaction	15,000	-
Proceeds from issuance of long-term debt	15,000	8,154
Proceeds from lines of credit, net of repayments	9,439	22
Payments on long-term debt	(1,724)	(10,354)
Capitalized loan fees	(775)	(684)
Purchase of treasury stock	(248)	-
Net cash provided by (used in) financing activities of continuing operations	41,692	(2,862)
Net cash used in financing activities of discontinued operations	(1,107)	-
Net cash provided by (used in) financing activities	40,585	(2,862)

Titan Global Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows Continued
(In thousands)

	Six Months Ended
	2/29/2008	2/28/2007

Net increase in cash and cash equivalents	$1,325	$752
Cash and cash equivalents at beginning of period including cash of discontinued operations	1,190	1,401

Cash and cash equivalents at end of period including cash of discontinued operations	$2,515	$2,153

Cash and cash equivalents at end of period of discontinued operations	$161	$-

Cash and cash equivalents at end of period of continuing operations	$2,354	$2,153

Supplemental disclosures of cash flow information:
Interest Paid	$1,994	$1,756
Income Tax Paid	$-	$-

Non-cash activities:
Issuance of redeemable preferred stock for acquisition of note receivable	$7,245	$-
Issuance of common stock for capitalized debt costs	$-	$15
Issuance of common stock for acquisition of note receivable	$4,000	$-
Issuance of common stock for reducing redeemable preferred stock	$-	$253
Issuance of common stock to Chief Executive Officer	$-	$305
Issuance of common stock in connection with lender credit facility	$-	$505

The accompanying notes form an integral part of the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements of Titan Global Holdings, Inc. and its subsidiaries, (“Titan”, “We” or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are included herein. Operating results for the three-month period ended February 29, 2008 and six-month period ended February 29, 2008 are not indicative of the results that may be expected for the fiscal year ending August 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2007 as filed with the Securities and Exchange Commission on November 29, 2007. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. All amounts referenced below are stated in thousands except shares and per share amounts unless otherwise noted.

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of equipment and improvements, reserves for accounts receivable and inventory, allocation of purchase price for acquisitions, impairment of intangible assets, valuation of derivatives, fair value of equity instruments issued and sales returns.

Nature of Business

Organization:

The Company was formed on March 1, 1985 as a Utah corporation. In August, 2002, the Company acquired Titan West in a merger transaction with a subsidiary of the Company. Prior to this merger, the Company had no active business operations. On November 4, 2005, the name of the corporation was changed from Ventures-National Incorporated to its present name.

Nature of Operations:

The Company operates in four market segments – (i) Titan Communications, (ii) Titan Electronics and Homeland Security (iii) Titan Global Energy Group, and (iv) Titan Global Brands.

Communications Segment

The Company, through its Pinless (dba Planet Direct Inc.) subsidiary, provides prepaid international phone cards, and prior to February 29, 2008, its Oblio Telecom, Titan Wireless and StartTalk subsidiaries, provided prepaid international phone cards and prepaid wireless services. The communications division creates and distributes prepaid offerings that provide first and second generation Americans efficient means to complete international calls and to maintain wireless services. These prepaid communications products are sold directly to wholesale distributors and large chain retailers in all 50 United States and Puerto Rico.

During the three months ended February 29, 2008, the Company’s communications division experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While management is vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of the Company’ communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such the Company evaluated the division’s goodwill and other intangible assets for impairment based on changes in the business model. Based on the determination of management, the Company impaired the goodwill and certain intangible assets of Oblio as of November 30, 2007.

Simultaneously, the Company determined to cease the distribution of code division multiple access “CDMA” prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Accordingly, the Company incurred an impairment charge of $14,572 related to the goodwill and intangible assets of Oblio and Titan Wireless during the three months ended November 30, 2007. On January 23, 2008, substantially all of the operating assets of the wireless related activities of the communications division were sold in an Asset Purchase Agreement to Boomerang Wireless, Inc. The purchase price was $1,000 (net of $737 release of liability) consisting of a $1,000 promissory note, a release of liability for asserted salary and bonus claims of $737 and the assumption of certain liabilities.

During the three months ended February 29, 2008, the Company created Titan Communications, Inc. (“Titan Communications”) and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and began exploring new relationships outside Oblio’s traditional distribution and supply channels.

Electronics and Homeland Security Segment

The Company, through its Titan East, Titan West and Titan Nexus subsidiaries, manufactures printed circuit boards for quick-turn, prototype market and the defense supplier markets. The Company’s printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. The Company's time sensitive and high quality manufacturing services enable its customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Additionally, Titan East serves military and defense industry customers that are required via regulation to purchase printed circuit boards from companies that hold certain certifications from the United States Department of Defense. Titan PCB East currently has military certifications 31032 and 55110.

Energy Segment

The Company, through its Appalachian Oil subsidiary is a leading petroleum distributor in the Southeastern United States. The operations include retail convenience stores and wholesale petroleum distribution. As of February 29, 2008, the retail division operated 55 convenience store locations in Tennessee, Kentucky, and Virginia, offering merchandise, foodservice, motor fuel and other services and the wholesale petroleum distribution division provided liquid motor fuel products for 170 accounts located in Tennessee, Kentucky, Virginia and North Carolina. Appco’s unique retail/wholesale business model, scale, and merchandise offerings, combined with selected acquisition opportunities, position the Company for ongoing growth in sales and profitability. The Company intends to expand the offerings of biofuels products such as E10 (90% petroleum, 10% ethanol), E85 (15% petroleum and 85% ethanol) and biodiesel to create a pre-eminent integrated distribution model leveraging renewable energy sources.

Global Brands Segment

The Company has two subsidiaries in its Global Brands segment, USA Detergents (“USAD”) (see additional discussion in Note 2) and Titan Apparel, Inc. (“TAPP”) (see additional discussion in Note 2). USAD is headquartered in North Brunswick, New Jersey and is a manufacturer and distributor of value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates. As discussed in Note 14, the Company determined that it was not feasible to fund the operations of USAD and is no longer operating this subsidiary.

In connection with the formation of our global brands division and the related acquisition of USA Detergents on October 16, 2007, goodwill in the amount of $6,569 was established as of the acquisition date as part of the purchase price allocation. During the three months ended February 29, 2008, the Company evaluated the working capital requirements of USAD and determined that it was not feasible to fund the operations of USAD. During the due diligence phase of the acquisition of USAD and prior to acquisition, the Company made certain assumptions regarding the working capital necessary to revitalize the core business of USAD. During the execution phase of the post-acquisition reorganization plan, the Company was unable to successfully negotiate work out payment plans with key suppliers. As such, management determined to cease operations in its current structure. Accordingly, the Company incurred an impairment charge for $6,569 of goodwill related to the USAD acquisition in the three months ended November 30, 2007.

TAPP is headquartered in Santa Barbara, California and is an owner of several footwear brands and the Global Feet retail store chain and an authorized footwear marketer. TAPP designs, develops and markets stylish footwear for men, women and children.

Liquidity:

As of February 29, 2008, the Company had a working capital deficit of $14,184 including current assets and current liabilities from discontinued operations, a working capital deficit of $7,120 excluding current assets and current liabilities from discontinued operations, a stockholders’ deficit of $48,890 and an accumulated deficit of $78,091. The Company incurred a net loss of $27,389 and used cash from continuing operations of $8,848 for the six months ended February 29, 2008. The Company is also past due on a significant amount of trade payables and is not making payments on certain outstanding debt because of its current cash flow constraints.

The Company’s principal sources of liquidity are the existing cash and cash equivalents, cash generated from operations and cash available from borrowings under the revolving credit facility. The Company may also generate liquidity from future offerings of debt and/or equity. As of February 29, 2008, the Company had a total of $2,354 in unrestricted cash and cash equivalents. As of February 29, 2008, the Company also had restricted cash and cash equivalents and short-term investments of $5,612 that included funds set aside and pledged to secure a term loan obtained to facilitate the Appco acquisition and certain amounts to collateralize fuel bonds issued by a surety for Appco.

During the three months ended February 29, 2008, the Company made material changes to its operations in the communications and global brands division in an effort to decrease the cash flow used in operations. The Company reduced its labor force in the operations in Richardson, Texas; Hiawatha, Iowa; and North Brunswick, New Jersey and implemented severe cost reduction strategies in those operations. The intent of the changes is to reduce the negative operating cash flow of these segments as the Company redefines those operations through new business ventures, modified operating structures, sale to a third party, or liquidation. In the instances where business liquidation is considered necessary by management, the Company’s senior lender will in most cases receive the majority of the proceeds from liquidation. While the trade accounts payable and related accrued expenses for these operations have been recorded at the full amount of the amounts owed, management intends to negotiate with many of the unsecured creditors and attempt to settle these liabilities for less than face value. Given the recently implemented cost containment measures, management believes that the Company’s existing cash and investments, liquidity available under our revolving credit facility, ability to raise capital from the equity markets, our ability to obtain funding from certain significant stockholders, and cash flows from our remaining operations, namely the Energy segment, will be sufficient to meet its operating and capital requirements through at least the next twelve months. However, if the Company is not successful in continuing to reduce its costs and improve its related cash flows, it may be necessary to raise additional capital that may be dilutive to existing shareholders.

 Note 2 – Acquisitions and Divestitures

Acquisition of Appalachian Oil Company

The Company formed Titan Global Energy Group to acquire and manage complementary energy sector assets. On September 17, 2007, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Appalachian Oil Company, Inc. (“Appco”), a corporation formed under the laws of Tennessee, from the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. The Company’s results of operations for the six months ended February 29, 2008 include Appco’s results from the purchase date to the end of the reporting period. The purchase price paid for the shares under the Appco stock purchase agreement, as amended, was $30,000 in cash, of which $1,000 will be escrowed for 18 months following the closing of the acquisition in order to secure the Company’s potential claims against the Appco sellers for any breach of their representations, warranties and covenants under the stock purchase agreement. In addition, the Company incurred $1,947 in closing costs related to the acquisition.

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

The acquisition was accounted for as a purchase. The purchase price allocated to the acquired assets and assumed liabilities were determined using management estimates based on a model developed by a professional valuation group. The Company has allocated the purchase price as follows:

Cash	$5,719
Investment securities	2,597
Accounts receivable	5,545
Inventory	7,888
Real estate and fixed assets	27,434
Definte lived intangible assets	900
Goodwill	7,177
Indefinite-lived intangible assets	2,100
Other assets	681
Accounts payable	(16,969)
Notes payable	(9,177)
Other liabilities	(1,948)
Purchase price	$31,947

The sources of funding for the purchase price were as follows:

Sources of funds for closing:
Cash	$2,092
Investment securities	2,481
Greystone revolving debt facility	14,909
Yorkville Advisors proceeds from sale of real estate	15,000
Greystone term loan	5,000
Accounts payable	750
Retirement of notes payable	(8,285)
Purchase price	$31,947

Sale and Leaseback of Real Estate

Immediately following the closing of the acquisition of Appco on September 17, 2007, Appco and its wholly-owned subsidiary Appco-KY, Inc. (“Appco-KY”) entered into a purchase and sale agreement with YA Landholdings, LLC and YA Landholdings 7, LLC pursuant to which Appco and Appco-KY sold certain property located in Kentucky, Tennessee and Virginia for $15,000 in cash. The proceeds were utilized to fund a portion of the acquisition cost of Appco. Certain properties were then leased back to Appco by YA Landholdings, LLC for a term of 20 years pursuant to the terms of a Land and Building Lease Agreement. The Land and Building Lease Agreement also contains four (4) five (5) year options to extend the term of the lease to a maximum of 40 years. The annual lease payment during each of the first five years of the term of the lease is $1,650. There was no gain or loss recorded associated with this transaction.

Acquisition of USA Detergents

The Company formed Titan Global Brands Division to integrate, protect and expand brand management capabilities and to identify and purchase other consumer product brands that can leverage and optimize growth from the Company's distribution channels. On October 16, 2007, the Company exercised its option to acquire 80% of the issued and outstanding capital of USA Detergents, Inc. (“USAD”) in exchange for one dollar pursuant to the Stock Purchase Agreement dated July 30, 2007 by and among the Company, USAD and USAD Metro Holdings, LLC, as amended. The Company’s results of operations for the six months ended February 29, 2008 include USAD’s results from the date the Company exercised its option to the end of the reporting period classified as discontinued operations. See additional discussion in Note 22.

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

On November 5, 2007, the Company formed Titan Electronics Group (“Titan EG”). Titan EG is currently a division of the Company and is a wholly owned subsidiary. Titan Nexus, along with the Company’s legacy subsidiaries, Titan East and Titan West are now a part of the Titan EG. The Company anticipates that Titan EG will be divested and spun off into a separate entity via a stock dividend in FY 2008.

On November 30, 2007, Titan Nexus completed the final step in the acquisition of the assets of Nexus Nano, a manufacturer of custom circuit boards for aerospace, defense and other industries. The surrender of assets was completed by agreement between Nexus Nano as debtor and Titan as creditor. The purchase price allocated to the surrendered assets and assumed liabilities was based on fair value as of the surrender date as determined by management. The fair value of the surrendered assets is presented below:

Cash	$3
Accounts receivable	338
Inventory	1,173
Fixed assets	1,533
Goodwill	8,571
Other assets	27
Accounts payable	(10)
Short term debt	(180)
Long term debt	(210)
Value of common and preferred stock issued	$11,245

Acquisition of Assets in Global Brands Segment via a Secured Party Transfer of Global Brand Marketing, Inc. Collateral from Greystone Business Credit II, L.L.C.

On December 14, 2007, the Company formed Titan Apparel, Inc. (“TAPP”) and acquired the collateral of Global Brand Marketing Inc. (“GBMI”), a California Corporation, through a Secured Party Bill of Transfer with Greystone Business Credit II, L.L.C. (“GBC”). The purchase price of the collateral was $7,961 and was financed through a Loan and Security Agreement with GBC. The Company’s results of operations for the six months ended February 29, 2008 include TAPP’s results from the date of formation to the end of the reporting period.

TAPP is headquartered in Carpinteria, California and is an owner of several footwear brands and the Global Feet retail store chain and an authorized footwear marketer. TAPP designs, develops and markets stylish footwear for men, women and children. The primary reason for the acquisition was to facilitate the development of the Company’s Global Brands segment with an opportunistic acquisition of undervalued assets accompanied by a successful seasoned management team. The acquisition was accounted for as a purchase. The purchase price allocation of the acquired assets was determined by management. There were no definite or indefinite lived intangible assets established as part of the purchase price allocation. Management allocated the purchase price to the most liquid assets first at their respective fair values as of the date of the acquisition and then to the non-current assets (fixed assets) at their respective fair values as of the date of acquisition in succession until the carrying value of the acquired assets equaled the purchase price. The Company has allocated the purchase price as follows:

Cash	$153
Accounts receivable	3,459
Inventory	3,437
Fixed assets	912
Purchase price	$7,961

Proforma Operating Results

Unaudited proforma operating results for the Company, assuming the acquisition of Appco occurred as of September 1, 2006, the beginning of fiscal year 2007, are presented below. The proforma operating results for Nexus Nano are not included due to immateriality. The proforma operating results for TAPP are not included because the predecessor company does not have the accounting records necessary to produce financial statements for the necessary periods.

	Three Months Ended		Six Months Ended
	2/29/2008	2/28/2007	2/29/2008	2/28/2007
Net sales	$104,214	$383	$243,991	$130,221
Net earnings (loss) applicable to common stockholders	(3,106)	968	(27,390)	(1,791)
Net loss applicable to common stockholders per share:
Basic and diluted earnings (loss) per common share	$(0.06)	$0.02	$(0.53)	$(0.04)

Divestiture of CDMA Wireless Assets

On January 25, 2008, the Company’s subsidiary, Titan Wireless RM, Inc., completed a sale of certain assets for $1,000 and the assumption of certain liabilities to Boomerang Wireless, Inc. The Company received a Promissory Note from Boomerang for $1,000 bearing interest at the prime interest rate plus four percent and the note is fully reserved as of the date of acquisition. A reserve was established for the note based on the poor credit worthiness of Boomerang and its lack of stable financing. The Promissory Note is to be paid to the Company in four annual installments with interest in arrears beginning on December 31, 2008. The Company has obtained UCC-1 security interests in the accounts receivable, inventory, equipment and other assets of Boomerang as collateral to the Promissory Note. Boomerang also assumed certain liabilities of Titan Wireless RM, Inc as additional consideration to the Company. The Company retained its accounts receivable and retained its legacy wireless brand names Bravo Cellular and Picante Movil. The divestiture of the wireless assets was not treated as discontinued operations because this component of the Company and the Communications Segment is not clearly distinguishable from the rest of the Communications Segment by having its own financial statements. The Company recorded a gain on disposal of assets of $2,030 as a result of the transaction as liabilities assumed by the buyer were greater than the carrying value of assets divested.

Note 3 – Recent Accounting Pronouncements

SFAS No. 141(R)
SFAS No. 141(R) - In December 2007, the FASB issued FASB 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed (including contingent payments); requires expensing of all costs incurred in the transaction; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

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

Note 4 – Income (Loss) per Common Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted-average number of common shares during the period. Diluted net income or loss per share is computed by dividing the net income or loss available to common stockholders for the period by the total number of common and common equivalent shares outstanding during the period.

The dilutive effect of net income applicable to common stockholders from continuing operations and weighted-average common shares outstanding is presented below:

	Three Months Ended
	2/29/2008	2/28/2007
Net income from continuing operations	$699	$1,921
Less: preferred stock dividends	(34)	-

Net income applicable to common stockholders from continuing operations	665	1,921

Diluted effect on net income net income applicable to common stockholders from continuing operations:
Less: gain on value of derivative instruments
Warrants	(665)	-

Net income applicable to common stockholders from continuing operations - diluted	$-	$1,921

Weighted-average common shares outstanding:
Basic	53,527,203	49,129,052
Common share equivalents:
Employee stock options/warrants	337,427	427,788
Warrants	439,120	360,619
Diluted	54,303,750	49,917,459

During the period when they would be anti-dilutive, common stock equivalents (which during the three months ended February 29, 2008 consisted of employee options/warrants to purchase 300,000 common shares, warrants to purchase 9,816,750 common shares and preferred stock convertible into 3,207,238 common shares) are not considered in the computations. During the three months ended February 28, 2007 the common stock equivalents that were anti-dilutive and therefore not considered in the calculations consisted of warrants to purchase 10,200,000 shares and preferred stock convertible into 3,027,250 common shares. During the period when they would be anti-dilutive, common stock equivalents (which during the six months ended February 29, 2008 consisted of employee options/warrants to purchase 1,292,500 common shares, warrants to purchase 12,230,000 common shares and preferred stock convertible into 3,207,238 common shares) are not considered in the computations. During the period when they would be anti-dilutive, common stock equivalents (which during the six months ended February 28, 2007 consisted of options to purchase 845,000 common shares, warrants to purchase 11,100,000 common shares, and preferred stock convertible into 3,027,250 common shares) are not considered in the computations.

Note 5 - Inventory

Inventory consisted of the following:

	2/29/2008	8/31/2007

Raw materials and finished subassemblies	$2,553	$597
Work in process	943	566
Finished goods	11,448	564
	14,944	1,727
Less inventory reserves	(1,910)	(64)
	$13,034	$1,663

The reserve for obsolescence of $1,910 and $64 at February 29, 2008 and August 31, 2007, respectively, related primarily to raw material inventory in the Electronics and Homeland Security division.

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

The senior term loans bear interest at a rate of 6%, plus the prime interest rate, provided that such rate is reduced by .5% for each reduction of principal by $1,000. The senior term loans were to be paid off in 48 equal installments of $135 per month which will result in repayment of the principal. At February 29, 2008, the Term Loan A had an interest rate of 12% and Term Loan B had an interest rate of 11%.

The Company granted a security interest in all of its assets to Greystone as security for the financing facility. Such security included a pledge of all trademarks and the stock of all subsidiaries.

The Company paid a commitment fee of $369 and will pay an annual commitment fee of ½% of the facility, payable on each anniversary. A loan servicing fee of .3% is payable each month based on the amount outstanding under the revolving facility. There is also a $20 per month administrative fee. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year. As additional consideration for the facility, the Company issued to Greystone: (i) 500,000 shares of common stock valued at $505 which was recorded as a debt discount, and (ii) a warrant to purchase 500,000 shares of common stock at a price of $1.00 per share, exercisable for a period of five years was recorded as a derivative liability. The Company is obligated to register the shares of common stock and the common stock underlying the warrant.

On February 14, 2007, the Company entered into Amendment #1 with Greystone. Through the amendment, Greystone increased the Company’s Revolver line of credit from $15,000 to $18,000 and provides for senior term loans of up to $7,608. The Company is required to have a minimum unused availability under the line in increasing amounts between $200 and $1,000.

On June 1, 2007, the Company entered into Amendment #2 with Greystone. Through the amendment, the Company received approval from Greystone to transfer 100% of the issued and outstanding shares of common stock related to StartTalk from Oblio to Titan Global Holdings.

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

On October 16, 2007, the Company entered into Amendment #7 with Greystone. Through the amendment, Greystone reduced the amount of the minimum unused availability to $0 and agreed to increase the minimum unused availability by $16 each month up to a maximum amount of $750. In addition, the repayment schedule was modified for Term Loan B to $43 per month.

On November 30, 2007 the Company entered into Amendment #8 with Greystone. The amendment decreased the interest rate on Term Loan C from 1.5% above the prime rate to 0.75% per annum.

On March 3, 2008, effective December 2007, the Company entered into Amendment #9 with Greystone. Through the amendment, Greystone consented to the formation of Titan Communications, Inc.

On March 3, 2008, effective February 11, 2008, the Company entered into Amendment #10 with Greystone. The amendment created Term Loan D, as an advance to Titan Nexus and increased the revolver amount to $20,000; $7,000 to the Electronics and Homeland Security segment and $13,000 to the Communications segment. Term Loan D shall be repaid in monthly installments beginning March 1, 2008 with the balance due on the maturity date of February 1, 2011. The amendment also modified the interest rates as follows: all revolving loans have an interest rate of 1.5% per annum in excess of the prime rate except the revolving loans owed by Titan Nexus in excess of $1,000 which have an interest rate of 4.5% per annum in excess of the prime rate and the interest rates shall not be lower than 6.0% per annum, the interest rate on Term Loan A shall be 6.0% per annum in excess of the prime rate and shall be reduced by one-half of one percent for every $1,000 reduction in the term loan but not lower than 5.0% per annum in excess of the prime rate, the interest rate for Term Loan B is 5.0% per annum in excess of the prime rate, the interest rate for Term Loan C is 0.75% per annum and the interest rate for Term Loan D is 6.0% per annum in excess of the prime rate.

As of February 29, 2008, Term Loans A and B are recorded at $2,368 (net of $101 discount) and the revolver has a balance of $15,032 with an excess availability of $10,107 based on loan limits and an excess available credit of $0 based on actual borrowing capacity. Interest rates on the revolver were 4.5% on $11,390 and 7.5% on $3,642.

As of February 29, 2008, Term Loan C has an outstanding balance of $5,000 and an interest rate of 0.75%. Term Loan D has an outstanding balance of $830 and an interest rate of 12% as of February 29, 2008.

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

Energy Division
On September 17, 2007, the Company acquired Appco. As part of the acquisition, the Company entered into a credit facility including a revolving line of credit in the maximum amount of $20,000 less the outstanding balance under Term Notes A, B and C under the Loan and Security Agreement dated as of December 29, 2006 (see above). The credit facility also includes term loans of up to $5,200. An aggregate of approximately $14,909 was advanced under the loan and credit facility related to the initial Appco acquisition. Advances will be based upon (i) 90% of eligible accounts receivable, and (ii) the sum of up to 45% of eligible convenience store inventory plus up to 75% of eligible fuel inventory. The borrower is required to have a minimum outstanding balance of $10,000. The revolving credit facility and the term loans bear interest at a rate of 1.5%, plus the prime interest rate. A loan servicing fee of .25% is payable each month based on the average daily outstanding balance outstanding under the revolving facility and the term loans. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year, which is reduced to 0.50% if termination occurs in the second year and 0.25% if terminated thereafter. The borrower will also be assessed credit accommodation fees of 2% of the face amount of the letter of credit for up to 60 days and 1% of the face amount of such letter of credit for each 30 day period thereafter. The loan and line of credit is due September 16, 2012.

The Company issued Greystone a warrant to purchase 500,000 shares of common stock at a price of $2.00 per share, exercisable for a period of five years. Titan is obligated to register the common stock underlying the warrant within six months of the closing or by March 17, 2008. As of April 14, 2008, the common stock underlying the warrant has not yet been registered. The warrants had a value of $167 at February 29, 2008.

At February 29, 2008 the revolver had an outstanding balance of $9,924 and the term notes had a carrying value of $4,216 (net of discount of $618) and an excess availability of $10,442 based on loan limits and an excess available credit of $0 based on actual borrowing capacity. The interest rate on the revolver and term loans was 7.5% at February 29, 2008.

Global Brands Division
On October 16, 2007 the Company assumed a note as a result of the USAD acquisition. The note was held by Greystone and had an issue date of December 27, 2006 in the amount of a $10,000 line of credit which will mature on January 1, 2010. The line of credit includes $500 for equipment advances. Advances on the revolver are based on a formula related to certain levels of eligible accounts receivable and inventory (as defined in the agreement). The agreement has a term of three years with automatic three-year extensions unless either party gives notice to the other of its intention to terminate the agreement.

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

The Company also assumed four term notes designated A, B, C & D which have an interest rate of 8.50%. As of February 29, 2008 the revolver has an outstanding balance of $5,041 and the term notes have a balance of $3,755. The monthly principal payment for Term Loan A, B, C & D is $72. As collateral for advances under the credit facility, the Company has granted Greystone a security interest in all of its assets. The revolver and lines have an excess availability of $5,291 based on loan limits and an excess available credit of $0 based on actual borrowing capacity. The interest rate on the revolver and term loans was 7.0% at February 29, 2008.

On December 14, 2007, the Company through its subsidiary TAPP entered into a Loan and Security Agreement in connection with a Secured Party Bill of Transfer of the collateral of GBMI with Greystone. The credit facility includes a revolving line of credit in the maximum amount of $14,000. The credit facility also includes a term loan of up to $2,000. Loans will be advanced on the revolver based on a formula related to certain levels of eligible accounts receivable and inventory as defined in the agreement. The agreement has a maturity date of December 29, 2009. The revolving credit facility bears interest at 3% per annum in excess of the prime rate for a period of six months from the date of the loan and security agreement and 5% thereafter and the term loan bears interest at a rate of 5% per annum in excess of the prime rate for a period of six months from the date of the loan and security agreement and 7% thereafter. The agreement contains a provision for a net sales participation fee calculated as 5% of net sales to be applied to the outstanding balance of the term loan until the term loan is paid in full and thereafter paid as a fee. The agreement contains a provision for a sharing fee calculated as 25% of the net profits for the first four full fiscal quarters occurring after the loan agreement payable when the financial statements of the eligible fiscal quarter are delivered. As collateral for advances under the credit facility, TAPP has granted Greystone a security interest in all of its assets including all trademarks and patents. The Company guaranteed the obligations of TAPP up to $250. At February 29, 2008 the revolver had an outstanding balance of $4,121 and the term note had a balance of $2,000 and an excess availability of $9,879 based on loan limits and an excess available credit of $0 based on actual borrowing capacity. The interest rates on the revolving credit facility and term loans were 9% and 11%, respectively, at February 29, 2008.

Note 7 – YA Global

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

The Company also issued YA Global warrants to purchase 525,000 shares of common stock at a price of $2.47 per share and 525,000 shares of common stock at a price of $2.81 per share, exercisable for a period of five years. Titan is obligated to register the common stock underlying the warrant within 90 days of the closing. The warrants had a value of $314 at February 29, 2008. The Company has not yet registered the common stock underlying the warrants. The Company has received a waiver from YA Global related to this deficiency. No penalties have been assessed related to this violation.

The note was issued with a beneficial conversion feature. At issuance, the note was recorded at $1,831 with an associated discount of $4,169. The discount will be amortized over the 36 month term of the note. At February 29, 2008, the note had a recorded balance of $2,013 with an associated unrecognized discount of $3,987.

Note 8 – Seller-Financed Notes and Preferred Stock

Seller-financed debt was provided in connection with the acquisition of Oblio on August 12, 2005, and the Company issued to the Seller, F&L, LLP (“F&L”) formerly known as Oblio Telecom, LLP, an 18-month promissory note in the principal amount of $2,500. The note matured on February 12, 2007 and carried an interest rate of 1% per annum. The note was recorded upon issuance at its fair value of $2,245, and the associated discount of $255 was amortized over the 18-month term of the note. The effective interest rate on the note was approximately 7.50%.

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

As of February 29, 2008, the Company has recorded $3,555 as debt related to the note (net of $15 discount) and $4,811 related to the preferred stock (which includes $311 in accrued dividends).

Note 9 – Deferred Purchase Consideration

On May 11, 2007, the Company acquired certain assets of Ready Mobile, LLC. Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay consideration equal to 55% of earnings before interest, depreciation, taxes, and amortization (EBITDA) for the first 36 months subsequent to the closing, payable monthly in arrears. As of August 31, 2007, the Company had accrued $3,401 for deferred purchase consideration which was management’s estimate of the total amount to be paid for the asset purchase.

As discussed further in Note 15, the Company determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company impaired the goodwill and intangible assets related to Ready Mobile asset purchase as of November 30, 2007. This impairment was offset by a reduction of the Deferred Purchase Consideration to $267 as of November 30, 2007. Furthermore, as the remaining assets associated with the wireless operations were sold on January 25, 2008, (see additional discussion in Note 2), the accrual for deferred purchase consideration was reduced to $0 as of January 25, 2008.

Note 10 – Titan PCB West Convertible Preferred Stock

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

Note 11 – Long-Term Debt

Long-term debt consisted of the following:

Issue	Expiration		Outstanding at
Date	Date	Instrument	2/29/2008
08/12/2005	03/31/2009	$4,823 Seller-Financed Debt	$3,570
12/29/2006	02/01/2011	$20,000 Secured Revolving Note	15,032
12/29/2006	02/01/2011	$7,608 Term Notes A & B	2,469
09/17/2007	09/17/2012	$20,000 Secured Revolving Note	9,924
09/17/2007	09/17/2012	$5,200 Term Notes	4,834
09/17/2007	09/17/2010	$6,000 Convertible Debentures	6,000
09/17/2007	09/17/2010	$5,000 Term Note C	5,000
11/30/2007	08/31/2010	Other	300
12/14/2007	12/29/2009	$14,000 Secured Revolving Note	4,121
12/14/2007	12/29/2009	$2,000 Term Notes	2,000
02/11/2008	02/01/2011	$830 Term Note D	830
Total debt			54,080
Less discount from warrants and derivatives			(4,721)
Total carrying value of debt			49,359
Less current portion of long-term debt			(3,626)
Total long-term debt			$45,733

Long-term debt repayments are due as follows:

Fiscal Year	F&L Note	YA Global	Other	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2008	$2,147	$-	$120	$-	$1,359	$3,626
2009	1,423	-	120	-	1,432	2,975
2010	-	-	60	4,121	3,286	7,467
2011	-	6,000	-	15,032	6,742	27,774
2012	-	-	-	9,924	2,314	12,238
	$3,570	$6,000	$300	$29,077	$15,133	$54,080

Note 12 - Derivative Financial Instrument Liability

Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock, the Company has identified certain embedded and free-standing derivative instruments. Generally, where the ability to physical or net-share settle an embedded conversion option or free standing financial instrument is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated and both the free-standing instruments and bifurcated conversion feature are accounted for as derivative liabilities.

At each reporting date, the Company estimates the fair values of all derivatives and changes in the fair value are charged to operations. For embedded and free-standing derivatives valued using the Black-Scholes option pricing model the following assumptions were used: (1) contractual term of 3 to 7 years; (2) volatility of 115%, (3) risk free interest rates between 4.11% and 4.70% and (4) dividend rate of 0%.

The fair value of the individual long-term embedded and free standing derivatives at February 29, 2008 is as follows:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	Fair Value at 2/29/2008
09/17/2007	09/17/2012	Long-term fair value of conversion feature of convertible debenture		$6,222
Long-term embedded derivatives				6,222

03/24/2006	03/24/2013	6,750,000 Warrants	$0.23	3,295
10/12/2006	10/12/2011	250,000 Warrants	$1.00	90
10/12/2006	10/12/2011	250,000 Warrants	$1.10	87
12/29/2006	12/29/2011	500,000 Warrants	$1.00	186
09/17/2007	09/17/2012	500,000 Warrants	$2.00	167
09/17/2007	09/17/2012	525,000 Warrants	$2.47	160
09/17/2007	09/17/2012	525,000 Warrants	$2.81	154
Total long-term free-standing derivatives				4,139

08/12/2005	03/31/2009	Long-term fair value of conversion feature of Oblio Series A Preferred Stock	$1.50	-

Total embedded and free-standing derivative liabilities				$10,361

Note 13 – Related-Party Notes Payable

On September 28, 2007, the Company entered into a 6.5% promissory note with Frank Crivello, managing partner of the Crivello Group (a stockholder). The maturity date of the note was March 28, 2008. As of February 29, 2008, the outstanding balance of the note payable was $250. Payment on the note has not been made and the revised maturity date has not been determined as of April 14, 2008.

On February 25, 2008, the Company, through its Titan PCB East subsidiary, entered into a 10% promissory note with The Irrevocable Children’s Trust (a stockholder). The note has a six-month term with all interest and principal due at maturity. As of February 29, 2008, the outstanding balance of the promissory note was $110.

On February 26, 2008, the Company, through its Titan PCB West subsidiary, entered into a 10% promissory note with The Irrevocable Children’s Trust (a stockholder). The note has a six-month term with all interest and principal due at maturity. As of February 29, 2008, the outstanding balance of the promissory note was $200.

On February 29, 2008, the Company entered into a 10% promissory note with The Irrevocable Children’s Trust (a stockholder). The note has a six-month term with all interest and principal due at maturity. As of February 29, 2008, the outstanding balance of the promissory note was $33.

On February 29, 2008, Titan PCB West received a cash advance of $20 from Mike Kadlec on a $70 promissory note dated March 4, 2008. The note bears interest at an annual rate of 10% and matures on September 4, 2008. Interest is payable monthly and the principal amount is due at maturity. Mike Kadlec is currently the Senior Vice President of Sales for Titan PCB West.

On February 29, 2008, Titan PCB West received a cash advance of $37 from Ed Peterson on a $67 promissory note dated March 4, 2008. The note bears interest at an annual rate of 10% and matures on September 4, 2008. Interest is payable monthly and the principal amount is due at maturity. Ed Peterson is currently the Vice President of Operations for Titan PCB West.

Note 14 – Short-Term Notes Payable

The Company has entered into 12-month financing agreements with several vendors to purchase fixed assets for its electronics and homeland security division. As of February 29, 2008, $132 is outstanding under these short-term notes payable.

As discussed in Note 2, the Company assumed certain short-term notes payables in the acquisitions of USAD and the surrender of assets of Titan Nexus. As of February 29, 2008, the Company has recorded $1,284 related to these short-term notes payable.

Note 15 – Impairment of Goodwill and Intangible Assets

Subsequent to November 30, 2007, the Company’s communications division experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such the Company evaluated the division’s goodwill and other intangible assets for impairment based on changes in the business model. Based on the determination of management, the Company fully impaired the goodwill and all of the intangible assets of Oblio with the exception of the trade names as of November 30, 2007. Management determined to retain the trade names associated with Oblio and to continue to market them under Titan Communications and/or Pinless, Inc, dba Planet Direct.

Simultaneously, the Company determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Accordingly, the Company incurred an impairment charge for $14,572 of goodwill and intangible assets related to the Oblio and Titan Wireless as of November 30, 2007.

In connection with the formation of our global brands division and related acquisition of USA Detergents on October 16, 2007, goodwill in the amount of $6,569 was established as of the acquisition date as part of the purchase price allocation. During the due diligence phase of the acquisition of USAD and prior to acquisition, the Company made certain assumptions regarding the working capital necessary to revitalize the core business of USAD. During the execution phase of the post-acquisition reorganization plan, the Company was unable to successfully negotiate work-out payment plans with key suppliers, and the Company reevaluated the working capital requirements of this subsidiary and determined it was not feasible to fund the operations of USAD. As such, management determined to cease operations in its current structure. Accordingly, the Company incurred an impairment charge for $6,569 of goodwill related to the USA Detergent acquisition as of November 30, 2007.

Note 16 - Stock Options and Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, under which the Company recognizes compensation expense of a stock-based award over the vesting period based on the fair value of the award on the grant date, net of forfeitures. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model. No stock-based compensation awards were granted during the six months ended February 29, 2008.

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

Note 18 – Treasury Stock

On May 9, 2007, the Company’s Board of Directors approved a 4,000,000 share open market buyback program. The Board cited its attractive share price, as well as, reported record financial revenue results and strategic progress from its various business units in making this decision. As of February 29, 2008, the Company had repurchased 1,274,157 shares for $1,660 including transaction costs under the repurchase program. The Company also repurchased 50,000 shares of employee stock options for $55 in June 2007.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/09/07	08/31/07	1,087,307	$1.35	1,037,307
09/01/07	11/30/07	24,850	1.62	24,850
12/01/07	02/29/08	212,000	0.98	212,000
Total		1,324,157	$1.30	1,274,157	2,725,843

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

On October 12, 2007, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with AT&T, effective as of October 11, 2007. Prior to the Settlement Agreement, Oblio had refused to pay AT&T for previously delivered services in response to AT&T’s refusal to honor Oblio’s request for a refund of certain Universal Service Fund pass through charges which Oblio had alleged that it paid previously to AT&T. Pursuant to the Settlement Agreement, AT&T agreed to waive and discharge its right to receive $7,200 and Oblio issued a promissory note for the payment of the balance of $600 in interest to AT&T in full settlement of the Partial Final Award issued in the arbitration proceeding on the counter claims brought by AT&T against Oblio and in full settlement of the Oblio’s Universal Service Fund claim against AT&T. As Oblio had already recorded its liability in its accounts payable, the $6,600 net reduction in accounts payable reduced cost of sales during the three months ended November 30, 2007.

Oblio has remitted $500 to AT&T in compliance with the Settlement Agreement as of February 29, 2008. Additionally, the Company has recorded $100 as a liability to AT&T as of February 29, 2008 for the remainder of the amounts due AT&T per the Settlement Agreement.

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

As of February 29, 2008, the Company has fully reserved and allowed for the $2,199 in accounts receivable from Clifton. The Company has recorded no other amounts related to this suit.

ALLSTATE PRINTING & PACKAGING, INC
On March 25, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Allstate Printing & Packaging, Inc. (“Allstate”). Allstate is seeking $86 for alleged unpaid invoices for services rendered in Passaic County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at February 29, 2008.

AMERTEL COMMUNICATIONS, INC
On April 2, 2008, the Company’s subsidiaries, Oblio and Titan Wireless, were notified, via a process server, that it was being sued by Amertel Communications, Inc. (“Amertel”). Allstate is seeking $275 for alleged unpaid refunds for products purchased in the US District Court, MD. This action is currently pending. The Company disputes the amounts alleged to be due, and Management is unable to estimate the ultimate liability, if any, related to this claim at February 29, 2008.

BARRON S. WALL, INC. t/a INSURANCE CONSULTING ASSOCIATES
On March 7, 2008, the Company’s subsidiary, USAD, was notified, via a process server, that it was being sued by Barron S. Wall, Inc. t/a Insurance Consulting Associates (“Barron”). Barron is seeking $7 for alleged unpaid invoices for services rendered in Middlesex County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at February 29, 2008.

F&L, LLP
On November 27, 2007, the Company was notified, via a process server, that it was being sued by F&L, LLP (“F&L”) in the District Court of Dallas County, Texas 160th Judicial District. F&L is seeking the Company to perform on its guarantee of notes payable from Oblio to F&L. Principal amounts due to F&L, LLP as of February 29, 2008 is $3,570. This action is currently pending. The Company has recorded the amounts due as a liability as of February 29, 2008. Oblio has also recorded accrued interest of $410 related to this obligation. The Company has filed a counterclaim against F&L and Sammy Jibrin for fraud.

GEOTEL INTERNATIONAL, LC
On January 31, 2008, the Company’s subsidiary, Starttalk, was notified, via a process server, that it was being sued by Geotel International, LC (“Geotel”). Geotel is seeking $73 for alleged unpaid invoices for services rendered in Miami-Dade County: Circuit Court, FL. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at February 29, 2008.

HAWAII GLOBAL EXCHANGE, INC. AND TRANSPAC TELECOM, INC.
On December 21, 2007, the Company’s subsidiary Oblio, filed a lawsuit against Hawaii Global in 162nd Judicial District Court of Dallas County, Texas. Oblio sought to recover $1,319 for unpaid product. Hawaii Global then removed the lawsuit to the United States District Court for the Northern District of Texas. Hawaii Global then moved to dismiss the Texas lawsuit based upon lack of personal jurisdiction and in the alternative to transfer the Texas lawsuit to the United States District Court of Hawaii. The District Court denied Hawaii Global’s motion to dismiss and or transfer. On January 29, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Hawaii Global Exchange, Inc. and Transpac Telecom, Inc. (“Transpac”). Transpac is alleging violation of the Communications Act, breach of oral contract, promissory estoppel, and intentional interference with contractual relations and/or prospective economic advantage in US District Court, HI. Oblio then filed a motion to dismiss the Hawaii lawsuit based upon lack of personal jurisdiction or, in the alternative, to transfer the Hawaii lawsuit to Texas. Although Hawaii Global and Transpac have opposed the motion to dismiss, they have consented to the transfer of the Hawaii lawsuit to the Northern District of Texas. Once the Hawaii lawsuit has been transferred, it is likely that the two lawsuits will be consolidated. This action is currently pending. The Company disputes these allegations and will defend itself, and Management is unable to estimate the ultimate liability, if any, related to this claim at February 29, 2008.

LEVEL 3 COMMUNICATIONS, LLC
On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. This action is currently pending. The Company has accrued in accounts payable at February 29, 2008, $2,042 of the amounts alleged to be due, which is the amount Management believes will ultimately be paid related to this claim.

LATIN AMERICAN VOIP, INC
On December 26, 2007, the Company’s subsidiaries, Oblio and Starttalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”). Latin American VOIP is seeking $723 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable as of February 29, 2008.

STX COMMUNICATIONS, INC
On January 16, 2008, STX Communications, LLC d.b.a. STX Phone Cards (“STX”) sought a Temporary Restraining Order (“TRO”) in the 14th Judicial District Court of Dallas County, Texas against the Company’s subsidiary Oblio. The TRO immediately restrained Oblio from suspending its network support for any pre-paid phone card supplied by Oblio to STX and from taking any action to impair the network supporting any pre-paid phone card supplied by Oblio to STX. On January 23, 2008, the Company was notified by its attorneys that the TRO became effective and enforceable and that the Company was in violation of its TRO and was subject to sanctions for contempt of court. As of January 24, 2008, the Company has complied with the request and is no longer in violation of the order. Oblio has filed a counterclaim against STX of unpaid product.

WESTERN PRINT & MAIL, LLC
On January 25, 2008, the Company’s subsidiary Titan Wireless was notified, via a process server, that it and Ready Mobile, LLC were being sued by Western Print & Mail, LLC (“Western”). Western is seeking $71 including late charges from Ready Mobile, LLC. Western is seeking $183 from Titan Wireless, which includes the $71 from Ready Mobile, LLC and $112 including late charges from Titan Wireless, for alleged unpaid invoices for services rendered in Iowa District Court for Linn County. This action is currently pending. The Company has accrued $103 of the amounts alleged to be due from Titan Wireless in its accounts payable at February 29, 2008. The Company has not accrued any amounts related to the charges incurred by Ready Mobile, LLC. As per the asset purchase agreement with Ready Mobile, LLC, this liability was not assumed, and therefore is not a responsibility of the Company. In addition, the Titan Wireless liability was assumed by Boomerang Wireless, Inc. on January 25, 2008 with the sale of certain CMDA assets as discussed in Note 2.

OTHER LEGAL MATTERS
Subsequent to November 30, 2007, the Company’s subsidiary, Oblio, filed Motions for Writ of Garnishment against various customers for lack of payment for services rendered by Oblio. Motions for Writ of Garnishment have been issued for Touchtell Communications, Inc., Pactel Corporation, Detroit Phone Cards, and Diamond Phone Cards.

On February 15, 2008, Oblio filed two lawsuits in the United States District Court for the Northern District of Texas against various individuals and entities. One of the lawsuits alleged violations of the RICO Act (conspiracy to defraud), and the other lawsuit alleged violations of the Lanham Act (trademark infringement)

As of February 29, 2008, the Company has fully reserved and allowed (through its allowance for doubtful accounts $11,401 and its allowance for sales returns $3,552) $14,953 in accounts receivable recorded for the communications division matters referenced above including Clifton.

Note 20  – Contingency

In January 2007, prior to the Company’s purchase of Appco, Appco entered into a settlement agreement with one of its cigarette vendors totaling $2,500. The settlement was in response to an investigation by the Federal Bureau of Alcohol, Tobacco and Firearms related a buy-down marketing program and certain contractual limitations with a cigarette vendor. Appco satisfies this obligation through the application of marketing funds that would have been otherwise received from the vendor through a marketing program. As of February 29, 2008, $1,030 of the original settlement obligation remains unpaid of which $502 is a current liability.

Note 21 - Segment Information

The Company considers itself in four distinct operating segments.

The Company, through its subsidiaries PCB West, PCB East and Titan Nexus, is a fabrication service provider of time sensitive, high tech, prototype and pre-production printed circuit boards, providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. The Company considers this its electronics and homeland security business segment.

The Company, through its subsidiaries Titan Communications and Pinless, dba Planet Direct, is engaged in the creation, marketing, and distribution of prepaid telephone other related activities. The Company considers this its communications business segment.

The Company, through its Appco subsidiary, distributes petroleum fuels and operates retail convenience stores. The Company considers this its energy business segment.

The Company, through its Titan Apparel subsidiary headquartered in Santa Barbara, California designs, develops and markets stylish footwear for men, women and children. The Company acquired certain assets in TAPP in a transaction on December 14, 2007. The Company’s USAD subsidiary headquartered in North Brunswick, New Jersey, manufactures and distributes value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates was previously included in this segment but is considered discontinued operations. The Company considers this its global brands business segment.

	Three Months Ended
	2/29/2008
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales:	$8,411	$12,527	$102,529	$1,401	$-	$124,868
Interest expense:	242	616	841	169	309	2,177
Net income (loss) from continuing operations:	5,904	4,029	(2,051)	(1,400)	(5,783)	699
Loss from discontinued operations	-	-	-	(3,615)	-	(3,615)
Net income (loss):	5,904	4,029	(2,051)	(5,015)	(5,784)	(2,917)
Assets:	17,780	13,695	40,255	14,438	(100)	86,068
Accounts receivable, net:	4,210	1,740	6,778	1,401	-	14,129
Inventory, net	2,138	-	8,501	2,395	-	13,034
Equipment and improvements, net:	3,047	351	11,544	918	125	15,985
Depreciation expense:	255	54	562	2	13	886
Goodwill and indefinite lived intangible assets:	8,571	-	9,277	-	-	17,848
Definite lived intangible assets, net	-	4,205	732	-	-	4,937

	Three Months Ended
	2/28/2007
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales:	$5,140	$30,938	$-	$-	$-	$36,078
Interest expense:	(182)	1,602	-	-	4	1,424
Net income (loss):	127	2,582	-	-	(788)	1,921
Assets:	6,168	49,544	-	-	295	56,007
Accounts receivable, net:	3,100	13,451	-	-	-	16,551
Inventory, net	1,065	1,165	-	-	-	2,230
Equipment and improvements, net:	1,661	349	-	-	-	2,010
Depreciation expense:	167	32	-	-	-	199
Goodwill and indefinite lived intangible assets:	-	4,448	-	-	-	4,448
Definite lived intangible assets, net:	-	18,761	-	-	-	18,761

	Six Months Ended
	2/29/2008
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales:	$15,192	$34,854	$192,544	$1,401	$-	$243,991
Interest expense:	431	1,263	1,222	169	556	3,641
Net income (loss) from continuing operations:	6,478	(14,638)	(2,486)	(1,400)	(4,029)	(16,075)
Loss from discontinued operations	-	-	-	(11,314)	-	(11,314)
Net income (loss):	6,478	(14,638)	(2,486)	(12,714)	(4,029)	(27,389)
Impairment of intangibles:	-	14,572	-	-	-	14,572

	Six Months Ended
	2/28/2007
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales:	$-	$55,511	$10,552	$-	$-	$66,063
Interest expense:	(31)	2,257	-	-	4	2,230
Net income (loss):	(5,047)	1,544	-	-	(436)	(3,939)

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States.

Note 22 - Discontinued Operations and Bankruptcy Filing in Global Brands Segment

Facts and Circumstances

During the second quarter of fiscal 2008, the Company ceased its manufacturing operations for filling and packaging USAD liquid products. The Company has segregated the operating results of USAD from the results of continuing operations and classified them as discontinued operations for the three- and six-month periods ended February 29, 2008. As USAD was acquired on October 17, 2007, during the current fiscal period, prior period operating results were not restated. On February 12, 2008, several suppliers of USAD filed an involuntary Chapter 7 bankruptcy petition with the United States Bankruptcy Court in the District of Delaware. The Company is in the process of converting the Chapter 7 bankruptcy filing to a Chapter 11 bankruptcy filing and is also pursuing other alternatives for the assets of USAD, which could include a sale or facility closure and subsequent liquidation. The Company is exploring opportunities to maximize the value of the brands by outsourcing filling and packaging of USAD brands, licensing USAD brands to other manufacturers, and other alternatives.

Financial Detail of the Discontinued Operations

The results of operations of the discontinued USAD are as follows:

	Three	Six
	Months	Months
	Ended	Ended
	2/29/2008	2/29/2008
Sales - Global brands division	$2,057	$5,240
Cost of sales - Global brands division	2,662	5,867
	(605)	(627)
Operating expenses:
Sales and marketing	454	969
General and administrative expenses	1,679	2,078
Bad debt expense	567	567
Impairment of intangibles	-	6,569
Amortization of intangibles	129	193
	2,829	10,376
Loss from operations	(3,434)	(11,003)

Other income (expenses):
Other income	19	59
Interest expense	(200)	(370)
Loss from discontinued operations	$(3,615)	$(11,314)

The principal balance sheet items of the assets held for sale are stated below:

February 29,
2008
Current assets
Cash and cash equivalents	$161
Accounts receivable, trade (less allowance for doubtful accounts of $1,878)	1,422
Inventory, net	3,360
Prepaid expenses and other current assets	315
Total current assets	$5,258

Non-current assets
Equipment and improvements, net	$1,929
Definite-lived intangible assets, net	2,367
Other assets	98
Total non-current assets	$4,394

Current liabilities
Accounts payable - trade	$8,863
Accrued liabilities	1,273
Short-term notes payable	1,250
Current portion of long-term debt	936
Total current liabilities	$12,322

Non-current liabilities
Lines of credit	$5,041
Long-term debt	2,819
Other long-term liabilities	557
Total non-current liabilities	$8,417

Long-term debt consisted of the following:

Issue	Expiration		Outstanding at
Date	Date	Instrument	2/29/2008
10/16/2007	01/01/2010	$10,000 Secured Revolving Note	$5,041
10/16/2007	01/01/2010	$4,087 Term Notes	3,755
Total debt			8,796
Less current portion of long-term debt			(936)
Total long-term debt			$7,860

Long-term debt repayments are due as follows:

Fiscal Year	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2008	$-	$936	$936
2009	-	863	863
2010	5,041	1,956	6,997
	$5,041	$3,755	$8,796

Note 23 - Subsequent Events

On March 5, 2008, the $5,000 Term Note C with Greystone was satisfied in full with the $5,000 in restricted cash that was held as collateral against the obligation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Forward Looking Information/Risk Factors. ” This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with its unaudited consolidated financial statements and the related notes included elsewhere in this report.

Overview

A detailed overview of our business and history is set forth in our Annual Report on Form 10-KSB for the year ended August 31, 2007, to which overview we make reference. All amounts excluding share and per share amounts referenced below are stated in thousands unless otherwise noted.

Summary Corporate Background

The Company is a diversified holding company with a dynamic portfolio of subsidiaries in the energy, communications, apparel, electronics and homeland security industries. The Company is committed to serving its broad base of customers and end consumers through a variety of wholesale and retail offerings. The Company has recruited and acquired through acquisitions a talented team of dedicated employees.

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

On September 28, 2006, the Company established Titan Wireless Communications, Inc. Titan Wireless is the Company’s prepaid wireless communications subsidiary and is a Mobile Virtual Network Operator (“MVNO”). Titan Wireless marketed its MVNO through two brands, BRAVO cellular and Picante Movil.

On May 11, 2007, the Company through its subsidiary Titan Wireless acquired certain assets of Ready Mobile, LLC. Ready Mobile is in the business of creating, marketing, and distributing prepaid telephone products for the wireless markets. Pursuant to the terms of the Asset Purchase Agreement dated as of April 9, 2007, the Company agreed to pay consideration equal to 55% of earnings before interest, depreciation, taxes, and amortization (EBITDA) for the first 36 months subsequent to the closing, payable monthly in arrears. The EDITDA calculation is based on revenue from the acquired distribution channels off set by a formula based expense structure. The assets acquired include all fixed assets, equipment, furniture, fixtures, and leasehold improvements located at Ready Mobile’s offices in Hiawatha, Iowa, and used by Ready Mobile in connection with its business. The Company also acquired all contracts and intellectual property of Ready Mobile used in the operation of the business. Substantially all of the assets of Titan Wireless were sold to Boomerang Wireless in an asset purchase agreement on January 25, 2008 for a $1,000 promissory note, a release of liability for asserted salary and bonus claims of $737 and the assumption of certain liabilities.

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

On October 16, 2007, the Company exercised its option to acquire 80% of the issued and outstanding capital of USA Detergents, Inc. (“USAD”) in exchange for one dollar pursuant to the Stock Purchase Agreement dated July 30, 2007 by and among the Company, USAD and USAD Metro Holdings, LLC, as amended. USAD is headquartered in North Brunswick, New Jersey and is a manufacturer and distributor of value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates. On February 12, 2008, several suppliers of USAD filed an involuntary Chapter 7 bankruptcy petition with the United States Bankruptcy Court in the District of Delaware. The Company is in the process of converting the Chapter 7 bankruptcy filing to a Chapter 11 bankruptcy filing and is also pursuing other alternatives for the assets of USAD, which could include a sale or facility closure and subsequent liquidation. The Company is exploring opportunities to maximize the value of the brands by outsourcing filling and packaging of USAD brands, licensing USAD brands to other manufacturers, and other alternatives

On November 2, 2007, Titan Nexus, Inc. (“Titan Nexus”), an indirect subsidiary of Titan Global Holdings, Inc. (the “Company”), entered into a limited recourse assignment (the “Assignment”) with YA Global Investments, L.P. (“YA Global”). Pursuant to the Assignment, Titan Nexus was assigned all rights, title and interest to YA Global’s secured convertible debt position in Nexus Nano Electronics, Inc. (“Nexus Nano”), in the aggregate amount of $11,245, including principal and interest. The obligations are secured by all of Nexus Nano’s assets. In consideration for the Assignment (i) Titan issued YA Global 2,000,000 shares of common stock, valued at $2.00 per share, the price of the stock at the time of the closing, and (ii) Titan PCB West, Inc. (“Titan West”), a direct subsidiary of the Company and the parent company of Titan Nexus, issued YA Global 103,503 shares of Titan PCB West series A convertible preferred stock.

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

On December 14, 2007, Titan Apparel, Inc. (“Titan Apparel”), a wholly owned subsidiary of Titan Global Holdings, Inc., acquired substantially all of the assets of Global Brand Marketing Inc (“Global”). Global, located in Santa Barbara, CA, owns the popular brands Dry-shod, No Mass, Mehandi and Funflopps. Global operates under the banner Global Feet and sells its footwear products in 130 countries worldwide. The purchase price of $7,961 was financed through a credit facility with Greystone Business Credit II L.L.C.

During January 2008, the Company created Titan Communications, Inc. (“Titan Communications”) and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and began exploring new relationships outside our historical distribution and supply channels.

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

Titan Communications Division

Titan Communications Division is comprised of prepaid international long distance distribution, international long distance network operations and prepaid wireless distribution. The Company started its Communications Division with the purchase of the assets of Oblio Telecom in August 2005. Oblio Telecom was comprised of a strategic relationship with a tier one communications provider and a distribution network of over 60,000 retail locations for prepaid international long distance products. Subsequent to the acquisition of Oblio Telecom, the Company expanded relationships to another strategic tier one provider, began international network operations through its subsidiary Starttalk, Inc, and purchased assets of Ready Mobile, LLC to expand its prepaid wireless distribution of CDMA handsets. In the 2nd quarter of fiscal 2008, the Company created Titan Communications, Inc., began operating its Pinless, Inc. subsidiary as Planet Direct, entered into a strategic relationship with a tier one international long distance telecommunications provider, ceased doing business as Oblio Telecom, divested of the wireless assets and suspended the international network operations.

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

In the quarter ended February 29, 2008, the Company created Titan Communications to further its strategic endeavors in the prepaid international long distance marketplace, and began exploring new relationships outside Oblio’s traditional distribution and supply channels.  Additionally, the Company no longer had strategic relationships with tier one partners for resale of prepaid international calling cards due to disputes over USF charges (see Note 17 to the consolidated financial statements). Simultaneously the Company experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such, the Company evaluated goodwill and other assets for impairment based on changes in business model. Goodwill and other intangibles of $4,666 were determined to be impaired and were written off during the quarter ended November 30, 2007. As of February 29, 2008, the allowance for sales returns remained at $3,552 and the allowance for uncollectible accounts receivable was increased to $11,272 for Oblio Telecom.

In the second quarter of fiscal 2008, Titan Wireless, Inc (“Titan Wireless”), the Company’s wireless operating subsidiary, determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Goodwill associated with the purchase of Ready Mobile, LLC and the goodwill associated with the CDMA MVNO agreement in the amount of $9,906 was expensed as impaired as of November 30, 2007.  In addition, the remaining goodwill, definite and indefinite lived assets were written off against the contingent purchase price commitment established with the asset purchase from Ready Mobile, LLC. Titan Wireless has sold its CDMA wireless subscriber base and distribution network. Titan Wireless is concurrently seeking other strategic relationships to offer GSM handsets and airtime to its distribution channels, which would reduce capital costs per subscriber on an on-going basis.

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

Titan Global Brands

Titan Global Brands was formed to integrate, protect and expand brand management capabilities and to identify and purchase other consumer product brands that can leverage and optimize growth from the Company's distribution channels. On October 17, 2007 the Company completed its acquisition of USA Detergents, Inc. (“USAD”). USAD distributed mixed truckloads of laundry, cleaner and candle brands at attractive prices and in unique merchandising configurations. By leveraging brand extensions and licensing agreements with consumer product conglomerates, USAD's brand extensions include Arm & Hammer, Aim, Close-up, Pepsodent, Betty Crocker, Snapple, Fabulous and Oxymax. Additionally, USAD owns tier one brands such as Country Air, Crystal Shine, Fine Care HS, Swiss Pine and Touch of Glass and USAD owns tier two brands such as Laundry Bright, Plumbers Aid, Power Scrub and Xtra Easy. USAD also owns 50% of net profits generated by the liquid cleaner portion of the Brillo brand. During the second quarter of fiscal 2008, the Company ceased its manufacturing operations for filling and packaging USAD liquid products. In addition, on February 12, 2008, several suppliers of USAD filed an involuntary Chapter 7 bankruptcy petition with the United States Bankruptcy Court in the District of Delaware. The Company is in the process of converting the Chapter 7 bankruptcy filing to a Chapter 11 bankruptcy filing and is also pursuing other alternatives for the assets of USAD which could include a sale or facility closure and subsequent liquidation. The Company is exploring opportunities to maximize the value of the brands by outsourcing filling and packaging of USAD brands, licensing USAD brands to other manufacturers, and other alternatives. See additional discussion in Note 22 to the consolidated financial statements.

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

In our energy division, we recognize sales of petroleum and other items when the title passes to the customer. We recognize the gross amounts earned from sales to wholesale customers as revenues. Shipping and handling costs charged to customers are included in our sales. At February 29, 2008 we had $0 allowance for returns and an allowance for doubtful accounts of $90. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

Sales in our energy division are subject to volatility based on trading prices of petroleum and the competitive forces in our markets. We expect sales to continue to remain constant in fiscal year 2008 subject to changes in trading prices of petroleum.

In the communications division, the Company recognizes revenue upon the activation of its prepaid calling cards (except StartTalk products) by the customers or the transfer of risk of loss on our prepaid wireless handsets. The Company recognizes revenue as the minutes are used on our StartTalk products as that is when the revenue is earned. StartTalk products are provided through switches that the Company owns and/or leases and thus the Company is responsible for inbound and outbound termination. The third party switches bill as minutes are used. The Company records an estimated liability for these minutes when the cards are activated. Breakage is recognized ratably over the anticipated usage of cards. Revenue is deferred on StartTalk products that have been sold but services have not yet been provided to the end customer. The Company records sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results and current information related to specific customer accounts. At February 29, 2008 we had an allowance for returns of $3,552 and an allowance for doubtful accounts of $11,401. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

We are currently evaluating the future direction of our prepaid international long distance business and the prepaid wireless business. We have incorporated Titan Communications, Inc., begun operating our Pinless, Inc. subsidiary as Planet Direct, entered into a strategic relationship with a tier one international long distance telecommunications provider, ceased doing business as Oblio Telecom, divested of the wireless assets and suspended the international network operations. Additionally, we are pursuing more economic means to provide prepaid wireless services to our distribution channels and customers. Specifically, we are pursuing opportunities to provide GSM services and/or other alternatives for prepaid wireless services and airtimes to our customers.

In our electronics and homeland security division, we recognize sales upon shipment to our customers. We record net sales as gross sales less an allowance for returns and discounts. At February 29, 2008 we had approximately 260 customers in our electronics and homeland security division. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because our customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At February 29, 2008, we had an allowance for returns of $109 and an allowance for doubtful accounts of $330. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

In our global brands division, we recognize sales at the time the merchandise is shipped to our distribution customers. At February 29, 2008 we had $0 allowance for returns and an allowance for doubtful accounts of $2,762. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

In our communications division, cost of sales consists of network costs associated with terminating our customers’ traffic, regulatory fees, printing and shipping. The cost of wireless handsets is also included in cost of sales in our prepaid wireless division as well. Our cost of sales can fluctuate with changes in the amount of traffic to certain destinations, changes in the regulatory fees to certain destinations and method of call termination. Our network capacity utilizes least cost routing software which chooses routes real time from many suppliers for each destination to maintain a competitive cost base and acceptable call quality. If we are successful completing a strategic relationship with another tier one partner or other strategic partners, we could experience improvements in our margins.

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

Operating and Non-Operating Expenses

Each division’s operating expenses for the three months ended February 29, 2008 and 2006 are comprised of marketing, general and administrative, certain non-recurring costs and costs related to mergers and acquisitions.

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

Gain or Loss from Derivative Liabilities

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion or other features that are required to be bifurcated and accounted for separately as derivative financial instruments. Generally, where the ability to physical or net-share settle an embedded conversion option is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative liability. In connection with the sale of convertible debt and equity instruments, we may also issue free-standing options or warrants. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these free-standing options and warrants as derivative liabilities, rather than as equity. Certain instruments, including convertible debt and equity instruments and free-standing options and warrants, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock. The existence of these potential cash penalties may require that the embedded conversion option and the free-standing options or warrants be accounted for as derivative instrument liabilities.

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of operations. For derivative liabilities related to free-standing warrants and embedded conversion features, we use the Black-Scholes option pricing model to determine the fair value. For derivative liabilities related to registration rights agreements and cash payment premiums, we used a discounted present value of expected future cash flows to determine the fair value. To the extent that the initial fair values of the bifurcated and/or free-standing derivative liabilities exceed the total proceeds received, an immediate charge to the statements of loss is recognized, in order to initially record the derivative liabilities at fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to the statements of operations, using the effective interest method.

Results of Operations

As of February 29, 2008, the Company has a working capital deficit of $14,184 including current assets and current liabilities from discontinued operations, a working capital deficit of $7,120 excluding current assets and current liabilities from discontinued operations and an accumulated deficit of $78,091. The Company generated sales of $124,868 and $36,078 for the three months ended February 29, 2008 and February 28, 2007, respectively; and incurred a net loss and had net income of $2,916 and $1,921, respectively. The Company generated sales of $243,991 and $66,063 for the six months ended February 29, 2008 and February 28, 2007, respectively; and incurred a net loss of $27,389 and $3,939, respectively. In addition, the Company used $8,848 and generated $3,776 of cash flows from continuing operations during the six months ended February 29, 2008 and February 28, 2007, respectively.

Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007

The following table sets forth the results of operations for the three months ended February 29, 2008 and February 28, 2007 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended
	2/29/2008		2/28/2007
Sales - Energy division	$102,529	82%	$-	-%
Sales - Communications division	12,527	10	30,938	86
Sales - Electronics and homeland security division	8,411	7	5,140	14
Sales - Global brands division	1,401	1	-	-
Total sales	124,868	100	36,078	100

Cost of sales - Energy division	97,849	78	-	-
Cost of sales - Communications division	6,102	5	27,166	75
Cost of sales - Electronics and homeland security division	8,166	7	5,057	14
Cost of sales - Global brands division	1,341	1	-	-
Total cost of sales	113,458	91	32,223	89

Gross profit	11,410	9	3,855	11

Operating expenses:
Sales and marketing	570	*	576	2
General and administrative	11,058	9	2,798	8
Bad debt expense	4,213	3	89	*
Amortization of intangibles	527	*	1,335	4
Total operating expenses	16,368	13	4,798	13

Operating income	(4,958)	(4)	(943)	(3)
Other income	593	*	20	*
Interest expense	(2,177)	(2)	(1,424)	(4)
Gain on disposal of assets	2,030	2	-	-
Gain (loss) on value of derivative instruments	5,211	4	(3,522)	(10)
Gain on extinguishment of debt	-	*	7,790	22
Net income from continuing operations	$699	1%	$1,921	5%

Loss from discontinued operations	(3,615)	(3)	-	-
Net income/(loss)	$(2,916)	(2)%	$1,921	5%

Sales. Sales increased by $88,790 or 246% from $36,078 in the three months ended February 28, 2007 to $124,868 in the three months ended February 29, 2008.  Sales increased primarily due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007.  In addition, the communications division is transitioning from selling products terminating on owned and or leased switching gear through its Oblio subsidiary to product offerings with service provided by a tier one telecommunications provider through its Pinless, Inc subsidiary as Planet Direct. As such, sales in the communication division decreased by $18,411 or 60% from $30,938 in the three months ended February 28, 2007 to $12,527 in the three months ended February 29, 2008. The majority of the sales in three-month period were attributable to prepaid international calling card products sold in prior periods that had not been used by the end consumer. This deferred revenue was recognized in the three months ended February 29, 2008 as sales in accordance with our revenue recognition policy.

Cost of Sales. Cost of sales increased $81,235 or 252%, from $32,223 in the three months ended February 28, 2007 to $113,458 in the three months ended February 29, 2008, and as a percentage of sales increased from 89% in the three months ended February 28, 2007 to 91% in the three months ended February 29, 2008. The cost of sales increased due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007. Cost of sales in the communication division decreased $21,064 or 78%, from $27,166 in the three months ended February 28, 2007 to $6,102 in the three months ended February 29, 2008.  Costs of sales decreased in the communications division due to the decrease in sales in part but also to increased margins for the three months ended February 29, 2008 as compared to the corresponding prior period. The increased margin is due to prepaid international calling card minute delivery modifications in the 2008 period for products managed on owned and or leased switching gear. In the prior period, the vast majority of the sales were generated from products serviced by third parties and the communications division primarily served as a distributor with primarily fixed margins.

Sales and Marketing. Sales and marketing expenses decreased by $6 or 1%, from $576 in the three months ended February 28, 2007 to $570 in the three months ended February 29, 2008. As a percentage of sales, sales and marketing expense decreased from 2% in the three months ended February 28, 2007 to less than 1% in the three months ended February 29, 2008. This decrease is primarily attributable to lower sales and marketing expenses as a percent of sales in our Titan Energy division in the three months ended February 29, 2008 as compared to the three months ended February 28, 2007 offset by sales and marketing expenses in our newly formed Titan Global Brands division.

General and Administrative Expenses. General and administrative expenses increased $8,260 or 295% from $2,798 in the three months ended February 28, 2007 to $11,058 in the three months ended February 29, 2008. As a percentage of sales, general and administrative expense was consistent for the comparable periods. General and administrative expense increases were attributable to the acquisitions that occurred during the 2008 fiscal period. Acquired entity general and administrative expenses constituted $8,219 of the $11,058 general and administrative expenses for the three months ended February 29, 2008.

Bad Debt Expense. Bad debt expense increased $4,124 or 4,634% from $89 in the three months ended February 28, 2007 to $4,213 in the three months ended February 29, 2008. As a percentage of sales, bad debt expense increased due to an increase in the allowance for doubtful accounts in our communications division. In connection with the dispute with one of our wholesale providers, management determined that the collection of several customer receivables was considered doubtful and an appropriate reserve was established. While management will continue its collection efforts, an adjustment to the established allowance for doubtful accounts will be made when and if those certain accounts are collected or are deemed to be collectible. Oblio has allowed $11,272 for uncollectible accounts and $3,552 for sales returns related to these disputes.

Amortization of Intangibles. Amortization of intangibles decreased $808 or 61% from $1,335 in the three months ended February 28, 2007 to $527 in the three months ended February 29, 2008. Amortization of intangibles decreased during the three months ended February 29, 2008 due to the impairment recorded during the quarter ended November 30, 2007 in the communications division. Intangible assets that were being amortized in the prior period were impaired in a prior quarter and are therefore no longer being amortized.

Interest Expense. Interest expense increased $753 or 53%, from interest expense of $1,424 in the three months ended February 28, 2007 to $2,177 in the three months ended February 29, 2008. Interest expense increased primarily due to the debt used to finance our acquisition in our Titan Energy division, Titan Apparel, and Titan Nexus.

Gain on Disposal of assets.  Gain on disposal of assets increased $2,030 from $0 in the three months ended February 28, 2007.   The gain on disposal of assets is due to the sale of substantially all of our prepaid wireless assets on January 25, 2008.  A portion of the consideration on the sale of the wireless assets was a $1,000 promissory note. An allowance was established on the date of the closing for the full amount of the $1,000 promissory note. A reserve was established for the note based on the poor credit worthiness of Boomerang and its lack of stable financing. The gain on disposal of assets equals the liabilities assumed by the buyer less the carrying amounts of the divested assets.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss.  The Company recognized a gain from the change in fair value of its derivative liabilities of $5,211 in the three months ended February 29, 2008 and a loss from the change in fair value of derivative liabilities of $3,522 in the three months ended February 28, 2007.

Six Months Ended February 29, 2008 Compared to the Six Months Ended February 28, 2007

The following table sets forth the results of operations for the six months ended February 29, 2008 and February 28, 2007 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Six Months Ended
	2/29/2008		2/28/2007
Sales - Energy division	$192,544	79%	$-	-%
Sales - Communications division	34,854	14	55,511	84
Sales - Electronics and homeland security division	15,192	6	10,552	16
Sales - Global brands division	1,401	1	-	-
Total sales	243,991	100	66,063	100

Cost of sales - Energy division	183,051	75	-	-
Cost of sales - Communications division	24,371	10	48,591	74
Cost of sales - Electronics and homeland security division	14,285	6	10,188	15
Cost of sales - Global brands division	1,341	1	-	-
Total cost of sales	223,048	91	58,779	89

Gross profit	20,943	9	7,284	11

Operating expenses:
Sales and marketing	1,266	1	1,075	2
General and administrative	19,746	8	4,845	7
Bad debt expense	8,798	4	122	*
Impairment of intangibles	14,572	6	-	-
Amortization of intangibles	1,959	1	2,669	4
Total operating expenses	46,341	19	8,711	13

Operating income	(25,398)	(10)	(1,427)	(2)
Other income	1,181	0	20	*
Interest expense	(3,641)	(1)	(2,230)	(3)
Gain on disposal of assets	2,030	1	-	-
Gain (loss) on value of derivative instruments	9,753	4	(8,092)	(12)
Gain on extinguishment of debt	-	-	7,790	12
Net loss from continuing operations	$(16,075)	(7)%	$(3,939)	(6)%

Loss from discontinued operations	(11,314)	(5)	-	-
Net loss	$(27,389)	(11)%	$(3,939)	(6)%

Sales. Sales increased by $177,928 or 269% from $66,063 in the six months ended February 28, 2007 to $243,991 in the six months ended February 29, 2008.  Sales increased primarily due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007.  In addition, the communications division is transitioning from selling products terminating on owned and or leased switching gear through its Oblio subsidiary to product offerings with service provided by a tier one telecommunications provider through its Pinless, Inc subsidiary as Planet Direct. As such, sales in the communication division decreased by $20,657 or 37% from $55,511 in the six months ended February 28, 2007 to $34,854 in the six months ended February 29, 2008.  Sales in the electronics division increased by $4,640 or 44% from $10,552 in the six months ended February 28, 2007 to $15,192 in the six months ended February 29, 2008

Cost of Sales. Cost of sales increased $164,269 or 279%, from $58,779 in the six months ended February 28, 2007 to $223,048 in the six months ended February 29, 2008, and as a percentage of sales increased from 89% in the six months ended February 28, 2007 to 91% in the six months ended February 29, 2008. The cost of sales increased due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007.  Cost of sales in the communication division decreased $24,220 or 49%, from $48,591 in the six months ended February 28, 2007 to $24,371 in the six months ended February 29, 2008. Costs of sales decreased in the communications division due to the decrease in sales in part but also to increased margins for the six months ended February 29, 2008 as compared to the corresponding prior period. The increased margin is due to prepaid international calling card minute delivery modifications in the 2008 period for products managed on owned and or leased switching gear. In the prior period, the vast majority of the sales were generated from products serviced by third parties and the communications division primarily served as a distributor with primarily fixed margins.  Cost of sales in the electronics division increased $4,097 or 40%, from $10,188 in the six months ended February 28, 2007 to $14,285 in the six months ended February 29, 2008. The cost of sales increase in the electronics division was attributable to an increase in sales over the comparable periods.

Sales and Marketing. Sales and marketing expenses increased by $191 or 18%, from $1,075 in the six months ended February 28, 2007 to $1,266 in the six months ended February 29, 2008. As a percentage of sales, sales and marketing expense decreased from 2% in the six months ended February 28, 2007 to 1% in the six months ended February 29, 2008. This decrease is primarily attributable to lower sales and marketing expenses as a percent of sales in our Titan Energy division in the six months ended February 29, 2008 as compared to the six months ended February 28, 2007 offset by sales and marketing expenses in our newly formed Titan Global Brands division.

General and Administrative Expenses. General and administrative expenses increased $14,901 or 308% from $4,845 in the six months ended February 28, 2007 to $19,746 in the six months ended February 29, 2008. As a percentage of sales, general and administrative expense was consistent for the comparable periods. General and administrative expense increases were attributable to the acquisitions that occurred during the 2008 fiscal period and the wireless operations acquired in the third quarter of fiscal 2007 from Ready Mobile RM. Acquired entity general and administrative expenses constituted $15,050 of the $19,746 general and administrative expenses for the six months ended February 29, 2008.

Bad Debt Expense. Bad debt expense increased $8,676 or 7,111% from $122 in the six months ended February 28, 2007 to $8,798 in the six months ended February 29, 2008. As a percentage of sales, bad debt expense increased due to an increase in the allowance for doubtful accounts in our communications division. In connection with the dispute with one of our wholesale providers, management determined that the collection of several customer receivables was considered doubtful and an appropriate reserve was established. While management will continue its collection efforts, an adjustment to the established allowance for doubtful accounts will be made when and if those certain accounts are collected or are deemed to be collectible. Oblio has allowed $11,272 for uncollectible accounts and $3,552 for sales returns related to these disputes.

Amortization of Intangibles. Amortization of intangibles decreased $710 or 27% from $2,669 in the six months ended February 28, 2007 to $1,959 in the six months ended February 29, 2008. Amortization of intangibles decreased during the six months ended February 29, 2008 due to the impairment recorded during the quarter ended November 30, 2007 in the communications division.

Interest Expense. Interest expense increased $1,411 or 63%, from interest expense of $2,230 in the six months ended February 28, 2007 to $3,641 in the six months ended February 29, 2008. Interest expense increased primarily due to the debt used to finance our acquisition in our Titan Energy division, Titan Apparel, and Titan Nexus.

Gain on Disposal of assets.  Gain on disposal of assets increased $2,030 from $0 in the six months ended February 28, 2007.   The gain on disposal of assets is due to the sale of substantially all of our prepaid wireless assets on January 25, 2008.  A portion of the consideration on the sale of the wireless assets was a $1,000 promissory note. An allowance was established on the date of the closing for the full amount of the $1,000 promissory note. A reserve was established for the note based on the poor credit worthiness of Boomerang and its lack of stable financing. The gain on disposal of assets equals the liabilities assumed by the buyer less the carrying amounts of the divested assets.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss.  The Company recognized a gain from the change in fair value of its derivative liabilities of $9,753 in the six months ended February 29, 2008 and a loss from the change in fair value of derivative liabilities of $8,092 in the six months ended February 28, 2007.

Impairment Charge. Impairment charge was $14,572 for the six months ended February 29, 2008. During the quarter ended November 30, 2007, the Company created Titan Communications to further its strategic endeavors in the prepaid international long distance marketplace and began exploring new relationships outside our legacy traditional distribution and supply channels. Additionally, Oblio experienced a significant decrease in sales and collections of outstanding accounts receivable.  Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication’s division.  These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such, the Company evaluated goodwill and other assets for impairment based on changes in business model. Accordingly, the Company incurred an impairment charge for $14,572 of goodwill and intangibles related to the Oblio Telecom and Titan Wireless.

Additionally, subsequent to November 30, 2007, Titan Wireless, the Company’s wireless operating subsidiary, determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model.  As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and cash available from borrowings under our $13,000 revolving credit facility in our communications division, our $7,000 revolving credit facility in our electronics and homeland securities division, our $20,000 revolving credit facility in our energy division, and our $14,000 revolving credit facility in our global brands division for the continuing operations. As of February 29, 2008, the Company had excess availability of $30,428 based on loan limits and $0 based on actual collateral limits. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of February 29, 2008, we had a total of $2,354 in unrestricted cash and cash equivalents. As of February 29, 2008, we also had restricted cash and cash equivalents and short-term investments of $5,612 that included funds set aside and pledged to secure term loan obtained to facilitate the Appco acquisition and certain amounts to collateralize fuel bonds issued by a surety for Appco. See additional discussion in Note 6 to the consolidated financial statements.

During the six months ended February 29, 2008, the Company has made material changes to its operations in the communications and global brands division in an effort to decrease the cash flow used in operations.  The Company has reduced its labor force in the operations in Richardson, Texas; Hiawatha, Iowa; and North Brunswick, New Jersey and implemented severe cost reduction strategies in those operations. The intent of the changes is to reduce the negative operating cash flow of these segments and our business as we redefine those operations through new business ventures, modified operating structures, sale to a third party, or liquidation. In the instances where business liquidation is considered necessary by management, our senior lender will in most cases receive the majority of the proceeds from liquidation. While the trade accounts payable and related accrued expenses for these operations have been recorded at the full amount of the amounts owed, management intends to negotiate with many of the unsecured creditors and attempt to settle these liabilities for less than face value. Given the recent cost containment measures implemented during the six months ended February 29, 2008, management believes that our existing cash and investments, liquidity available under our revolving credit facility, ability to raise capital from the equity markets, ability to obtain funding from certain significant stockholders and cash flows from our remaining operations, namely the Energy segment, will be sufficient to meet our operating and capital requirements through at least the next twelve months. However, if we are not successful in continuing to reduce our costs and improve our related cash flows, it may be necessary to raise additional capital that may be dilutive to existing shareholders.

As of February 29, 2008, the Company had a working capital deficit of $14,184 including discontinued operations, a working capital deficit of $7,120 from continuing operations and an accumulated deficit of $78,091. In addition, the Company used $8,848 in continuing operations during the six months ended February 29, 2008. The cash used in operations during the three months ended February 29, 2008 were primarily to fund our communications division’s network operations during periods of decreased collections of accounts receivable (see additional discussion in Note 15).

We are in the process of reinvigorating the distribution of prepaid international calling cards after the recent signing of a distribution contract with a tier one communications partner. In addition, we are evaluating additional communications carriers to revitalize our trusted brands in the prepaid international long distance markets. We are evaluating opportunities and implementing cost cutting measures in our electronics and homeland security division through various means. We also plan to pursue other strategic acquisitions in our energy division. We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  Further, equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Operating Activities. Cash used in operating activities from continuing operations was $8,848 during the six months ended February 29, 2008 compared to cash generated in operating activities from continuing operations of $3,776 during the six months ended February 28, 2007. The increase in cash used by operations was primarily due to our larger net loss during the six months ended February 29, 2008 than in the six months ended February 28, 2007.

Investing Activities. Cash used in investing activities from continuing operations was $31,681 during the six months ended February 29, 2008 compared to cash used in investing activities of $162 during the six months ended February 28, 2007. The increase in cash used in investing activities was due primarily to cash payments related to the Appco acquisition.  The Company paid $30,000 to the sellers of Appco. The Company also incurred additional increases in investment in restricted short-term investments used to collateralize obligations and an increase in purchases of fixed assets during the comparable periods. These increases were offset by cash provided by acquisitions of $3,784.

Financing Activities. Cash provided by financing activities during the six months ended February 29, 2008 was $41,692 compared to cash used in financing activities of $2,862 during the three months ended February 28, 2007. The increase in cash provided by financing activities is due to an increase in revolving lines of credit and term debt financing and the proceeds from the sale-leaseback transaction related to acquisitions. The Company raised $5,000 through an equity raise. The Company issued 2,500,000 shares valued at $2.00 per share to YA Global on November 9, 2007.

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

Stock-based Compensation

We account for stock-based compensation according to SFAS 123(R) (revised 2004), “Share Based Payment” by using the modified-prospective method. Stock-based compensation expense recognized in the consolidated statement of operations for the periods ended February 29, 2008 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of February 29, 2008, based on the grant date fair value estimated in accordance with SFAS 123(R).

As stock-based compensation expense recognized in the consolidated statement of operations for the periods ended February 29, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates.

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

In connection with the sale of convertible debt and equity instruments, we may also issue free-standing options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these free-standing options and warrants as derivative liabilities, rather than as equity. Certain instruments, including convertible debt and equity instruments and free-standing options and warrants, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock. The existence of these potential cash penalties may require that the embedded conversion option and the free-standing options or warrants be accounted for as derivative instrument liabilities.

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statement of operations. For derivative liabilities related to free-standing warrants and embedded conversion features, we use the Black-Scholes option pricing model to determine the fair value. For derivative liabilities related to registration rights agreements and cash payment premiums, we used a discounted present value of expected future cash flows to determine the fair value.

To the extent that the initial fair values of the bifurcated and/or free-standing derivative liabilities exceed the total proceeds received, an immediate charge to the statement of loss is recognized, in order to initially record the derivative liabilities at fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to the statements of loss, using the effective interest method. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification of the host instrument.

Fuel Cost Hedges

The Company’s energy segment makes limited use of derivative instruments to offset the exposure associated with oil prices that arise from liquid fuel inventory. The Company’s energy segment does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leverage features. These derivatives are designated as fair value hedges, and therefore gains and losses resulting from the change in the fair values of the derivatives are offset in income by the gains and losses arising from the changes in fair value of the underlying hedged items.

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

Changes in internal controls: There have been no changes in the Company’s internal control over financial reporting during the three months ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 12, 2007, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with AT&T, effective as of October 11, 2007. Prior to the Settlement Agreement, Oblio had refused to pay AT&T for previously delivered services in response to AT&T’s refusal to honor Oblio’s request for a refund of certain Universal Service Fund pass through charges which Oblio had alleged that it paid previously to AT&T. Pursuant to the Settlement Agreement, AT&T agreed to waive and discharge its right to receive $7,200 and Oblio issued a promissory note for the payment of the balance of $600 in interest to AT&T in full settlement of the Partial Final Award issued in the arbitration proceeding on the counter claims brought by AT&T against Oblio and in full settlement of the Oblio’s Universal Service Fund claim against AT&T. As Oblio had already recorded its liability in its accounts payable, the $6,600 net reduction in accounts payable reduced cost of sales during the three months ended November 30, 2007.

Oblio has remitted $500 to AT&T in compliance with the Settlement Agreement as of February 29, 2008. Additionally, the Company has recorded $100 as a liability to AT&T as of February 29, 2008 for the remainder of the amounts due AT&T per the Settlement Agreement.

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

As of February 29, 2008, the Company has fully reserved and allowed for the $2,199 in accounts receivable from Clifton. The Company has recorded no other amounts related to this suit.

ALLSTATE PRINTING & PACKAGING, INC
On March 25, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Allstate Printing & Packaging, Inc. (“Allstate”). Allstate is seeking $86 for alleged unpaid invoices for services rendered in Passaic County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at February 29, 2008.

AMERTEL COMMUNICATIONS, INC
On April 2, 2008, the Company’s subsidiaries, Oblio and Titan Wireless, were notified, via a process server, that it was being sued by Amertel Communications, Inc. (“Amertel”). Allstate is seeking $275 for alleged unpaid refunds for products purchased in the US District Court, MD. This action is currently pending. The Company disputes the amounts alleged to be due, and Management is unable to estimate the ultimate liability, if any, related to this claim at February 29, 2008.

BARRON S. WALL, INC. t/a INSURANCE CONSULTING ASSOCIATES
On March 7, 2008, the Company’s subsidiary, USAD, was notified, via a process server, that it was being sued by Barron S. Wall, Inc. t/a Insurance Consulting Associates (“Barron”). Barron is seeking $7 for alleged unpaid invoices for services rendered in Middlesex County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at February 29, 2008.

F&L, LLP
On November 27, 2007, the Company was notified, via a process server, that it was being sued by F&L, LLP (“F&L”) in the District Court of Dallas County, Texas 160th Judicial District. F&L is seeking the Company to perform on its guarantee of notes payable from Oblio to F&L. Principal amounts due to F&L, LLP as of February 29, 2008 is $3,570. This action is currently pending. The Company has recorded the amounts due as a liability as of February 29, 2008. Oblio has also recorded accrued interest of $410 related to this obligation. The Company has filed a counterclaim against F&L and Sammy Jibrin for fraud.

GEOTEL INTERNATIONAL, LC
On January 31, 2008, the Company’s subsidiary, Starttalk, was notified, via a process server, that it was being sued by Geotel International, LC (“Geotel”). Geotel is seeking $73 for alleged unpaid invoices for services rendered in Miami-Dade County: Circuit Court, FL. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at February 29, 2008.

HAWAII GLOBAL EXCHANGE, INC. AND TRANSPAC TELECOM, INC.
On December 21, 2007, the Company’s subsidiary Oblio, filed a lawsuit against Hawaii Global in 162nd Judicial District Court of Dallas County, Texas. Oblio sought to recover $1,319 for unpaid product. Hawaii Global then removed the lawsuit to the United States District Court for the Northern District of Texas. Hawaii Global then moved to dismiss the Texas lawsuit based upon lack of personal jurisdiction and in the alternative to transfer the Texas lawsuit to the United States District Court of Hawaii. The District Court denied Hawaii Global’s motion to dismiss and or transfer. On January 29, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Hawaii Global Exchange, Inc. and Transpac Telecom, Inc. (“Transpac”). Transpac is alleging violation of the Communications Act, breach of oral contract, promissory estoppel, and intentional interference with contractual relations and/or prospective economic advantage in US District Court, HI. Oblio then filed a motion to dismiss the Hawaii lawsuit based upon lack of personal jurisdiction or, in the alternative, to transfer the Hawaii lawsuit to Texas. Although Hawaii Global and Transpac have opposed the motion to dismiss, they have consented to the transfer of the Hawaii lawsuit to the Northern District of Texas. Once the Hawaii lawsuit has been transferred, it is likely that the two lawsuits will be consolidated. This action is currently pending. The Company disputes these allegations and will defend itself, and Management is unable to estimate the ultimate liability, if any, related to this claim at February 29, 2008.

LEVEL 3 COMMUNICATIONS, LLC
On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. This action is currently pending. The Company has accrued in accounts payable at February 29, 2008, $2,042 of the amounts alleged to be due, which is the amount Management believes will ultimately be paid related to this claim.

LATIN AMERICAN VOIP, INC
On December 26, 2007, the Company’s subsidiaries, Oblio and Starttalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”). Latin American VOIP is seeking $723 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable as of February 29, 2008.

STX COMMUNICATIONS, INC
On January 16, 2008, STX Communications, LLC d.b.a. STX Phone Cards (“STX”) sought a Temporary Restraining Order (“TRO”) in the 14th Judicial District Court of Dallas County, Texas against the Company’s subsidiary Oblio. The TRO immediately restrained Oblio from suspending its network support for any pre-paid phone card supplied by Oblio to STX and from taking any action to impair the network supporting any pre-paid phone card supplied by Oblio to STX. On January 23, 2008, the Company was notified by its attorneys that the TRO became effective and enforceable and that the Company was in violation of its TRO and was subject to sanctions for contempt of court. As of January 24, 2008, the Company has complied with the request and is no longer in violation of the order. Oblio has filed a counterclaim against STX of unpaid product.

WESTERN PRINT & MAIL, LLC
On January 25, 2008, the Company’s subsidiary Titan Wireless was notified, via a process server, that it and Ready Mobile, LLC were being sued by Western Print & Mail, LLC (“Western”). Western is seeking $71 including late charges from Ready Mobile, LLC. Western is seeking $183 from Titan Wireless, which includes the $71 from Ready Mobile, LLC and $112 including late charges from Titan Wireless, for alleged unpaid invoices for services rendered in Iowa District Court for Linn County. This action is currently pending. The Company has accrued $103 of the amounts alleged to be due from Titan Wireless in its accounts payable at February 29, 2008. The Company has not accrued any amounts related to the charges incurred by Ready Mobile, LLC. As per the asset purchase agreement with Ready Mobile, LLC, this liability was not assumed, and therefore is not a responsibility of the Company. In addition, the Titan Wireless liability was assumed by Boomerang Wireless, Inc. on January 25, 2008 with the sale of certain CMDA assets as discussed in Note 2 to the consolidated financial statements.

OTHER LEGAL MATTERS
Subsequent to November 30, 2007, the Company’s subsidiary, Oblio, filed Motions for Writ of Garnishment against various customers for lack of payment for services rendered by Oblio. Motions for Writ of Garnishment have been issued for Touchtell Communications, Inc., Pactel Corporation, Detroit Phone Cards, and Diamond Phone Cards.

On February 15, 2008, Oblio filed two lawsuits in the United States District Court for the Northern District of Texas against various individuals and entities. One of the lawsuits alleged violations of the RICO Act (conspiracy to defraud), and the other lawsuit alleged violations of the Lanham Act (trademark infringement)

As of February 29, 2008, the Company has fully reserved and allowed (through its allowance for doubtful accounts $11,401 and its allowance for sales returns $3,552) $14,953 in accounts receivable recorded for the communications division matters referenced above including Clifton.

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

Risks Relating to the Company’s Global Brands Division:

We may discontinue products or product lines, which could result in returns, asset write-offs and shutdown costs. We may also engage in product recalls which would reduce our cash flow and earnings.

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

Our Future Success Depends on Our Ability to Respond To Changing Consumer Demands, Identify and Interpret Fashion Trends and Successfully Market New Products

The Company competes with numerous other marketers of footwear, some of which are larger and have greater resources than the Company. Product performance and quality, including technological improvements, product identity, competitive pricing and the ability to adapt to style changes are all important elements of competition in the footwear industry. The footwear industry in general is subject to changes in consumer preferences with respect to the popularity of particular designs and categories of footwear. The Company strives to maintain and improve its competitive position through promotion of brand awareness, sourcing efficiencies, and the style, comfort and value of its products. Future sales by the Company will be affected by its continued ability to sell its products at competitive prices and to meet shifts in consumer preferences. If the Company is unable to respond effectively to competitive pressures and changes in consumer spending, the Company's business, results of operations and financial condition will be adversely affected.

Our Business May Be Negatively Impacted as a Result of our Failure to Retain Customers and Get Repeat Business

The Company's financial success is directly related to the willingness of its customers to continue to purchase its products. The Company does not typically have long-term contracts with its customers. Sales to the Company's customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers' orders in a timely manner could harm the Company's relationships with its customers. Furthermore, if any of the Company's major customers experience a significant downturn in its business, or fails to remain committed to the Company's products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company's business, results of operations and financial condition.

The Company sells its products to wholesale customers and extends credit based on an evaluation of each customer's financial condition, usually without requiring collateral. The financial difficulties of a customer could cause the Company to stop doing business with that customer or reduce its business with that customer. The Company's inability to collect from its customers or a cessation or reduction of sales to certain customers because of credit concerns could have an adverse effect on the Company's business, results of operations and financial condition.

Our Business May Be Negatively Impacted because of Changes in the Economy

Our business depends on the general economic environment and levels of consumer spending in the United States and other parts of the world that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. Purchases of footwear tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. In addition, the continued threat of terrorist attacks throughout the world similar to those on September 11, 2001, and the military action, or possible military action, taken by the United States and other nations in Iraq or other countries may cause significant disruption to commerce throughout the world. As a result, our operating results may be adversely and materially affected by downward trends in the domestic economy or the occurrence of events that slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products.

Our Business Could Be Harmed if We Fail To Maintain Proper Inventory Levels

The Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can impede the Company's ability to meet at-once orders and can adversely affect the timing of shipments to customers and diminish brand loyalty. Conversely, excess inventories can result in increased interest costs as well as lower gross margins due to the necessity of lowering prices in order to liquidate excess inventories. If the Company is unable to effectively manage its inventory, its business, results of operations and financial condition will be adversely affected.

We Face Intense Competition, Including Competition from Companies with Significantly Greater Resources than Ours, and If We Are Unable To Compete Effectively with These Companies, Our Market Share May Decline and Our Business Could Be Harmed

We face intense competition in the footwear industry from other established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the footwear industry.

We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of the brand names we sell, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact our revenues and the trading price of our stock.

Our Business Could Be Harmed If Our Contract Manufacturers or Suppliers Violate Labor, Trade or Other Laws

We require our independent contract manufacturers, suppliers and licensees to operate in compliance with applicable laws and regulations. Manufacturers are required to certify that neither convicted, forced or indentured labor (as defined under United States law) nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation is paid in accordance with local law and that their factories are in compliance with local safety regulations. Although we promote ethical business practices and our sourcing personnel periodically visit and monitor the operations of our independent contract manufacturers, suppliers and licensees, we do not control them or their labor practices. If one of our independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

In addition, if we, or our foreign manufacturers, violate United States or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.

Our Retail Stores Depend Heavily On the Customer Traffic Generated By Strip or Shopping Malls and By Tourism

Our retails stores are located in strip malls and shopping malls we depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. We cannot control the development of new malls, the availability or cost of appropriate locations within existing or new malls or the success of individual malls. Some of our stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from political, social or military events, a downturn in the economy or otherwise, is likely to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could hinder our ability to open retail stores in new markets or reduce sales of particular existing stores, which could negatively affect our operating results.

The Success of Our Business May Be Affected By Our Failure to Obtain Major Brand Licenses

We anticipate deriving significant revenues and earnings in the future from an exclusive licensing agreement with a brand name or names to produce and sell branded footwear. We may not be able to obtain licensing agreements with other major brand names. If we are unable to obtain these licensing agreements, it could have a material adverse effect on our future sales and our business.

Natural Disasters or a Decline in Economic Conditions in California Could Increase Our Operating Expenses or Adversely Affect Our Sales Revenue

A substantial portion of our operations are located in California, including 2 of our retail stores, our headquarters in Santa Barbara and our current distribution center in the Los Angeles Metropolitan area. Because a significant portion of our net sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wild fires affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

22.1 - Subsidiaries

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