Form 10-Q
period 2008-05-31
Titan Global Holdings, Inc.
filed 2008-07-15
CIK 770471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2008
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

As of July 15, 2008 the Company had 53,430,652 shares of its par value $0.001 common stock outstanding.

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

Titan Global Holdings, Inc.
Unaudited Consolidated Balance Sheets
(In thousands, except common stock share data)

	May 31,	August 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,999	$1,190
Restricted cash and short-term investments	617	750
Accounts receivable, trade (less allowance for doubtful accounts of $15,736 and $2,940 and allowance for sales returns of $3,672 and $888, respectively)	10,875	12,699
Universal service fund fees recoverable	-	1,406
Inventory, net	13,556	1,663
Prepaid expenses and other current assets	1,945	2,015
Assets of discontinued operations, current	4,680	-
Total current assets	34,672	19,723

Equipment and improvements, net	15,185	2,326
Definite-lived intangible assets, net	4,444	16,989
Goodwill and indefinite-lived intangible assets	17,848	6,661
Capitalized loan fees, net	898	412
Other assets	170	305
Assets of discontinued operations, non-current	4,389	-
Total assets	$77,606	$46,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$33,333	$21,049
Accrued liabilities	6,848	2,911
Deferred revenue	-	12,009
Related party - notes payable	1,736	-
Short-term notes payable	426	72
Current portion of long-term debt	3,067	3,432
Seller-Financed Note	3,570	-
Liabilities of discontinued operations, current	12,454	-
Total current liabilities	61,434	39,473

Lines of credit	31,247	11,677
Long-term seller-financed note, net of discount of $0 and $122, respectively	-	1,301
Redeemable, convertible preferred stock, preference in liquidation of $12,435 and $4,743, respectively	12,090	4,743
Long-term debt, net of discount of $4,383 and $713, respectively	8,516	4,112
Long-term derivative liabilities	9,115	15,142
Other long-term liabilities	2,549	116
Liabilities of discontinued operations, non-current	8,841	-
Total liabilities	133,792	76,564
Stockholders' deficit:
Common stock-$0.001 par value; 950,000,000 shares authorized; 54,754,809 and 50,244,378 shares issued; 53,430,652 and 49,157,071 outstanding, respectively	55	50
Additional paid-in capital	30,830	21,968
Accumulated deficit	(85,357)	(50,700)
Treasury stock, at cost, 1,324,157 and 1,087,307 shares, respectively	(1,714)	(1,466)
Total stockholders' deficit	(56,186)	(30,148)
Total liabilities and stockholders' deficit	$77,606	$46,416

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	5/31/2008	5/31/2007	5/31/2008	5/31/2007

Sales - Energy division	$120,336	$-	$312,881	$-
Sales - Communications division	42	24,627	34,897	80,138
Sales - Electronics and homeland security division	6,977	6,174	22,168	16,726
Sales - Global brands division	957	-	2,358	-
Total sales	128,312	30,801	372,304	96,864

Cost of sales - Energy division	113,687	-	296,738	-
Cost of sales - Communications division	20	15,742	24,392	64,333
Cost of sales - Electronics and homeland security division	7,094	5,826	21,379	16,014
Cost of sales - Global brands division	640	-	1,981	-
Total cost of sales	121,441	21,568	344,490	80,347

	6,871	9,233	27,814	16,517

Operating expenses:
Sales and marketing	593	406	1,859	1,481
General and administrative expenses	10,388	3,210	30,135	8,055
Bad debt expense	1,071	2,008	9,869	2,130
Impairment of intangibles	-	-	14,572	-
Amortization of intangibles	494	1,369	2,452	4,038

Loss from operations	(5,675)	2,240	(31,073)	813

Other income (expenses):
Other income	402	22	1,583	43
Interest expense	(2,075)	(953)	(5,716)	(3,184)
Gain on disposal of assets	(25)	-	2,004	-
Gain (loss) on value of derivative instruments	1,247	3,462	10,999	(4,630)
Gain on extinguishment of debt	-	-	-	7,790

Income (loss) before income taxes	(6,126)	4,771	(22,203)	832
Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	(6,126)	4,771	(22,203)	832
Loss from discontinued operations	(1,139)	-	(12,454)	-

Net income (loss)	$(7,265)	$4,771	$(34,657)	$832

Accrual of preferred stock dividend	(34)	(34)	(101)	(101)
Net income (loss) applicable to common stockholders	$(7,299)	$4,737	$(34,758)	$731

Net income (loss) applicable to common stockholders per share:
Basic
Continuing operations	$(0.11)	$0.10	$(0.42)	$0.02
Discontinued operations	(0.02)	-	(0.24)	-
Net income (loss)	$(0.13)	$0.10	$(0.66)	$0.02

Diluted
Continuing operations	$(0.11)	$0.03	$(0.42)	$0.01
Discontinued operations	(0.02)	-	(0.24)	-
Net income (loss)	$(0.13)	$0.03	$(0.66)	$(0.08)

Number of weighted-average common shares outstanding:
Basic	53,430,652	49,113,900	52,503,890	49,121,801
Diluted	53,430,652	59,935,688	52,503,890	49,848,417

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	5/31/2008	5/31/2007
Cash flows from operating activities:
Net income (loss) from continuing operations	$(22,203)	$832
Adjustments to reconcile net income (loss) to net cash (used in) generated by operating activities:
Depreciation	3,084	578
Bad debt and sales return allowances	12,693	2,137
Gain on disposal of assets	(2,004)	-
Non-cash compensation	(33)	187
Non-cash asset retirement obligation accretion expense	68	6
Non-cash interest expense	1,425	344
Amortization of debt discounts and bank fees	289	444
Amortization of intangibles	2,452	4,038
Goodwill and intangible assets impairment charge	14,572	-
Loss (gain) on fair value of derivative liabilities	(10,999)	4,630
Gain on debt extinguishment	-	(7,790)
Warrants issued for services	-	621
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,581)	(3,618)
Inventory	689	283
Prepaid expenses and other current assets	1,147	(130)
Other assets	(16)	3
Universal service fund fee recoverable	1,406	(638)
Federal excise tax recoverable	-	(243)
Accounts payable and accrued liabilities	952	8,412
Deferred revenue	(12,009)	-
Other liabilities	(624)	-
Total adjustments	11,511	9,264
Net cash (used in) generated by operating activities of continuing operations	(10,692)	10,096
Net cash generated by operating activities of discontinued operations	844	-
Net cash (used in) generated by operating activities	(9,848)	10,096

Cash flows from investing activities:
Equipment and improvements expenditures	(1,161)	(407)
Cash provided by investment to collateralize obligation	133	-
Cash paid to sellers of Appco	(30,000)	-
Cash provided by acquisitions	3,784	-
Proceeds from sale of fixed assets	79	-
Net cash used in investing activities of continuing operations	(27,165)	(407)
Net cash provided by investing activities of discontinued operations	32	-
Net cash used in investing activities	(27,133)	(407)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	-
Proceeds from sale leaseback transaction	15,000	-
Proceeds from related party notes	1,736	-
Proceeds from issuance of long-term debt	15,000	7,484
Proceeds from lines of credit, net of repayments	11,608	(3,188)
Payments on long-term debt	(7,655)	(13,205)
Capitalized loan fees	(775)	(684)
Purchase of treasury stock	(248)	(109)
Net cash provided by (used in) financing activities of continuing operations	39,666	(9,702)
Net cash used in financing activities of discontinued operations	(687)	-
Net cash provided by (used in) financing activities	38,979	(9,702)

Titan Global Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows Continued
(In thousands)

	Nine Months Ended
	5/31/2008	5/31/2007

Net increase (decrease) in cash and cash equivalents	$1,998	$(13)
Cash and cash equivalents at beginning of period including cash of discontinued operations	1,190	1,401

Cash and cash equivalents at end of period including cash of discontinued operations	$3,188	$1,388

Cash and cash equivalents at end of period of discontinued operations	$189	$-

Cash and cash equivalents at end of period of continuing operations	$2,999	$1,388

Supplemental disclosures of cash flow information:
Interest Paid	$1,994	$2,385
Income Tax Paid	$-	$-

Non-cash activities:
Issuance of redeemable preferred stock for acquisition of note receivable	$7,245	$-
Issuance of common stock for capitalized debt costs	$-	$15
Net assets acquired through asset purchase agreement	$-	$3,401
Issuance of common stock for acquisition of note receivable	$4,000	$-
Issuance of common stock for reducing redeemable preferred stock	$-	$253
Issuance of common stock to Chief Executive Officer	$-	$305
Issuance of common stock in connection with lender credit facility	$-	$505
Property transferred in sale leaseback transaction	$15,000	$-

The accompanying notes form an integral part of the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements of Titan Global Holdings, Inc. and its subsidiaries, (“Titan”, “We” or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are included herein. Operating results for the three-month and nine-month period ended May 31, 2008 are not indicative of the results that may be expected for the fiscal year ending August 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended August 31, 2007 as filed with the Securities and Exchange Commission on November 29, 2007. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. All amounts referenced below are stated in thousands except shares and per share amounts unless otherwise noted.

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

Nature of Operations:

The Company operates in four market segments - (i) Titan Global Energy Group, (ii) Titan Communications (iii) Titan Global Brands, and (iv) Titan Electronics and Homeland Security.

Energy Segment

The Company, through its Appalachian Oil Company (“Appco”) subsidiary is a petroleum distributor in the Southeastern United States. The operations include retail convenience stores and wholesale petroleum distribution. As of May 31, 2008, the retail division operated 54 convenience store locations in Tennessee, Kentucky, and Virginia, offering merchandise, foodservice, motor fuel and other services and the wholesale petroleum distribution division provided liquid motor fuel products for 170 accounts located in Tennessee, Kentucky, Virginia and North Carolina. We believe Appco’s unique retail/wholesale business model, scale, and merchandise offerings, combined with selected acquisition opportunities, position Appco for ongoing growth in sales higher margins. Appco is expanding the offerings of biofuels products such as E10 (90% petroleum, 10% ethanol), E85 (15% petroleum and 85% ethanol) and biodiesel to create a pre-eminent integrated distribution model leveraging renewable energy sources.

Communications Segment

The Company, through its Planet Direct (f/k/a Pinless, Inc.) subsidiary, provides prepaid international phone cards, and prior to February 2008, its Oblio Telecom (“Oblio”), Titan Wireless and StartTalk subsidiaries, provided prepaid international phone cards and prepaid wireless services. The communications division creates and distributes prepaid offerings that provide first and second generation Americans efficient means to complete international calls and to maintain wireless services. These prepaid communications products are sold directly to wholesale distributors in all 50 United States and Puerto Rico.

During the three months ended February, 2008, the Company’s communications division experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While management is vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of the Company’s communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such the Company evaluated the division’s goodwill and other intangible assets for impairment based on changes in the business model. Based on the determination of management, the Company impaired all of the goodwill and certain intangible assets of Oblio as of November 30, 2007.

Simultaneously, the Company determined to cease the distribution of code division multiple access “CDMA” prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Accordingly, the Company incurred an impairment charge of $14,572 related to the write-off of all the goodwill and intangible assets of Oblio and Titan Wireless during the three months ended November 30, 2007. On January 25, 2008, substantially all of the operating assets of the wireless related activities of the communications division were sold in an Asset Purchase Agreement to Boomerang Wireless, Inc. The purchase price was $1,000 (net of $737 release of liability) consisting of a $1,000 promissory note, a release of liability for asserted salary and bonus claims of $737 and the assumption of certain liabilities.

In February 2008, the Company created Titan Communications, Inc. (“Titan Communications”) and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc., entered into strategic relationships with several prepaid international long distance telecommunications providers and began establishing relationships with new distributors.

In addition, the Company’s Titan Communications subsidiary is creating a new VOIP based platform to terminate international long distance telecommunication services to serve the prepaid international long distance calling card industry as well as provide wholesale termination to other telecommunications companies. Titan Communications has yet to derive any revenue from its newly created VOIP platform. Titan Communications is in the process of purchasing hardware, programming software and establishing a network of service providers facilitating the operation of the platform.

Global Brands Segment

The Company has two subsidiaries in its Global Brands segment, USA Detergents (“USAD”) (see additional discussion in Note 2) and Titan Apparel, Inc. (“TAPP”) (see additional discussion in Note 2). USAD is headquartered in North Brunswick, New Jersey and is a manufacturer and distributor of value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates. As discussed in Note 15, the Company determined that it was not feasible to fund the operations of USAD and is no longer operating this subsidiary.

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

Electronics and Homeland Security Segment

The Company, through its Titan East, Titan Electronics and Titan Nexus subsidiaries, manufactures printed circuit boards for quick-turn, prototype market and the defense supplier markets. The Company’s printed circuit boards serve as the foundation in many electronic products used in telecommunications, medical devices, automotive, military applications, aviation components, networking and computer equipment. The Company's time sensitive and high quality manufacturing services enable its customers to shorten the time it takes them to get their products from the research and development phase to the production phase, thus increasing their competitive position. Additionally, Titan East serves military and defense industry customers that are required via regulation to purchase printed circuit boards from companies that hold certain certifications from the United States Department of Defense. Titan PCB East currently has military certifications 31032 and 55110.

On May 20, 2008, the Company entered into an Asset Purchase Agreement with Denis McCarthy dba Time Sensitive Circuits to sell substantially all of the assets of Titan East. The purchase price required no cash to be paid to the Company, but called for the infusion of $300 of working capital by the purchaser and the assumption of certain liabilities including accounts payable, a portion of the Greystone revolving credit facility approximating $1,100 and approximately $268 of the Greystone term debt. As of July 15, 2008, this transaction has not been completed. See additional discussion in Note 2.

Liquidity:

As of May 31, 2008, the Company had a working capital deficit of $26,762 including current assets and current liabilities from discontinued operations, a working capital deficit of $18,988 excluding current assets and current liabilities from discontinued operations, a stockholders’ deficit of $56,186 and an accumulated deficit of $85,357. The Company incurred a net loss of $34,657 and used cash from continuing operations of $10,692 for the nine months ended May 31, 2008. The Company is also past due on a significant amount of trade payables and is not making payments on certain outstanding debt because of its current cash flow constraints.

The Company’s principal sources of liquidity are the existing cash and cash equivalents, cash generated from operations and cash available from borrowings under the revolving credit facility and from related parties. The Company may also generate liquidity from future offerings of debt and/or equity. As of May 31, 2008, the Company had a total of $2,999 in unrestricted cash and cash equivalents. As of May 31, 2008, the Company also had restricted cash and cash equivalents and short-term investments of $617 that included funds to collateralize fuel bonds issued by a surety for Appco.

Since December 2007, the Company made significant cost reductions in the communications division and the global brands division. In the communications division, the Company reduced staffing in the Richardson, Texas facility in connection with retooling the business; focusing on selling prepaid international calling cards that terminate on the networks of third parties. In addition, staff reductions were made when the wireless related assets were sold on January 25, 2008. Staff reductions were made in the global brands division in North Brunswick, New Jersey when our USAD operations were closed. We have realized lower general and administrative expenses in those divisions with the intent of reducing the negative operating cash flow of these segments and our business as we redefine those operations through new business ventures, modified operating structures, sale to a third party, or liquidation. In the instances where business liquidation is considered necessary by management, our senior lender will in most cases receive the majority of the proceeds from liquidation. While the trade accounts payable and related accrued expenses for the communications division have been recorded at the full amount of the amounts owed, management intends to negotiate with many of the unsecured creditors and attempt to settle these liabilities for less than face value. For the operations of our USAD subsidiary, a bankruptcy trustee has been appointed and is working through the process of an orderly liquidation of the assets to satisfy USAD’s obligations. As management determines and has an understanding of the ultimate settlement amount of the associated liabilities of USAD, liquidation accounting rules will prevail and liabilities will be recorded at their anticipated settlement amounts. Given the recent cost containment measures implemented during the nine months ended May 31, 2008, management believes that our existing cash and investments, liquidity available under our revolving credit facility, ability to utilize term debt financing, ability to raise capital from the equity markets, ability to obtain funding from certain significant stockholders and or other related parties and cash flows from our remaining operations, namely the Energy segment, will be sufficient to meet our operating and capital requirements through at least the next twelve months. However, if we are not successful in continuing to reduce our costs and improve our related cash flows, it may be necessary to raise additional capital that may be dilutive to existing shareholders.

 Note 2 – Acquisitions and Divestitures

Acquisition of Appalachian Oil Company

The Company formed Titan Global Energy Group to acquire and manage complementary energy sector assets. On September 17, 2007, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Appalachian Oil Company, Inc. (“Appco”), a corporation formed under the laws of Tennessee, from the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. The Company’s results of operations for the nine months ended May 31, 2008 include Appco’s results from the purchase date to the end of the reporting period. The purchase price paid for the shares under the Appco stock purchase agreement, as amended, was $30,000 in cash, of which $1,000 will be escrowed for 18 months following the closing of the acquisition in order to secure the Company’s potential claims against the Appco sellers for any breach of their representations, warranties and covenants under the stock purchase agreement. In addition, the Company incurred $1,947 in closing costs related to the acquisition.

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

Sale and Leaseback of Real Estate

Immediately following the closing of the acquisition of Appco on September 17, 2007, Appco and its wholly-owned subsidiary Appco-KY, Inc. (“Appco-KY”) entered into a purchase and sale agreement with YA Landholdings, LLC and YA Landholdings 7, LLC pursuant to which Appco and Appco-KY sold certain property located in Kentucky, Tennessee and Virginia for $15,000 in cash. The proceeds were utilized to fund a portion of the acquisition cost of Appco. Certain properties were then leased back to Appco by YA Landholdings, LLC for a term of 20 years pursuant to the terms of a Land and Building Lease Agreement. The Land and Building Lease Agreement also contains four (4) five (5) year options to extend the term of the lease to a maximum of 40 years. The annual lease payments during each of the first five years of the term of the lease is $1,650. There was no gain or loss recorded associated with this transaction.

Acquisition of USA Detergents

The Company formed Titan Global Brands Division to integrate, protect and expand brand management capabilities and to identify and purchase other consumer product brands that can leverage and optimize growth from the Company's distribution channels. On October 16, 2007, the Company exercised its option to acquire 80% of the issued and outstanding capital of USA Detergents, Inc. (“USAD”) in exchange for one dollar pursuant to the Stock Purchase Agreement dated July 30, 2007 by and among the Company, USAD and USAD Metro Holdings, LLC, as amended. The Company’s results of operations for the nine months ended May 31, 2008 include USAD’s results from the date the Company exercised its option to the end of the reporting period classified as discontinued operations. See additional discussion in Note 22.

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

In consideration for the Assignment (i) the Company issued YA Global 2,000,000 shares of common stock, valued at $2.00 per share, the price of the stock at the time of the closing, and (ii) Titan Electronics, a direct subsidiary of the Company, issued YA Global 103,503 shares of Titan Electronics series A convertible preferred stock valued at $7,245.

On November 5, 2007, the Company formed Titan Electronics Group (“Titan EG”). Titan EG is currently a division of the Company and is a wholly owned subsidiary. Titan Nexus, along with the Company’s legacy subsidiaries, Titan East and Titan Electronics are now a part of Titan EG. The Company anticipates that Titan EG will be divested and spun off into a separate entity via a stock dividend.

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

On December 14, 2007, the Company formed Titan Apparel, Inc. (“TAPP”) and acquired the collateral of Global Brand Marketing Inc. (“GBMI”), a California Corporation, through a Secured Party Bill of Transfer with Greystone Business Credit II, L.L.C. (“GBC”). The purchase price of the collateral was $7,961 and was financed through a Loan and Security Agreement with GBC. The Company’s results of operations for the nine months ended May 31, 2008 include TAPP’s results from the date of formation to the end of the reporting period.

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

	Three Months	Nine Months
	Ended	Ended
	5/31/2007	5/31/2007
Net sales	$146,810	$398,400
Net earnings (loss) applicable to common stockholders	5,083	(3,408)
Net earnings (loss) applicable to common stockholders per share:
Basic earnings (loss) per common share	$0.10	$(0.07)
Diluted earnings (loss) per common share	$0.04	$(0.07)

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

Titan PCB East Asset Purchase Agreement

On May 20, 2008, the Company entered into an Asset Purchase Agreement with Denis McCarthy dba Time Sensitive Circuits, a management led buy-out team (“TSC”), to sell substantially all of the assets of the Company’s Titan PCB East subsidiary. The agreement calls for the assumption by TSC of Titan PCB East’s debt with GBC and certain other liabilities. As of July 15, 2008, the transaction had not closed due to uncertainties surrounding principally provisions of the agreement regarding obtaining approval for the transaction by GBC and resolving open issues with the landlord of the operation’s facilities in Amesbury, Massachusetts. Management continues to account for the operations of Titan PCB East as continuing because the sale of the asset group is not probable due to the identified uncertainties.

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

During the period when they would be anti-dilutive, common stock equivalents (which during the three months ended May 31, 2008 consisted of employee options/warrants to purchase 1,342,500 common shares, warrants to purchase 12,230,000 common shares and preferred stock convertible into 3,229,738 common shares) are not considered in the computations. During the three months ended May 31, 2007 the common stock equivalents that were anti-dilutive and therefore not considered in the calculations consisted of warrants to purchase 10,200,000 shares and preferred stock convertible into 3,027,250 common shares. During the period when they would be anti-dilutive, common stock equivalents (which during the nine months ended May 31, 2008 consisted of employee options/warrants to purchase 1,582,500 common shares, warrants to purchase 22,250,000 common shares and preferred stock convertible into 3,229,738 common shares) are not considered in the computations. During the period when they would be anti-dilutive, common stock equivalents (which during the nine months ended May 31, 2007 consisted of options to purchase 845,000 common shares, warrants to purchase 11,100,000 common shares, and preferred stock convertible into 3,027,250 common shares) are not considered in the computations.

Note 5 - Inventory

Inventory consisted of the following:

	5/31/2008	8/31/2007

Raw materials and finished subassemblies	$2,408	$597
Work in process	808	566
Finished goods	12,241	564
	15,457	1,727
Less inventory reserves	(1,901)	(64)
	$13,556	$1,663

The reserve for obsolescence of $1,901 and $64 at May 31, 2008 and August 31, 2007, respectively, related primarily to raw material inventory in the Electronics and Homeland Security division.

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

The senior term loans bear interest at a rate of 6%, plus the prime interest rate, provided that such rate is reduced by .5% for each reduction of principal by $1,000. The senior term loans were initially to be paid off in 48 equal installments of $135 per month which will result in repayment of the principal. At May 31, 2008, the Term Loan A had an interest rate of 11% and Term Loan B had an interest rate of 10%.

The Company granted a security interest in all of its assets to Greystone as security for the financing facility. Such security included a pledge of all trademarks and the stock of all subsidiaries.

The Company paid a commitment fee of $369 and will pay an annual commitment fee of ½% of the facility, payable on each anniversary. A loan servicing fee of .3% is payable each month based on the amount outstanding under the revolving facility. There is also a $20 per month administrative fee. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year. As additional consideration for the facility, the Company issued to Greystone: (i) 500,000 shares of common stock valued at $505 which was recorded as a debt discount, and (ii) a warrant to purchase 500,000 shares of common stock at a price of $1.00 per share, exercisable for a period of five years which was recorded as a derivative liability. The Company is obligated to register the shares of common stock and the common stock underlying the warrant.

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

On November 30, 2007 the Company entered into Amendment #8 with Greystone. The amendment decreased the interest rate on Term Loan C from 1.5% above the prime rate to 0.75% per annum. The interest rate on Term Loan C was lowered to 0.75% because the loan was 100% collateralized by cash held in a non-interest bearing escrow at Greystone which approximates the market rate of interest for loans with this type of collateral.

On March 3, 2008, effective December 2007, the Company entered into Amendment #9 with Greystone. Through the amendment, Greystone consented to the formation of Titan Communications, Inc.

On March 3, 2008, effective February 11, 2008, the Company entered into Amendment #10 with Greystone. The amendment created Term Loan D, as an advance to Titan Nexus and increased the revolver amount to $20,000; $7,000 to the Electronics and Homeland Security segment and $13,000 to the Communications segment. Term Loan D shall be repaid in monthly installments beginning March 1, 2008 with the balance due on the maturity date of February 1, 2011. The amendment also modified the interest rates as follows: all revolving loans have an interest rate of 1.5% per annum in excess of the prime rate except the revolving loans owed by Titan Nexus in excess of $1,000 which have an interest rate of 4.5% per annum in excess of the prime rate and the interest rates shall not be lower than 6.0% per annum, the interest rate on Term Loan A shall be 6.0% per annum in excess of the prime rate and shall be reduced by one-half of one percent for every $1,000 reduction in the term loan but not lower than 5.0% per annum in excess of the prime rate, the interest rate for Term Loan B is 5.0% per annum in excess of the prime rate, the interest rate for Term Loan C is 0.75% per annum and the interest rate for Term Loan D is 6.0% per annum in excess of the prime rate.  `

As of May 31, 2008, Term Loans A and B are recorded at $2,629 and the revolver has a balance of $15,247 with an excess available credit of $0 based on actual borrowing capacity. Interest rates on the revolver were 3.5% on $11,830 and 6.5% on $3,417.

On March 5, 2008, Term Loan C’s outstanding balance of $5,000 was paid in full. Term Loan D has an outstanding balance of $778 and an interest rate of 11% as of May 31, 2008.

Debt Covenant Restrictions Related to Communications and Electronics and Homeland Security Debts

Maximum Cumulative Net Loss:	$1,000 on a cumulative basis for the period from September 1, 2006 through the end of the Term

Maximum Leverage Ratio:	Not applicable

Limitation on Purchase Money Security Interests:	$1,000

Limitation on Equipment Leases:	$1,000

Additional Financial Covenants:	None

The Company has met all covenant terms except the maximum cumulative net loss. The Company has received a written waiver from Greystone related to this covenant through May 31, 2009. No penalties have been assessed related to this violation.

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

The Company issued Greystone a warrant to purchase 500,000 shares of common stock at a price of $2.00 per share, exercisable for a period of five years. Titan is obligated to register the common stock underlying the warrant within six months of the closing or by March 17, 2008. As of July 14, 2008, the common stock underlying the warrant has not yet been registered. No penalties have been assessed by Greystone related to this obligation.

At May 31, 2008 the revolver had an outstanding balance of $10,293 and the term notes had a carrying value of $4,035 (net of discount of $523) and an excess availability and an excess available credit of $0 based on actual borrowing capacity. The interest rate on the revolver and term loans was 7.5% at May 31, 2008.

Global Brands Division Including Discontinued Operations of USAD
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

The Company also assumed four term notes designated A, B, C & D which have an interest rate of 6.0%. As of May 31, 2008 the revolver has an outstanding balance of $5,330 and the term notes have a balance of $3,885. The monthly principal payment for Term Loan A, B, C & D is $72. As collateral for advances under the credit facility, the Company has granted Greystone a security interest in all of its assets. The revolver and lines have an excess available credit of $0 based actual borrowing capacity. The interest rate on the revolver and term loans was 6.0% at May 31, 2008.

On December 14, 2007, the Company through its subsidiary TAPP entered into a Loan and Security Agreement in connection with a Secured Party Bill of Transfer of the collateral of GBMI with Greystone. The credit facility includes a revolving line of credit in the maximum amount of $14,000. The credit facility also includes a term loan of up to $2,000. Loans will be advanced on the revolver based on a formula related to certain levels of eligible accounts receivable and inventory as defined in the agreement. The agreement has a maturity date of December 29, 2009. The revolving credit facility bears interest at 3% per annum in excess of the prime rate for a period of six months from the date of the loan and security agreement and 5% thereafter and the term loan bears interest at a rate of 5% per annum in excess of the prime rate for a period of six months from the date of the loan and security agreement and 7% thereafter. The agreement contains a provision for a net sales participation fee calculated as 5% of net sales to be applied to the outstanding balance of the term loan until the term loan is paid in full and thereafter paid as a fee. The agreement contains a provision for a sharing fee calculated as 25% of the net profits for the first four full fiscal quarters occurring after the loan agreement payable when the financial statements of the eligible fiscal quarter are delivered. As collateral for advances under the credit facility, TAPP has granted Greystone a security interest in all of its assets including all trademarks and patents. The Company guaranteed the obligations of TAPP up to $250. At May 31, 2008 the revolver had an outstanding balance of $5,707 and the term note had a balance of $1,825 and an excess available credit of $0 based on actual borrowing capacity. The interest rates on the revolving credit facility and term loans were 8% and 10%, respectively, at May 31, 2008.

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

The note was issued with a beneficial conversion feature. At issuance, the note was recorded at $1,831 with an associated discount of $4,169. The discount will be amortized over the 36 month term of the note. At May 31, 2008, the note had a recorded balance of $2,141 with an associated unrecognized discount of $3,859, no payments have been made and the Company has not been notified of any defaults.

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

Additional seller financing was provided upon the closing of the Oblio acquisition in the amount of $2,323 in a contractual short term obligation that was not interest-bearing. On December 14, 2005, a promissory note was executed acknowledging this amount due to the Seller. The Note bears interest of 4%, and had an initial maturity date of May 31, 2006 which was extended to March 31, 2009.

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

•	The Series A Preferred is non-voting, subordinate to all Greystone debt and has a preference in liquidation of $12,345 as of May 31, 2008.

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

In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as well as the accrued dividends as long-term liability. Additionally, due to the potential variability of the Conversion Price as discussed above, the Company is required to record the embedded conversion feature of the Series A Preferred as a liability at fair value and to re-measure that value each reporting period with changes being charged to operations.

As of May 31, 2008, the Company has recorded $3,570 as debt related to the note and $4,845 related to the preferred stock (which includes $345 in accrued dividends). No dividend payments have been made as of July 15, 2008.

Note 9 – Deferred Purchase Consideration

On May 11, 2007, the Company acquired certain assets of Ready Mobile, LLC. Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay consideration equal to 55% of earnings before interest, taxes, depreciation and amortization (EBITDA) for the first 36 months subsequent to the closing, payable monthly in arrears. As of August 31, 2007, the Company had accrued $3,401 for deferred purchase consideration which was management’s estimate of the total amount to be paid for the asset purchase.

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

Note 10 – Titan Electronics Convertible Preferred Stock

On November 30, 2007, Titan Electronics, a direct subsidiary of the Company and the parent company of Titan Nexus, issued YA Global 103,503 shares of its series A convertible preferred stock (“Titan Electronics Preferred Stock”), which contains the following provisions:

• upon any dissolution, liquidation, winding-up or change of control of Titan Electronics, the Titan Electronics Preferred Stock has a liquidation value of $70 per share, or an aggregate of $7,245;

• The Titan Electronics Preferred Stock is convertible into shares of Titan Electronics common stock and initially each share converts into 70 shares of common stock. At such time as the common stock commences trading, the conversion ratio shall be amended to the product of the stated value, divided by the lower of (i) the value weighted average price VWAP of the Titan Electronics common stock for the first 30 trading days, (ii) the VWAP value weighted average price for the Titan Electronics common stock for the 20 trading days ending on the date which is one year after the initial trading date, or (iii) 85% of the lowest volume weighted average price during the 20 trading days immediately preceding the conversion date; provided that in no event shall such amount be less than the figure obtained by dividing $2,000 by the number of shares of common stock of Titan Electronics outstanding on a fully diluted basis, not including shares issuable to YA Global or their assignee. The Titan Electronics Preferred Stock contains customary value weighted anti-dilutions provisions. Holders of Titan Electronics Preferred Stock may not convert into shares of Titan Electronics common stock which would result in the holder owning more than 4.99% of the then outstanding shares of common stock, except on 65 days’ prior notice;

• The Titan Electronics Preferred Stock votes together with the Titan Electronics common stock and has the same number of votes as the number of shares of common stock into which the shares are convertible;

• Titan Electronics has the right to redeem the Titan Electronics Preferred Stock on 30 days notice at any time in cash equal to the stated value of the shares being redeemed; and

• In the event at any time after the date which is 18 months from the issuance date of the shares of Series A Preferred Stock, the Holder has the right to put the shares to Titan Electronics solely in the event (i) Titan Electronics has not acquired materially all of the assets of Nexus Nano, and (ii) the Titan Electronics common stock is not then trading. The redemption price equals the stated value.

In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as a long-term liability at face value.

Note 11 – Long-Term Debt

Long-term debt consisted of the following:

Issue	Expiration		Outstanding at
Date	Date	Instrument	5/31/2008
08/12/2005	03/31/2009	$4,823 Seller-Financed Debt	$3,570
12/29/2006	02/01/2011	$20,000 Secured Revolving Note	15,247
12/29/2006	02/01/2011	$7,608 Term Notes A & B	2,629
09/17/2007	09/17/2012	$20,000 Secured Revolving Note	10,293
09/17/2007	09/17/2012	$5,200 Term Notes	4,558
09/17/2007	09/17/2010	$6,000 Convertible Debentures	6,000
11/30/2007	08/31/2010	Other	270
12/14/2007	12/29/2009	$14,000 Secured Revolving Note	5,707
12/14/2007	12/29/2009	$2,000 Term Notes	1,825
02/11/2008	02/01/2011	$830 Term Note D	778
Total debt			50,878
Less discount from warrants and derivatives			(4,383)
Total carrying value of debt			46,495
Less current portion of long-term debt			(6,732)
Total long-term debt			$39,763

Long-term debt repayments are due as follows:

Fiscal Year	F&L Note	YA Global	Other	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2008	$3,570	$-	$120	$-	$3,042	$6,732
2009	-	-	120	-	1,226	1,346
2010	-	-	30	5,707	2,899	8,636
2011	-	6,000	-	15,247	1,331	22,578
2012	-	-	-	10,293	1,293	11,586
	$3,570	$6,000	$270	$31,247	$9,791	$50,878

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

The fair value of the individual long-term embedded and free standing derivatives at May 31, 2008 is as follows:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	5/31/2008
9/17/07	9/17/12	Long-term fair value of conversion feature of convertible debenture		$5,795
Long-term embedded derivatives				5,795

3/24/06	3/24/13	6,750,000 Warrants	$0.23	$2,699
10/12/06	10/12/11	250,000 Warrants	$1.00	63
10/12/06	10/12/11	250,000 Warrants	$1.10	66
12/29/06	12/29/11	500,000 Warrants	$1.00	143
9/17/07	9/17/12	500,000 Warrants	$2.00	124
9/17/07	9/17/12	525,000 Warrants	$2.47	117
9/17/07	9/17/12	525,000 Warrants	$2.81	108
Total long-term free-standing derivatives				3,320

8/12/05	3/31/09	Long-term fair value of conversion feature of Oblio Series A Preferred Stock	$1.50	$-

Total embedded and free-standing derivative liabilities				$9,115

Note 13 – Related-Party Notes Payable

On September 28, 2007, the Company entered into a 6.5% promissory note with Frank Crivello, managing partner of the Crivello Group (a stockholder). The maturity date of the note was March 28, 2008. As of May 31, 2008, the outstanding balance of the note payable was $283. Payment on the note has not been made and the revised maturity date has not been determined as of July 15, 2008.

On February 25, 2008, the Company, through its Titan PCB East subsidiary, entered into a 10% promissory note with The Irrevocable Children’s Trust (a stockholder). The note has a six-month term with all interest and principal due at maturity. As of May 31, 2008, the outstanding balance of the promissory note payable was $214.

On February 26, 2008, the Company, through its Titan Electronics subsidiary, entered into a 10% promissory note with The Irrevocable Children’s Trust (a stockholder). The note has a six-month term with all interest and principal due at maturity. As of May 31, 2008, the outstanding balance of the promissory note payable was $200.

On February 29, 2008, the Company entered into a 10% promissory note with The Irrevocable Children’s Trust (a stockholder). The note has a six-month term with all interest and principal due at maturity. As of May 31, 2008, the outstanding balance of the promissory note payable was $448.

On February 29, 2008, Titan Electronics received a cash advance of $20 from Mike Kadlec on a $70 promissory note dated March 4, 2008. The $70 promissory note was replaced by an installment note dated May 23, 2008 for $390. The installment note has a maturity date of May 23, 2010, bears interest at 8.5% payable monthly beginning July 15, 2008 and calls for monthly payments of $15 for the first twelve months and $17.5 for months thirteen through twenty-four. During the three months ended May 31, 2008, additional cash advances were made under the note totaling $349 bringing the total amount of cash advances to $369, which was outstanding at May 31, 2008. Mike Kadlec is currently the President for Titan Electronics.

On March 4, 2008, Titan Electronics entered into a $67 promissory note dated March 4, 2008 with Ed Peterson The note bears interest at an annual rate of 10% and matures on September 4, 2008. Interest is payable monthly and the principal amount is due at maturity. As of May 31, 2008 the outstanding balance of the promissory note payable was $67. Ed Peterson is currently the Vice President of Operations for Titan Electronics.

Effective March 4, 2008, Titan Electronics entered into a $55 promissory note with Stephen Kennedy. The note bears interest at an annual rate of 10% and matures on September 4, 2008. Interest is payable monthly and the principal amount is due at maturity. As of May 31, 2008, the outstanding balance of the promissory note payable was $55. Stephen Kennedy is currently the Vice President of Sales for Titan Electronics and is a Director of the Company.

In connection with the Asset Purchase Agreement with Denis McCarthy dba Time Sensitive Circuits, as of May 31, 2008, Denis McCarthy has advanced Titan PCB East, $100 to be used as working capital. Repayment terms have not been specified as of July 14, 2008 in the event that the transaction does not close.

Note 14 – Short-Term Notes Payable

The Company has entered into 12-month financing agreements with several vendors to purchase fixed assets for its electronics and homeland security division. As of May 31, 2008, $73 is outstanding under these short-term notes payable.

As discussed in Note 2, the Company assumed certain short-term notes payables in the acquisitions of USAD and the surrender of assets of Titan Nexus. As of May 31, 2008, the Company has recorded $1,259 related to these short-term notes payable.

Note 15 – Impairment of Goodwill and Intangible Assets

Subsequent to November 30, 2007, the Company’s communications division experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such, the Company evaluated the division’s goodwill and other intangible assets for impairment based on changes in the business model. Based on the determination of management, the Company fully impaired the goodwill and all of the intangible assets of Oblio with the exception of the trade names as of November 30, 2007. Management determined to retain the trade names associated with Oblio and to continue to market them under Titan Communications and/or Pinless, Inc., dba Planet Direct.

Simultaneously, the Company determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary, Titan Wireless RM, Inc., due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Accordingly, the Company incurred an impairment charge for $14,572 of goodwill and intangible assets related to the Oblio and Titan Wireless as of November 30, 2007.

In connection with the formation of our global brands division and related acquisition of USA Detergents on October 16, 2007, goodwill in the amount of $6,569 was established as of the acquisition date as part of the purchase price allocation. During the due diligence phase of the acquisition of USAD and prior to acquisition, the Company made certain assumptions regarding the working capital necessary to revitalize the core business of USAD. During the execution phase of the post-acquisition reorganization plan, the Company was unable to successfully negotiate work-out payment plans with key suppliers. The Company reevaluated the working capital requirements of this subsidiary and determined it was not feasible to fund the operations of USAD. As such, management determined to cease operations in its current structure. Accordingly, the Company incurred an impairment charge for $6,569 of goodwill related to the USA Detergents acquisition as of November 30, 2007. See additional discussion at Note 22.

Note 16 - Stock Options and Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. The Company recognizes compensation expense of a stock-based award over the vesting period based on the fair value of the award on the grant date, net of forfeitures. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model. No stock-based compensation awards were granted during the nine months ended May 31, 2008.

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

Note 18 – Treasury Stock

On May 9, 2007, the Company’s Board of Directors approved a 4,000,000 share open market buyback program. The Board cited its attractive share price, as well as, reported record financial revenue results and strategic progress from its various business units in making this decision. As of May 31, 2008, the Company had repurchased 1,274,157 shares for $1,660 including transaction costs under the repurchase program. The Company also repurchased 50,000 shares of employee stock options for $55 in June 2007.

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
		Total Number of		as Part of Publicly	Yet Be Purchased
		Shares	Average Price	Announced Plans	Under the Plans or
Period		Purchased	Paid per Share	or Programs	Programs
05/09/07	08/31/07	1,087,307	$1.35	1,037,307
09/01/07	11/30/07	24,850	1.62	24,850
12/01/07	02/29/08	212,000	0.98	212,000
03/01/08	05/31/08	-	-	-
	Total	1,324,157	$1.30	1,274,157	2,725,843

Note 19 - Litigation

ALLSTATE PRINTING & PACKAGING, INC
On March 25, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Allstate Printing & Packaging, Inc. (“Allstate”). Allstate is seeking $86 for alleged unpaid invoices for services rendered in Passaic County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at May 31, 2008.

AMERTEL COMMUNICATIONS, INC
On April 2, 2008, the Company’s subsidiaries, Oblio and Titan Wireless, were notified, via a process server, that it was being sued by Amertel Communications, Inc. (“Amertel”). Amertel is seeking $275 for alleged unpaid refunds for products purchased in the US District Court, MD. This action is currently pending. The Company disputes the amounts alleged to be due, and Management is unable to estimate the ultimate liability, if any, related to this claim at May 31, 2008.

ASIA TELECOM CORPORATION
On March 7, 2008, Oblio filed a lawsuit in Dallas County, Texas, against Asia Telecom Corporation (“Asia Telecom”) seeking to recover $753 for unpaid product. Asia Telecom has filed a special appearance claiming that it does not have sufficient contacts with the State of Texas to warrant being sued in a Texas Court. The hearing on Asia Telecom’s special appearance is scheduled for July 25, 2008.

AT&T CORP.
On December 5, 2006, the Company’s subsidiary, Oblio Telecom, Inc. (“Oblio”), filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). Oblio sought a refund of amounts paid to AT&T for the period from 1999 to October 2006 for USF charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. The fees paid to AT&T for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other Federal Communications Commission (the “FCC”) charges. AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s argument that its Prepaid Card Service was exempt under the law.

On October 12, 2007, Oblio entered into a Settlement Agreement (the “Settlement Agreement”) with AT&T, effective as of October 11, 2007. Pursuant to the Settlement Agreement, AT&T agreed to waive and discharge its right to receive $7,200 and Oblio issued a promissory note for the payment of the balance of $600 in interest to AT&T in full settlement of the Partial Final Award issued in the arbitration proceeding on the counter claims brought by AT&T against Oblio and in full settlement of the Oblio’s Universal Service Fund claim against AT&T. As Oblio had already recorded its liability in its accounts payable, the $6,600 net reduction in accounts payable reduced cost of sales during the three months ended November 30, 2007.

Oblio has remitted $500 to AT&T in compliance with the Settlement Agreement as of May 31, 2008. Additionally, the Company has recorded $100 as a liability to AT&T as of May 31, 2008 for the remainder of the amounts due AT&T per the Settlement Agreement.

BARRON S. WALL, INC. t/a INSURANCE CONSULTING ASSOCIATES
On March 7, 2008, the Company’s subsidiary, USAD, was notified, via a process server, that it was being sued by Barron S. Wall, Inc. t/a Insurance Consulting Associates (“Barron”). Barron is seeking $7 for alleged unpaid invoices for services rendered in Middlesex County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at May 31, 2008.

CLIFTON PREPAID COMMUNICATIONS CORP.
On August 21, 2007, Oblio filed suit against Clifton Prepaid Communications Corp., Clifton Pre-Paid Corp, and Aref Aref (collectively “Clifton”) for non-payment of invoices related to services rendered in the District Court, 199th Judicial District, Collin County, Texas. Oblio seeks $2,199 in payment plus pre-judgment interest, post judgment interest at the maximum lawful rate from July 30, 2007 until judgment at the rate of six percent per annum, and reasonable and necessary attorney fees and costs. Oblio also obtained Writs of Garnishment against Clifton’s funds on deposit with Bank of America, N.A. and J.P. Morgan Chase Bank. As a result of the Writs of Garnishment, Oblio trapped approximately $150 in Clifton’s bank accounts. Clifton has unsuccessfully attempted to dissolve the Writ of Garnishment. The trial in this case is scheduled for November 2008.

As of May 31, 2008, the Company has fully reserved and allowed for the $2,199 in accounts receivable from Clifton less the amounts captured in the Writ of Garnishment.

CRESCENT FUND, INC.
On July 6, 2007, the Company filed a lawsuit against Crescent Fund, Inc. in Dallas County, Texas, seeking a declaratory judgment declaring that the Company had no remaining liability to Crescent Fund, Inc. under a Consulting Agreement entered into by and between the Company and Crescent Fund, Inc. in October 2003. On July 7, 2008, the trial court entered judgment in favor of the Company declaring that the Company had no remaining liability to Crescent Fund, Inc.

F&L, LLP
On November 27, 2007, the Company was notified, via a process server, that it was being sued by F&L, LLP (“F&L”) in the District Court of Dallas County, Texas 160th Judicial District. F&L is seeking the Company to perform on its guarantee of notes payable from Oblio to F&L. Principal amounts due to F&L, LLP as of May 31, 2008 is $3,570. This action is currently pending. The Company has recorded the amounts due as a liability as of May 31, 2008. Oblio has also recorded accrued interest of $410 related to this obligation. On April 29, 2008, GBC Funding, LLC intervened in the lawsuit seeking to stay the lawsuit as a result of F&L’s prior agreement to subordinate its debt and collection to the rights of GBC Funding, LLC. To date, F&L has voluntarily consented to the stay. However, the Motion to Stay is currently set for hearing in August 2008.

GEOTEL INTERNATIONAL, LC
On January 31, 2008, the Company’s subsidiary, Starttalk, was notified, via a process server, that it was being sued by Geotel International, LC (“Geotel”). Geotel is seeking $73 for alleged unpaid invoices for services rendered in Miami-Dade County: Circuit Court, FL. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at May 31, 2008.

HAWAII GLOBAL EXCHANGE, INC. AND TRANSPAC TELECOM, INC.
On December 21, 2007, the Company’s subsidiary Oblio, filed a lawsuit against Hawaii Global in 162nd Judicial District Court of Dallas County, Texas. Oblio sought to recover $1,319 for unpaid product. Hawaii Global then removed the lawsuit to the United States District Court for the Northern District of Texas. Hawaii Global then moved to dismiss the Texas lawsuit based upon lack of personal jurisdiction and in the alternative to transfer the Texas lawsuit to the United States District Court of Hawaii. The District Court denied Hawaii Global’s motion to dismiss and or transfer. On January 29, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Hawaii Global Exchange, Inc. and Transpac Telecom, Inc. (“Transpac”). Transpac is alleging violation of the Communications Act, breach of oral contract, promissory estoppel, and intentional interference with contractual relations and/or prospective economic advantage in US District Court, HI. Oblio then filed a motion to dismiss the Hawaii lawsuit based upon lack of personal jurisdiction or, in the alternative, to transfer the Hawaii lawsuit to Texas. Although Hawaii Global and Transpac have opposed the motion to dismiss, they have consented to the transfer of the Hawaii lawsuit to the Northern District of Texas. The Hawaii lawsuit has been transferred and consolidated with the Texas Lawsuit. Hawaii Global has joined the Company, Bryan Chance, Kurt Jensen, Frank Crivello, and David Marks as parties to the lawsuit. The Company disputes these allegations and will defend itself, and Management is unable to estimate the ultimate liability, if any, related to this claim at May 31, 2008.

JACO ELECTRONICS, INC.
On September 1, 2006, a subsidiary of the Company, Titan Nexus, Inc. f/k/a Nexus Nano Electronic, Inc. (“Nexas Nano”) filed suit against Jaco Electronics, Inc. (“Jaco”) in the United States District Court for the Southern District of New York, alleging that Jaco had made certain misrepresentations in connection with an Asset Purchase Agreement executed in September 2004. Jaco denied the allegations and asserted counterclaims against Nexus Nano and other related entities. On June 27, 2008, the Company, Jaco, and others entered into a Settlement Agreement that provided for the release of claims between the parties and included a five-year Supply Agreement between Jaco, Titan Nexus, Inc. d/b/a NEO EMS, Inc., and Nexus Custom Electronics, Inc.

LANHAM ACT LAWSUIT
On February 15, 2008, Oblio filed a lawsuit in the United States District Court for the Northern District of Texas against various individuals and entities alleging trademark infringement under the Lanham Act. Many of the defendants have filed motion to dismiss which are currently pending before the Court.

LATIN AMERICAN VOIP, INC
On December 26, 2007, the Company and its subsidiaries, Oblio and Starttalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”). Latin American VOIP is seeking $723 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida. This action is currently pending. The Company has accrued $630 of the amounts alleged to be due in its accounts payable as of May 31, 2008 and is disputing the difference of $93.

LEVEL 3 COMMUNICATIONS, LLC
On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. On May 14, 2008, Oblio entered into an Agreed Judgment in the amount of $2,042. As of May 31, 2008, Oblio has accrued the amount of the Agreed Judgment in accounts payable.

RICO LAWSUIT
On February 15, 2008, Oblio filed a lawsuit in the United States District Court for the Northern District of Texas against various individuals and entities alleging a conspiracy to defraud Oblio under the Racketeering, Influence Corruption Act (“RICO”). Many of the defendants have filed motion to dismiss which are currently pending before the Court.

STX COMMUNICATIONS, INC
On January 16, 2008, STX Communications, LLC d/b/a STX Phone Cards (“STX”) sought a Temporary Restraining Order (“TRO”) in the 14th Judicial District Court of Dallas County, Texas against the Company’s subsidiary Oblio. The TRO immediately restrained Oblio from suspending its network support for any pre-paid phone card supplied by Oblio to STX and from taking any action to impair the network supporting any pre-paid phone card supplied by Oblio to STX. On January 23, 2008, the Company was notified by its attorneys that the TRO became effective and enforceable and that the Company was in violation of its TRO and was subject to sanctions for contempt of court. The TRO has since been dissolved by agreement of the parties.

STX has added the Company, Bryan Chance, Kurt Jensen, and Frank Crivello as defendants. STX claims that Oblio breached a contract to provide network support for prepaid phone cards, and to accept returns of the cards as necessary.  STX also alleges that Oblio has been unjustly enriched by STX’s payments for cards, and that Oblio breached the implied warranty of merchantability and the express warranty to provide network support for the cards, and that Oblio’s failure to provide network support breached a duty of care owed to STX.   STX also claims that Titan, Chance and Crivello tortiously interfered with the Oblio/STX contract and caused Oblio to purposefully interrupt network support for the cards sold to STX.  Finally, STX alleges all defendants tortiously interfered with STX’s business relationships with STX’s distributors and end consumers by playing recorded messages for end consumers to return their cards, and changing rate decks on the cards from the posted rates.  STX’s actual damages are not specified, but it seeks not less than $1,200 in exemplary damages, together with interest, and attorney’s fees.

Oblio has filed a counter-claim against STX, alleging STX failed to pay for the cards it purchased.  Oblio also claims STX, together with Tawfik and Raimondo, STX’s chief officers, fraudulently induced Oblio to sell pre-paid phone cards for certain foreign markets at a loss, in exchange for STX’s promise to place Oblio products in more lucrative local markets.  STX’s failure to place Oblio’s products in the promised markets caused Oblio damages in an amount not less than $10.

The case is currently set for trial on September 29, 2008, but the parties have agreed to request a continuance setting the trial for the week of April 20, 2009.

TOUCH TELL, INC.
On December 21, 2007, Oblio filed suit in Dallas County, Texas, against Touch Tell, Inc. (“Touch Tell”) for $1,300 in unpaid product. Oblio also initially obtained a pre-judgment Writ of Garnishment against Touch Tell’s bank trapping $1,300. Touch Tell filed a counterclaim that claims that after allowing for credits, deactivations, and returns, Oblio owes Touch Tell approximately $268. Touch Tell successfully reduced the amount of the garnishment to $477. At May 31, 2008, Oblio has recorded accounts receivable from Touch Tell equal to the garnishment of $477. No amounts have been recorded or accrued related to the counter claim. The case is now set for trial in November 2008.

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

OTHER LEGAL MATTERS
As of May 31, 2008, the Company has fully reserved and allowed (through its allowance for doubtful accounts $15,736 and its allowance for sales returns $3,672) $19,408 in accounts receivable recorded for the communications division matters referenced above including Clifton.

Note 20 – Contingency

In January 2007, prior to the Company’s purchase of Appco, Appco entered into a settlement agreement with one of its cigarette vendors totaling $2,500. The settlement was in response to an investigation by the Federal Bureau of Alcohol, Tobacco and Firearms related a buy-down marketing program and certain contractual limitations with a cigarette vendor. Appco satisfies this obligation through the application of marketing funds that would have been otherwise received from the vendor through a marketing program. As of May 31, 2008, $691 of the original settlement obligation remains unpaid of which $163 is a current liability.

Note 21 - Segment Information

The Company considers itself in four distinct operating segments.

The Company, through its subsidiaries Titan Electronics, PCB East and Titan Nexus, is a fabrication service provider of time sensitive, high tech, prototype and pre-production printed circuit boards, providing time-critical printed circuit board manufacturing services to original equipment manufacturers, contract manufacturers and electronic manufacturing services providers. The Company considers this its electronics and homeland security business segment.

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

	Three Months Ended
	5/31/2008
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales :	$6,977	$42	$120,336	$957	$-	$128,312
Interest expense:	142	1,009	446	152	326	2,075
Net income (loss ) from continuing operations :	(1,161)	(2,549)	(154)	(1,739)	(523)	(6,126)
Loss from discontinued operations	-	-	-	(1,139)	-	(1,139)
Assets :	16,479	11,570	41,036	13,846	(5,325)	77,606
Accounts receivable, net:	3,784	740	5,271	1,080	-	10,875
Inventory, net	1,886	5	9,598	2,067	-	13,556
Equipment and improvements , net:	2,782	325	11,088	872	118	15,185
Depreciation expense:	267	46	615	90	13	1,031
Goodwill and indefinite lived intangible assets :	8,571	-	9,277	-	-	17,848
Definite lived intangible assets , net	-	3,778	666	-	-	4,444

	Three Months Ended
	5/31/2007
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales :	$6,174	$24,627	$-	$-	$-	$30,801
Interest expense:	1,992	(1,039)	-	-	-	953
Net income (loss ):	2,031	4,498	-	-	(1,792)	4,737
Assets :	6,747	47,187	-	-	130	54,064
Accounts receivable, net:	3,588	11,379	-	-	-	14,967
Inventory, net	1,225	911	-	-	-	2,136
Equipment and improvements , net:	1,648	647	-	-	-	2,295
Depreciation expense:	171	41	-	-	-	212
Goodwill and indefinite lived intangible assets :	-	6,661	-	-	-	6,661
Definite lived intangible assets , net:	-	18,352	-	-	-	18,352

	Nine Months Ended
	5/31/2008
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales:	$22,168	$34,897	$312,881	$2,358	$-	$372,304
Interest expense:	572	2,272	1,669	321	882	5,716
Net income (loss) from continuing operations:	5,317	(17,187)	(2,640)	(3,139)	(4,554)	(22,203)
Loss from discontinued operations	-	-	-	(12,454)	-	(12,454)
Net income (loss):	5,317	(17,187)	(2,640)	(15,593)	(4,554)	(34,657)
Impairment of intangibles:	-	14,572	-	-	-	14,572
Assets:	16,479	11,570	41,036	13,846	(5,325)	77,606
Accounts receivable, net:	3,784	740	5,271	1,080	-	10,875
Inventory, net	1,886	5	9,598	2,067	-	13,556
Equipment and improvements, net:	2,782	325	11,088	872	118	15,185
Depreciation expense:	715	283	1,895	154	37	3,084
Goodwill and indefinite lived intangible assets:	8,571	-	9,277	-	-	17,848
Definite lived intangible assets, net	-	3,778	666	-	-	4,444

	Nine Months Ended
	5/31/2007
	E & HS	Comm	Energy	Brands	Corp.	Total
Sales:	$16,726	$80,138	$-	$-	$-	$96,864
Interest expense:	1,962	1,213	-	-	9	3,184
Net income (loss)	(2,898)	6,907	-	-	(3,278)	731
Assets:	6,747	47,187	-	-	130	54,064
Accounts receivable, net:	3,588	11,379	-	-	-	14,967
Inventory, net	1,225	911	-	-	-	2,136
Equipment and improvements, net:	1,648	647	-	-	-	2,295
Depreciation expense:	171	41	-	-	-	212
Goodwill and indefinite lived intangible assets:	-	6,661	-	-	-	6,661
Definite lived intangible assets, net:	-	18,352	-	-	-	18,352

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States.

Note 22 - Discontinued Operations and Bankruptcy Filing in Global Brands Segment

Facts and Circumstances

During the second quarter of fiscal 2008, the Company ceased its manufacturing operations for filling and packaging USAD liquid products. The Company has segregated the operating results of USAD from the results of continuing operations and classified them as discontinued operations for the three- and nine-month periods ended May 31, 2008. As USAD was acquired on October 17, 2007, during the current fiscal period, prior period operating results were not restated. On February 12, 2008, several suppliers of USAD filed an involuntary Chapter 7 bankruptcy petition with the United States Bankruptcy Court in the District of Delaware. During the third fiscal quarter of 2008, the Company converted the Chapter 7 bankruptcy filing to a Chapter 11 bankruptcy filing and pursued other alternatives for the assets of USAD. On June 13, 2008, the bankruptcy was converted back to a Chapter 7 bankruptcy and the court appointed a trustee to oversee the liquidation of the remaining assets. The Company is exploring opportunities to maximize the value of the brands by outsourcing filling and packaging of USAD brands, licensing USAD brands to other manufacturers, and other alternatives. Management continues to account for the operations of USAD as discontinued operations because management is unable to estimate and reflect realizable values of USAD’s assets and the settlement amounts of USAD’s liabilities that may result from the bankruptcy proceedings.

Financial Detail of the Discontinued Operations

The results of operations of the discontinued USAD are as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	5/31/2008	5/31/2008
Sales - Global brands division	$193	$5,433
Cost of sales - Global brands division	793	6,660
	(600)	(1,227)
Operating expenses :
Sales and marketing	1	970
General and administrative expenses	357	2,435
Bad debt expense	-	567
Impairment of intangibles	-	6,569
Amortization of intangibles	-	193
	358	10,734
Loss from operations	(958)	(11,961)
Other income (expenses):
Other income	-	51
Interest expense	(181)	(544)
Loss from discontinued operations	$(1,139)	$(12,454)

The principal balance sheet items of the assets held for sale are stated below:

May 31,
2008
Current assets
Cash and cash equivalents	$189
Accounts receivable, trade (less allowance for doubtful accounts of $1,814)	1,221
Inventory, net	3,112
Prepaid expenses and other current assets	158
Total current assets	$4,680
Non-current assets
Equipment and improvements , net	$1,929
Definite-lived intangible assets , net	2,367
Other assets	93
Total non-current assets	$4,389
Current liabilities
Accounts payable -trade	$8,598
Accrued liabilities	1,670
Short-term notes payable	1,250
Current portion of long-term debt	936
Total current liabilities	$12,454
Non-current liabilities
Lines of credit	$5,331
Long-term debt	2,950
Other long-term liabilities	560
Total non-current liabilities	$8,841

Long-term debt consisted of the following:

10/16/2007 01/01/2010 $10,000 Secured Revolving Note	$5,331
10/16/2007 01/01/2010 $4,087 Term Notes	3,885
Total debt	9,216
Less current portion of long-term debt	(936)
Total long-term debt	$8,280

Long-term debt repayments are due as follows:

Fiscal	Greystone	Greystone	Total Long-
Year	Revolvers	Term Debt	Term Debt
2008	$-	$936	$936
2009	-	863	863
2010	5,331	2,086	7,417
	$5,331	$3,885	$9,216

Note 23 - Subsequent Events

On June 24, 2008, the Company acquired all of IVI Communications, Inc. (“IVI”) outstanding Series A and B Preferred Stock from former holders. The Preferred Stock includes the right to vote a majority of IVI’s shares for any action to be taken by shareholders. The purchase price of the preferred stock was $0. IVI was formed in September 1995 to acquire traditional local and regional Internet access Service Providers (ISP’s) in the Western States to achieve economies of operation and accelerated growth through centralized management. In addition, the Company entered into a loan and security agreement with IVI for $100,000, bearing interest at 13% to be used to fund corporate expenses primarily associated with fulfilling IVI’s obligations for periodic reporting requirements with the Securities and Exchange Commission.

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

The Company began its electronics and homeland security division in 2001 through SVPC Partners LLC, a Delaware limited liability company that commenced its operations in July 2001 ("SVPC"). SVPC began acquiring technology equipment, processes, customer lists and orders from competitors but was unable to remain in business principally due to a severe market downturn and excessive levels of indebtedness. On July 16, 2001, SVPC acquired all of the assets of SVPC Circuit Systems, Inc. and certain assets of Circuit Systems, Inc. ("CSI") pursuant to a combined approved bankruptcy court sale. After acquiring SVPC Circuit Systems, Inc. and certain assets of CSI, Titan acquired certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc.

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

On October 16, 2007, the Company exercised its option to acquire 80% of the issued and outstanding capital of USA Detergents, Inc. (“USAD”) in exchange for one dollar pursuant to the Stock Purchase Agreement dated July 30, 2007 by and among the Company, USAD and USAD Metro Holdings, LLC, as amended. USAD is headquartered in North Brunswick, New Jersey and is a manufacturer and distributor of value-branded home care products that leverages brand extensions and licensing agreements with consumer product conglomerates. On February 12, 2008, several suppliers of USAD filed an involuntary Chapter 7 bankruptcy petition with the United States Bankruptcy Court in the District of Delaware. During the third fiscal quarter of 2008, the Company converted the Chapter 7 bankruptcy filing to a Chapter 11 bankruptcy filing and pursued other alternatives for the assets of USAD. On June 13, 2008, the bankruptcy was converted back to a Chapter 7 bankruptcy and the court appointed a trustee to oversee the liquidation of the remaining assets. The Company is exploring opportunities to maximize the value of the brands by outsourcing filling and packaging of USAD brands, licensing USAD brands to other manufacturers, and other alternatives

On November 2, 2007, Titan Nexus, Inc. (“Titan Nexus”), an indirect subsidiary of Titan Global Holdings, Inc. (the “Company”), entered into a limited recourse assignment (the “Assignment”) with YA Global Investments, L.P. (“YA Global”). Pursuant to the Assignment, Titan Nexus was assigned all rights, title and interest to YA Global’s secured convertible debt position in Nexus Nano Electronics, Inc. (“Nexus Nano”), in the aggregate amount of $11,245, including principal and interest. The obligations are secured by all of Nexus Nano’s assets. In consideration for the Assignment (i) Titan issued YA Global 2,000,000 shares of common stock, valued at $2.00 per share, the price of the stock at the time of the closing, and (ii) Titan PCB West, Inc. (“Titan Electronics”), a direct subsidiary of the Company and the parent company of Titan Nexus, issued YA Global 103,503 shares of Titan PCB West series A convertible preferred stock.

On November 5, 2007, the Company formed Titan Electronics Group (“Titan EG”). Titan EG is currently a division of the Company and is a wholly owned subsidiary. Titan Nexus, along with the Company’s legacy subsidiaries, Titan East and Titan Electronics, Inc. are now a part of the Titan EG. The Company anticipates that this entity will be divested and spun off into a separate entity via a 100% stock dividend in FY 2008.

On November 30, 2007, Titan Nexus completed the final step in the acquisition of the assets of Nexus Nano Electronics, Inc. ("Nexus"), a manufacturer of custom circuit boards for aerospace, defense and other industries. The surrender of assets was completed by agreement between Nexus as debtor and Titan as creditor.

On December 14, 2007, Titan Apparel, Inc. (“Titan Apparel”), a wholly owned subsidiary of Titan Global Holdings, Inc., acquired substantially all of the assets of Global Brand Marketing Inc (“Global”). Global, located in Santa Barbara, CA, owns the brands Dry-shod, No Mass, Mehandi and Funflopps. Global operates under the banner Global Feet and sells its footwear products in 130 countries worldwide. The purchase price of $7,961 was financed through a credit facility with Greystone Business Credit II L.L.C.

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

On April 25, 2008, PCB West, Inc. changed its name to Titan Electronics, Inc.

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

The Company’s business strategy, by division, is to:

Titan Global Energy Group

Titan Global Energy Group was formed in the fourth quarter of fiscal year 2007. Titan Global Energy Group is a division engaged in the acquisition and management of complementary energy sector assets. On September 17, 2007 Titan Global Energy Group completed the acquisition of Appco. Appco, formed in 1923 and based in Blountville, Tennessee, is a regional petroleum company that owns and operates an extensive petroleum product distribution network that is comprised of 160 dealers in the southeastern United States. Appco operates 54 convenience store locations in Tennessee, Kentucky and Virginia. Appco has more than 550 employees and maintains long standing partnerships with strategic terminal operators and major oil companies.

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

Titan Communications Division business strategy is to:

•	Evaluate the viability of the Company’s Oblio Telecom subsidiary and its distribution network.
•	Create new distribution opportunities for prepaid international long distance products through new channels to include point of sale activated products.
•	Enter strategic relationships with carriers and other entities to secure high quality, cost effective termination of international long distance traffic.
•	Enter strategic relationships with tier one strategic partners to distribute prepaid international long distance products.
•	Identify opportunities to leverage the Company’s distribution network and valued brands with other prepaid wireless offerings such as GSM handsets and airtime or SIM cards.
•	Offer other prepaid services (i.e., money transfer, prepaid debit/credit cards, etc.) through existing distribution channels to first and second generation Americans.

In the quarter ended February 29, 2008, the Company created Titan Communications to further its strategic endeavors in the prepaid international long distance marketplace, and began exploring new relationships outside Oblio’s traditional distribution and supply channels.  Additionally, the Company no longer had strategic relationships with tier one partners for resale of prepaid international calling cards due to disputes over USF charges (see Note 17 to the consolidated financial statements). Simultaneously, the Company experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such, the Company evaluated goodwill and other assets for impairment based on changes in business model. Goodwill and other intangibles of $4,666 were determined to be impaired and were written off during the quarter ended November 30, 2007. As of May 31, 2008, the allowance for sales returns remained at $3,552 and the allowance for uncollectible accounts receivable was increased to $12,114 for Oblio Telecom.

In the second quarter of fiscal 2008, Titan Wireless, Inc. (“Titan Wireless”), the Company’s wireless operating subsidiary, determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc., due to the increasing capital requirements associated with the business model. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Goodwill associated with the purchase of Ready Mobile, LLC and the goodwill associated with the CDMA MVNO agreement in the amount of $9,906 was expensed as impaired as of November 30, 2007.  In addition, the remaining goodwill, definite and indefinite lived assets were written off against the contingent purchase price commitment established with the asset purchase from Ready Mobile, LLC. Titan Wireless has sold its CDMA wireless subscriber base and distribution network. Titan Wireless is concurrently seeking other strategic relationships to offer GSM handsets and airtime to its distribution channels, which would reduce capital costs per subscriber on an on-going basis.

Titan Electronics and Homeland Security Division

Titan’s Electronics and Homeland Security Division is comprised of Titan PCB East and Titan Electronics. These companies specialize in the manufacturing of advanced circuit boards and other high tech products for military and high-tech clients. On November 30, 2007, the Company completed its acquisition of Nexus Nano. Nexus Nano is a manufacturer of custom circuit boards for aerospace, defense and other industries.

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

Titan Global Brands

Titan Global Brands was formed to integrate, protect and expand brand management capabilities and to identify and purchase other consumer product brands that can leverage and optimize growth from the Company's distribution channels. On October 17, 2007 the Company completed its acquisition of USA Detergents, Inc. (“USAD”). USAD distributed mixed truckloads of laundry, cleaner and candle brands at attractive prices and in unique merchandising configurations. By leveraging brand extensions and licensing agreements with consumer product conglomerates, USAD's brand extensions include Arm & Hammer, Aim, Close-up, Pepsodent, Betty Crocker, Snapple, Fabulous and Oxymax. Additionally, USAD owns tier one brands such as Country Air, Crystal Shine, Fine Care HS, Swiss Pine and Touch of Glass and USAD owns tier two brands such as Laundry Bright, Plumbers Aid, Power Scrub and Xtra Easy. USAD also owns 50% of net profits generated by the liquid cleaner portion of the Brillo brand. During the second quarter of fiscal 2008, the Company ceased its manufacturing operations for filling and packaging USAD liquid products. On February 12, 2008, several suppliers of USAD filed an involuntary Chapter 7 bankruptcy petition with the United States Bankruptcy Court in the District of Delaware. During the third fiscal quarter of 2008, the Company converting the Chapter 7 bankruptcy filing to a Chapter 11 bankruptcy filing and pursued other alternatives for the assets of USAD. On June 13, 2008, the bankruptcy was converted back to a Chapter 7 bankruptcy and the court appointed a trustee to oversee the liquidation of the remaining assets. The Company is exploring opportunities to maximize the value of the brands by outsourcing filling and packaging of USAD brands, licensing USAD brands to other manufacturers, and other alternatives. See additional discussion in Note 22 to the consolidated financial statements.

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

In our energy division, we recognize sales of petroleum and other items when the title passes to the customer. We recognize the gross amounts earned from sales to wholesale customers as revenues. Shipping and handling costs charged to customers are included in our sales. At May 31, 2008 we had $0 allowance for returns and an allowance for doubtful accounts of $109. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

Sales in our energy division are subject to volatility based on trading prices of petroleum and the competitive forces in our markets. We expect sales to continue to remain constant in fiscal year 2008 subject to changes in trading prices of petroleum.

In the communications division, the Company recognizes revenue upon the activation of its prepaid calling cards (except StartTalk products) by the customers or the transfer of risk of loss on our prepaid wireless handsets. The Company recognizes revenue as the minutes are used on our StartTalk products as that is when the revenue is earned. StartTalk products are provided through switches that the Company owns and/or leases and thus the Company is responsible for inbound and outbound termination. The third party switches bill as minutes are used. The Company records an estimated liability for these minutes when the cards are activated. Breakage is recognized ratably over the anticipated usage of cards. Revenue is deferred on StartTalk products that have been sold but services have not yet been provided to the end customer. The Company records sales as gross sales less an allowance for returns and discounts. We provide our customers a limited right of return for calling cards and defective handsets and record an allowance against gross revenues for estimated returns at the time of the sale based on historical results and current information related to specific customer accounts. At May 31, 2008 we had an allowance for returns of $3,672 and an allowance for doubtful accounts of $15,726. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

In our electronics and homeland security division, we recognize sales upon shipment to our customers. We record net sales as gross sales less an allowance for returns and discounts. At May 31, 2008 we had approximately 260 customers in our electronics and homeland security division. We provide our customers a limited right of return for defective PCBs and record an allowance against gross revenues for estimated returns at the time of sale based on its historical results. Because our customers quickly test the PCBs the Company manufactures for them, the majority of returns for defects occur within the first 15 days following shipment. At May 31, 2008, we had an allowance for returns of $119 and an allowance for doubtful accounts of $289. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

In our global brands division, we recognize sales at the time the merchandise is shipped to our distribution customers. At May 31, 2008 we had $0 allowance for returns and an allowance for doubtful accounts of $2,937. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time.

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

Operating and Non-Operating Expenses

Each division’s operating expenses for the three months ended May 31, 2008 and 2007 are comprised of marketing, general and administrative, certain non-recurring costs and costs related to mergers and acquisitions.

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

Results of Operations

As of May 31, 2008, the Company has a working capital deficit of $26,762 including current assets and current liabilities from discontinued operations, a working capital deficit of $18,988 excluding current assets and current liabilities from discontinued operations and an accumulated deficit of $85,357. The Company generated sales of $128,312 and $30,801 for the three months ended May 31, 2008 and 2007, respectively; and incurred a net loss and had net income of $7,265 and $4,771, respectively. The Company generated sales of $372,304 and $96,864 for the nine months ended May 31, 2008 and 2007, respectively; and incurred a net loss of $34,657 and had net income of $832, respectively. In addition, the Company used $10,692 and generated $10,096 of cash flows from continuing operations during the nine months ended May 31, 2008 and 2007, respectively.

Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007

The following table sets forth the results of operations for the three months ended May 31, 2008 and 2007 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Three Months Ended
	5/31/2008		5/31/2007
Sales - Energy division	$120,336	94%	$-	-%
Sales - Communications division	42	0	24,627	80
Sales - Electronics and homeland security division	6,977	5	6,174	20
Sales - Global brands division	957	1	-	-
Total sales	128,312	100	30,801	100

Cost of sales - Energy division	113,687	89	-	-
Cost of sales - Communications division	20	0	15,742	51
Cost of sales - Electronics and homeland security division	7,094	6	5,826	19
Cost of sales - Global brands division	640	0	-	-
Total cost of sales	121,441	95	21,568	70

Gross profit	6,871	5	9,233	30

Operating expenses:
Sales and marketing	593	*	406	1
General and administrative	10,388	8	3,210	10
Bad debt expense	1,071	1	2,008	*
Amortization of intangibles	494	*	1,369	4
Total operating expenses	12,546	10	6,993	23

Operating income (loss)	(5,675)	(4)	2,240	7
Other income	377	*	22	*
Interest expense	(2,075)	(2)	(953)	(3)
Gain on value of derivative instruments	1,247	1	3,462	11
Net income (loss) from continuing operations	$(6,126)	(5)%	$4,771	15%

Loss from discontinued operations	(1,139)	(1)	-	-
Net income (loss)	$(7,265)	(6)%	$4,771	15%

Sales. Sales increased by $97,511 or 317% from $30,801 in the three months ended May 31, 2007 to $128,312 in the three months ended May 31, 2008.  Sales increased primarily due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007 and the formation of our Global Brands division, Titan Apparel and the related acquired assets.  Sales decreased in the communications division due to the Company ceasing business as Oblio in December 2007 and rebuilding the communications segment of our business over the ensuing months since the revision of the marketing strategy for our prepaid international calling card business. In addition, the communications division sold its wireless related assets in the second quarter of fiscal 2008. As such, sales in the communication division decreased by $24,585 or 100% from $24,627 in the three months ended May 31, 2007 to $42 in the three months ended May 31, 2008.

Cost of Sales. Cost of sales increased $99,873 or 463%, from $21,568 in the three months ended May 31, 2007 to $121,441 in the three months ended May 31, 2008, and as a percentage of sales increased from 70% in the three months ended May 31, 2007 to 95% in the three months ended May 31, 2008. The cost of sales increased due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007 and the formation of our Global Brands division, Titan Apparel and the related acquired assets. Cost of sales in the communication division decreased $15,722 or 100%, from $15,742 in the three months ended May 31, 2007 to $20 in the three months ended May 31, 2008.  Costs of sales decreased in the communications division due to the significantly lower sales in the comparable periods. The increase in cost of sales as a percent of sales is due to a higher percentage of sales in the current period from our energy division primarily made up of lower margin fuel sales compared to the prior period that was comprised primarily of sales in our communications division. In the prior period, the communications division primarily sold products serviced by third party carriers and had fixed margins albeit higher margins than our current product mix.

Sales and Marketing. Sales and marketing expenses increased by $187 or 46% in the three months ended May 31, 2007 to $593 in the three months ended May 31, 2008. As a percentage of sales, sales and marketing expense decreased from 1% in the three months ended May 31, 2007 to less than 1% in the three months ended May 31, 2008. The decrease in sales and marketing expense as a percent of sales is due to the lower sales and marketing expense as a percent of revenue in our energy division, which was formed in fiscal 2008 as compared to our historical operations where the majority of the sales and marketing expense was incurred in our electronics and homeland security division. The energy division had sales of $120,336 for the three-month period ending May 31, 2008 and sales and marketing expenses of $21 or 0.017% whereas our electronics and homeland security division had sales of $6,977 and sales and marketing expenses of $525 or 7.5%. In the prior period, the sales from our electronics and homeland security division made up a larger percentage of total sales and therefore increased the combined sales and marketing expense as a percent of sales in the aggregate.

General and Administrative Expenses. General and administrative expenses increased $7,178 or 224% from $3,210 in the three months ended May 31, 2007 to $10,388 in the three months ended May 31, 2008. As a percentage of sales, general and administrative expense was slightly lower for the comparable periods due to cost reductions in the communications division. General and administrative expense increases were attributable to the acquisitions that occurred during the 2008 fiscal period. Acquired entity general and administrative expenses increased $8,505, electronics and homeland security general and administrative expenses increased $323 and the communications division general and administrative expenses decreased $1,592 in the three months ended May 31, 2008 compared to the three months ended May 31, 2007. General and administrative expenses increased in the electronics and homeland security division due to staff additions and decreased in the communications division due to the sale of the wireless assets, staff reductions in the Richardson, Texas facility and other cost cutting measures.

Bad Debt Expense. Bad debt expense decreased $937 or 47% from $2,008 in the three months ended May 31, 2007 to $1,071 in the three months ended May 31, 2008. Bad debt expense for the prior period was established in the communications division in connection with a dispute with one of our wholesale providers. In the current period, an additional allowance for bad debt was established in the communications division due to the release of a portion of a pre-judgment garnishment obtained in connection with one of the lawsuits associated with accounts receivable. While management will continue its collection efforts, an adjustment to the established allowance for doubtful accounts will be made when and if those certain accounts are collected or are deemed to be collectible. Oblio has allowed $12,114 for uncollectible accounts and $3,552 for sales returns related to these disputes.

Amortization of Intangibles. Amortization of intangibles decreased $875 or 64% from $1,369 in the three months ended May 31, 2007 to $494 in the three months ended May 31, 2008. Amortization of intangibles decreased during the three months ended May 31, 2008 due to the impairment recorded during the quarter ended November 30, 2007 in the communications division. Intangible assets that were being amortized in the prior period were impaired in a prior quarter and are therefore no longer being amortized.

Interest Expense. Interest expense increased $1,122 or 118%, from interest expense of $953 in the three months ended May 31, 2007 to $2,075 in the three months ended May 31, 2008. Interest expense increased primarily due to the debt used to finance our acquisition in our Titan Energy division, Titan Apparel, and Titan Nexus.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss.  The Company recognized a gain from the change in fair value of its derivative liabilities of $1,247 in the three months ended May 31, 2008 and a gain from the change in fair value of derivative liabilities of $3,462 in the three months ended May 31, 2007.

Nine Months Ended May 31, 2008 Compared to the Nine Months Ended May 31, 2007

The following table sets forth the results of operations for the nine months ended May 31, 2008 and May 31, 2007 and should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

	Nine Months Ended
	5/31/2008		5/31/2007
Sales - Energy division	$312,881	84%	$-	-%
Sales - Communications division	34,897	9	80,138	83
Sales - Electronics and homeland security division	22,168	6	16,726	17
Sales - Global brands division	2,358	1	-	-
Total sales	372,304	100	96,864	100

Cost of sales - Energy division	296,738	80	-	-
Cost of sales - Communications division	24,392	7	64,333	66
Cost of sales - Electronics and homeland security division	21,379	6	16,014	17
Cost of sales - Global brands division	1,981	1	-	-
Total cost of sales	344,490	93	80,347	83

Gross profit	27,814	7	16,517	17

Operating expenses:
Sales and marketing	1,859	0	1,481	2
General and administrative	30,135	8	8,055	8
Bad debt expense	9,869	3	2,130	*
Impairment of intangibles	14,572	4	-	-
Amortization of intangibles	2,452	1	4,038	4
Total operating expenses	58,887	16	15,704	16

Operating income (loss)	(31,073)	(8)	813	1
Other income	1,583	0	43	*
Interest expense	(5,716)	(2)	(3,184)	(3)
Gain on disposal of assets	2,004	1	-	-
Gain (loss) on value of derivative instruments	10,999	3	(4,630)	(5)
Gain on extinguishment of debt	-	-	7,790	8
Net income (loss) from continuing operations	$(22,203)	(6)%	$832	1%

Loss from discontinued operations	(12,454)	(3)	-	-
Net income (loss)	$(34,657)	(9)%	$832	1%

Sales. Sales increased by $275,440 or 284% from $96,864 in the nine months ended May 31, 2007 to $372,304 in the nine months ended May 31, 2008.  Sales increased primarily due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007.  In addition, the communications division is transitioning from selling products terminating on owned and or leased switching gear through its Oblio subsidiary to product offerings with service provided by third party telecommunication providers through Planet Direct. As such, sales in the communication division decreased by $45,241 or 56% from $80,138 in the nine months ended May 31, 2007 to $34,897 in the nine months ended May 31, 2008.  Sales in the electronics division increased by $5,442 or 33% from $16,726 in the nine months ended May 31, 2007 to $22,168 in the nine months ended May 31, 2008

Cost of Sales. Cost of sales increased $264,143 or 329%, from $80,347 in the nine months ended May 31, 2007 to $344,490 in the nine months ended May 31, 2008, and as a percentage of sales increased from 83% in the nine months ended May 31, 2007 to 93% in the nine months ended May 31, 2008. The cost of sales increased due to the formation of our Titan Energy division and the acquisition of Appco on September 17, 2007.  Cost of sales in the communication division decreased $39,941 or 62%, from $64,333 in the nine months ended May 31, 2007 to $24,392 in the nine months ended May 31, 2008. Costs of sales decreased in the communications division due to the decrease in sales in part but also to increased margins for the nine months ended May 31, 2008 as compared to the corresponding prior period. The increased margin is due to prepaid international calling card minute delivery modifications in the 2008 period for products managed on owned and or leased switching gear. In the prior period, the vast majority of the sales were generated from products serviced by third parties and the communications division primarily served as a distributor with primarily fixed margins.  Cost of sales in the electronics division increased $5,365 or 34%, from $16,014 in the nine months ended May 31, 2007 to $21,379 in the nine months ended May 31, 2008. The cost of sales increase in the electronics division was attributable to an increase in sales over the comparable periods. The increase in cost of sales as a percent of sales is due to a higher percentage of sales in the current period from our energy division primarily made up of lower margin fuel sales compared to the prior period that was comprised primarily of sales in our communications division.

Sales and Marketing. Sales and marketing expenses increased by $378 or 26%, from $1,481 in the nine months ended May 31, 2007 to $1,859 in the nine months ended May 31, 2008. As a percentage of sales, sales and marketing expense decreased from 2% in the nine months ended May 31, 2007 to less than 1% in the nine months ended May 31, 2008. This decrease is primarily attributable to lower sales and marketing expenses as a percent of sales in our Titan Energy division in the nine months ended May 31, 2008 as compared to the nine months ended May 31, 2007 offset by sales and marketing expenses in our newly formed Titan Global Brands division.

General and Administrative Expenses. General and administrative expenses increased $22,080 or 274% from $8,055 in the nine months ended May 31, 2007 to $30,135 in the nine months ended May 31, 2008. As a percentage of sales, general and administrative expense was consistent for the comparable periods. General and administrative expense increases were attributable to the acquisitions that occurred during the 2008 fiscal period offset by decreases in general and administrative expenses in the communications division. Acquired entity general and administrative expenses constituted $23,019 of the general and administrative expenses increase offset by decreases in the communications division for the nine months ended May 31, 2008 when compared to the prior period.

Bad Debt Expense. Bad debt expense increased $7,739 or 363% from $2,130 in the nine months ended May 31, 2007 to $9,869 in the nine months ended May 31, 2008. As a percentage of sales, bad debt expense increased due to an increase in the allowance for doubtful accounts in our communications division. In connection with the dispute with several of the wholesale providers in the communications division, management determined that the collection of customer receivables was considered doubtful and an appropriate reserve was established. While management will continue its collection efforts, an adjustment to the established allowance for doubtful accounts will be made when and if those certain accounts are collected or are deemed to be collectible. Oblio has allowed $12,114 for uncollectible accounts and $3,552 for sales returns related to these disputes.

Amortization of Intangibles. Amortization of intangibles decreased $1,586 or 39% from $4,038 in the nine months ended May 31, 2007 to $2,452 in the nine months ended May 31, 2008. Amortization of intangibles decreased during the nine months ended May 31, 2008 due to the impairment recorded during the quarter ended November 30, 2007 in the communications division.

Interest Expense. Interest expense increased $2,532 or 80%, from interest expense of $3,184 in the nine months ended May 31, 2007 to $5,716 in the nine months ended May 31, 2008. Interest expense increased primarily due to the debt used to finance our acquisition in our Titan Energy division, Titan Apparel, and Titan Nexus.

Gain on Disposal of assets.  Gain on disposal of assets increased $2,004 from $0 in the nine months ended May 31, 2007.   The gain on disposal of assets is due to the sale of substantially all of our prepaid wireless assets on January 25, 2008.  A portion of the consideration on the sale of the wireless assets was a $1,000 promissory note. An allowance was established on the date of the closing for the full amount of the $1,000 promissory note. A reserve was established for the note based on the poor credit worthiness of Boomerang and its lack of stable financing. The gain on disposal of assets equals the liabilities assumed by the buyer less the carrying amounts of the divested assets.

Gain or Loss from Derivative Liabilities. Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss.  The Company recognized a gain from the change in fair value of its derivative liabilities of $10,999 in the nine months ended May 31, 2008 and a loss from the change in fair value of derivative liabilities of $4,630 in the nine months ended May 31, 2007.

Impairment Charge. Impairment charge was $14,572 for the nine months ended May 31, 2008. During the quarter ended November 30, 2007, the Company created Titan Communications to further its strategic endeavors in the prepaid international long distance marketplace and began exploring new relationships outside our legacy traditional distribution and supply channels. Additionally, Oblio experienced a significant decrease in sales and collections of outstanding accounts receivable.  Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and cash available from borrowings under our $13,000 revolving credit facility in our communications division, our $7,000 revolving credit facility in our electronics and homeland securities division, our $20,000 revolving credit facility in our energy division, and our $14,000 revolving credit facility in our global brands division for the continuing operations. As of May 31, 2008, the Company had no excess availability based on collateral limits under its revolving credit facilities. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of May 31, 2008, we had a total of $2,999 in unrestricted cash and cash equivalents. As of May 31, 2008, we also had restricted cash and cash equivalents and short-term investments of $617 that included funds to collateralize fuel bonds issued by a surety for Appco. See additional discussion in Note 6 to the consolidated financial statements.

During the nine months ended May 31, 2008, the Company made significant cost reductions in the communications division and the global brands division. In the communications division, the Company reduced staffing in the Richardson, Texas facility in connection with retooling the business; focusing on selling prepaid international calling cards that terminate on the networks of third parties. In addition, staff reductions were made when the wireless related assets were sold on January 25, 2008. Staff reductions were made in the global brands division in North Brunswick, New Jersey when our USAD operations were closed. We have realized lower general and administrative expenses in those divisions with the intent of reducing the negative operating cash flow of these segments and our business as we redefine those operations through new business ventures, modified operating structures, sale to a third party, or liquidation. In the instances where business liquidation is considered necessary by management, our senior lender will in most cases receive the majority of the proceeds from liquidation. While the trade accounts payable and related accrued expenses for the communications division have been recorded at the full amount of the amounts owed, management intends to negotiate with many of the unsecured creditors and attempt to settle these liabilities for less than face value. For the operations of our USAD subsidiary, a bankruptcy trustee has been appointed and is working through the process of an orderly liquidation of the assets to satisfy USAD’s obligations. As management determines and has an understanding of the ultimate settlement amount of the associated liabilities of USAD, liquidation accounting rules will prevail and liabilities will be recorded at their settled amounts. Given the recent cost containment measures implemented during the nine months ended May 31, 2008, management believes that our existing cash and investments, liquidity available under our revolving credit facility, ability to utilized term debt financing, ability to raise capital from the equity markets, ability to obtain funding from certain significant stockholders and or other related parties and cash flows from our remaining operations, namely the Energy segment, will be sufficient to meet our operating and capital requirements through at least the next twelve months. However, if we are not successful in continuing to reduce our costs and improve our related cash flows, it may be necessary to raise additional capital that may be dilutive to existing shareholders.

As of May 31, 2008, the Company had a working capital deficit of $26,762 including discontinued operations, a working capital deficit of $18,988 from continuing operations and an accumulated deficit of $85,357. In addition, the Company used $9,848 in continuing operations during the nine months ended May 31, 2008.

We are in the process of reinvigorating the distribution of prepaid international calling cards. We have signed distribution contracts with several telecommunications providers that support the prepaid international calling card business. We have exclusive territory for one of the distribution contracts that offers extremely competitive minute delivery structures. We remain optimistic that we can and will rebuild this segment of our operations. In addition, we are evaluating additional communications carriers to revitalize our trusted brands in the prepaid international long distance markets. We are evaluating opportunities and implementing cost cutting measures in our electronics and homeland security division through various means. We also plan to pursue other strategic acquisitions in our energy division. We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  Further, equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Operating Activities. Cash used in operating activities from continuing operations was $10,692 during the nine months ended May 31, 2008 compared to cash generated in operating activities from continuing operations of $10,096 during the nine months ended May 31, 2007. The increase in cash used by operations was primarily due to our net loss during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007.

Investing Activities. Cash used in investing activities from continuing operations was $27,165 during the nine months ended May 31, 2008 compared to cash used in investing activities of $407 during the nine months ended May 31, 2007. The increase in cash used in investing activities was due primarily to cash payments related to the Appco acquisition.  The Company paid $30,000 to the sellers of Appco. In the prior period, equipment and improvements expenditures were $407 compared to $1,161 in the current nine-month period. This increase is due primarily to the construction of a new convenience store in our energy division. These increases were offset by cash provided by acquisitions of $3,784.

Financing Activities. Cash provided by financing activities from continuing operations during the nine months ended May 31, 2008 was $39,666 compared to cash used in financing activities of $9,702 during the nine months ended May 31, 2007. The increase in cash provided by financing activities is due to an increase in revolving lines of credit and term debt financing and the proceeds from the sale-leaseback transaction related to acquisitions. The Company raised $5,000 through an equity raise. The Company issued 2,500,000 shares valued at $2.00 per share to YA Global on November 9, 2007.

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

Stock-based Compensation

We account for stock-based compensation according to SFAS 123(R) (revised 2004), “Share Based Payment” by using the modified-prospective method. Stock-based compensation expense recognized in the consolidated statement of operations for the periods ended May 31, 2008 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of May 31, 2008, based on the grant date fair value estimated in accordance with SFAS 123(R).

As stock-based compensation expense recognized in the consolidated statement of operations for the periods ended May 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates.

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

Income Taxes

Under the asset and liability method of SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent upon generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), on September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS no. 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognizing of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition requirements. There was no impact on the Company’s financial statements as a result of the implementation of FIN 48.

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

Changes in internal controls: There have been no changes in the Company’s internal control over financial reporting during the three months ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALLSTATE PRINTING & PACKAGING, INC
On March 25, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Allstate Printing & Packaging, Inc. (“Allstate”). Allstate is seeking $86 for alleged unpaid invoices for services rendered in Passaic County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at May 31, 2008.

AMERTEL COMMUNICATIONS, INC
On April 2, 2008, the Company’s subsidiaries, Oblio and Titan Wireless, were notified, via a process server, that it was being sued by Amertel Communications, Inc. (“Amertel”). Amertel is seeking $275 for alleged unpaid refunds for products purchased in the US District Court, MD. This action is currently pending. The Company disputes the amounts alleged to be due, and Management is unable to estimate the ultimate liability, if any, related to this claim at May 31, 2008.

ASIA TELECOM CORPORATION
On March 7, 2008, Oblio filed a lawsuit in Dallas County, Texas, against Asia Telecom Corporation (“Asia Telecom”) seeking to recover $753 for unpaid product. Asia Telecom has filed a special appearance claiming that it does not have sufficient contacts with the State of Texas to warrant being sued in a Texas Court. The hearing on Asia Telecom’s special appearance is scheduled for July 25, 2008.

AT&T CORP.
On December 5, 2006, the Company’s subsidiary, Oblio Telecom, Inc. (“Oblio”), filed a Demand for Arbitration with the American Arbitration Association against AT&T Corp. (“AT&T”). Oblio sought a refund of amounts paid to AT&T for the period from 1999 to October 2006 for USF charges paid to AT&T pursuant the Purchase Order Agreement, which sets forth the parties’ business relationship. The fees paid to AT&T for AT&T’s Enhanced Prepaid Card Service (“Prepaid Card Service”) included USF and other Federal Communications Commission (the “FCC”) charges. AT&T retained this revenue instead of making the required contributions to the USF and other FCC programs based on AT&T’s argument that its Prepaid Card Service was exempt under the law.

On October 12, 2007, Oblio entered into a Settlement Agreement (the “Settlement Agreement”) with AT&T, effective as of October 11, 2007. Pursuant to the Settlement Agreement, AT&T agreed to waive and discharge its right to receive $7,200 and Oblio issued a promissory note for the payment of the balance of $600 in interest to AT&T in full settlement of the Partial Final Award issued in the arbitration proceeding on the counter claims brought by AT&T against Oblio and in full settlement of the Oblio’s Universal Service Fund claim against AT&T. As Oblio had already recorded its liability in its accounts payable, the $6,600 net reduction in accounts payable reduced cost of sales during the three months ended November 30, 2007.

Oblio has remitted $500 to AT&T in compliance with the Settlement Agreement as of May 31, 2008. Additionally, the Company has recorded $100 as a liability to AT&T as of May 31, 2008 for the remainder of the amounts due AT&T per the Settlement Agreement.

BARRON S. WALL, INC. t/a INSURANCE CONSULTING ASSOCIATES
On March 7, 2008, the Company’s subsidiary, USAD, was notified, via a process server, that it was being sued by Barron S. Wall, Inc. t/a Insurance Consulting Associates (“Barron”). Barron is seeking $7 for alleged unpaid invoices for services rendered in Middlesex County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at May 31, 2008.

CLIFTON PREPAID COMMUNICATIONS CORP.
On August 21, 2007, Oblio filed suit against Clifton Prepaid Communications Corp., Clifton Pre-Paid Corp, and Aref Aref (collectively “Clifton”) for non-payment of invoices related to services rendered in the District Court, 199th Judicial District, Collin County, Texas. Oblio seeks $2,199 in payment plus pre-judgment interest, post judgment interest at the maximum lawful rate from July 30, 2007 until judgment at the rate of six percent per annum, and reasonable and necessary attorney fees and costs. Oblio also obtained Writs of Garnishment against Clifton’s funds on deposit with Bank of America, N.A. and J.P. Morgan Chase Bank. As a result of the Writs of Garnishment, Oblio trapped approximately $150 in Clifton’s bank accounts. Clifton has unsuccessfully attempted to dissolve the Writ of Garnishment. The trial in this case is scheduled for November 2008.

As of May 31, 2008, the Company has fully reserved and allowed for the $2,199 in accounts receivable from Clifton less the amounts captured in the Writ of Garnishment.

CRESCENT FUND, INC.
On July 6, 2007, the Company filed a lawsuit against Crescent Fund, Inc. in Dallas County, Texas, seeking a declaratory judgment declaring that the Company had no remaining liability to Crescent Fund, Inc. under a Consulting Agreement entered into by and between the Company and Crescent Fund, Inc. in October 2003. On July 7, 2008, the trial court entered judgment in favor of the Company declaring that the Company had no remaining liability to Crescent Fund, Inc.

F&L, LLP
On November 27, 2007, the Company was notified, via a process server, that it was being sued by F&L, LLP (“F&L”) in the District Court of Dallas County, Texas 160th Judicial District. F&L is seeking the Company to perform on its guarantee of notes payable from Oblio to F&L. Principal amounts due to F&L, LLP as of May 31, 2008 is $3,570. This action is currently pending. The Company has recorded the amounts due as a liability as of May 31, 2008. Oblio has also recorded accrued interest of $410 related to this obligation. On April 29, 2008, GBC Funding, LLC intervened in the lawsuit seeking to stay the lawsuit as a result of F&L’s prior agreement to subordinate its debt and collection to the rights of GBC Funding, LLC. To date, F&L has voluntarily consented to the stay. However, the Motion to Stay is currently set for hearing in August 2008.

GEOTEL INTERNATIONAL, LC
On January 31, 2008, the Company’s subsidiary, Starttalk, was notified, via a process server, that it was being sued by Geotel International, LC (“Geotel”). Geotel is seeking $73 for alleged unpaid invoices for services rendered in Miami-Dade County: Circuit Court, FL. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at May 31, 2008.

HAWAII GLOBAL EXCHANGE, INC. AND TRANSPAC TELECOM, INC.
On December 21, 2007, the Company’s subsidiary Oblio, filed a lawsuit against Hawaii Global in 162nd Judicial District Court of Dallas County, Texas. Oblio sought to recover $1,319 for unpaid product. Hawaii Global then removed the lawsuit to the United States District Court for the Northern District of Texas. Hawaii Global then moved to dismiss the Texas lawsuit based upon lack of personal jurisdiction and in the alternative to transfer the Texas lawsuit to the United States District Court of Hawaii. The District Court denied Hawaii Global’s motion to dismiss and or transfer. On January 29, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Hawaii Global Exchange, Inc. and Transpac Telecom, Inc. (“Transpac”). Transpac is alleging violation of the Communications Act, breach of oral contract, promissory estoppel, and intentional interference with contractual relations and/or prospective economic advantage in US District Court, HI. Oblio then filed a motion to dismiss the Hawaii lawsuit based upon lack of personal jurisdiction or, in the alternative, to transfer the Hawaii lawsuit to Texas. Although Hawaii Global and Transpac have opposed the motion to dismiss, they have consented to the transfer of the Hawaii lawsuit to the Northern District of Texas. The Hawaii lawsuit has been transferred and consolidated with the Texas Lawsuit. Hawaii Global has joined the Company, Bryan Chance, Kurt Jensen, Frank Crivello, and David Marks as parties to the lawsuit. The Company disputes these allegations and will defend itself, and Management is unable to estimate the ultimate liability, if any, related to this claim at May 31, 2008.

JACO ELECTRONICS, INC.
On September 1, 2006, a subsidiary of the Company, Titan Nexus, Inc. f/k/a Nexus Nano Electronic, Inc. (“Nexas Nano”) filed suit against Jaco Electronics, Inc. (“Jaco”) in the United States District Court for the Southern District of New York, alleging that Jaco had made certain misrepresentations in connection with an Asset Purchase Agreement executed in September 2004. Jaco denied the allegations and asserted counterclaims against Nexus Nano and other related entities. On June 27, 2008, the Company, Jaco, and others entered into a Settlement Agreement that provided for the release of claims between the parties and included a five-year Supply Agreement between Jaco, Titan Nexus, Inc. d/b/a NEO EMS, Inc., and Nexus Custom Electronics, Inc.

LANHAM ACT LAWSUIT
On February 15, 2008, Oblio filed a lawsuit in the United States District Court for the Northern District of Texas against various individuals and entities alleging trademark infringement under the Lanham Act. Many of the defendants have filed motion to dismiss which are currently pending before the Court.

LATIN AMERICAN VOIP, INC
On December 26, 2007, the Company and its subsidiaries, Oblio and Starttalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”). Latin American VOIP is seeking $723 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida. This action is currently pending. The Company has accrued $630 of the amounts alleged to be due in its accounts payable as of May 31, 2008 and is disputing the difference of $93.

LEVEL 3 COMMUNICATIONS, LLC
On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. On May 14, 2008, Oblio entered into an Agreed Judgment in the amount of $2,042. As of May 31, 2008, Oblio has accrued the amount of the Agreed Judgment in accounts payable.

RICO LAWSUIT
On February 15, 2008, Oblio filed a lawsuit in the United States District Court for the Northern District of Texas against various individuals and entities alleging a conspiracy to defraud Oblio under the Racketeering, Influence Corruption Act (“RICO”). Many of the defendants have filed motion to dismiss which are currently pending before the Court.

STX COMMUNICATIONS, INC
On January 16, 2008, STX Communications, LLC d/b/a STX Phone Cards (“STX”) sought a Temporary Restraining Order (“TRO”) in the 14th Judicial District Court of Dallas County, Texas against the Company’s subsidiary Oblio. The TRO immediately restrained Oblio from suspending its network support for any pre-paid phone card supplied by Oblio to STX and from taking any action to impair the network supporting any pre-paid phone card supplied by Oblio to STX. On January 23, 2008, the Company was notified by its attorneys that the TRO became effective and enforceable and that the Company was in violation of its TRO and was subject to sanctions for contempt of court. The TRO has since been dissolved by agreement of the parties.

STX has added the Company, Bryan Chance, Kurt Jensen, and Frank Crivello as defendants. STX claims that Oblio breached a contract to provide network support for prepaid phone cards, and to accept returns of the cards as necessary.  STX also alleges that Oblio has been unjustly enriched by STX’s payments for cards, and that Oblio breached the implied warranty of merchantability and the express warranty to provide network support for the cards, and that Oblio’s failure to provide network support breached a duty of care owed to STX.   STX also claims that Titan, Chance and Crivello tortiously interfered with the Oblio/STX contract and caused Obli to purposefully interrupt network support for the cards sold to STX.  Finally, STX alleges all defendants tortiously interfered with STX’s business relationships with STX’s distributors and end consumers by playing recorded messages for end consumers to return their cards, and changing rate decks on the cards from the posted rates.  STX’s actual damages are not specified, but it seeks not less than $1,200 in exemplary damages, together with interest, and attorney’s fees.

Oblio has filed a counter-claim against STX, alleging STX failed to pay for the cards it purchased.  Oblio also claims STX, together with Tawfik and Raimondo, STX’s chief officers, fraudulently induced Oblio to sell pre-paid phone cards for certain foreign markets at a loss, in exchange for STX’s promise to place Oblio products in more lucrative local markets.  STX’s failure to place Oblio’s products in the promised markets caused Oblio damages in an amount not less than $10.

The case is currently set for trial on September 29, 2008, but the parties have agreed to request a continuance setting the trial for the week of April 20, 2009.

TOUCH TELL, INC.
On December 21, 2007, Oblio filed suit in Dallas County, Texas, against Touch Tell, Inc. (“Touch Tell”) for $1,300 in unpaid product. Oblio also initially obtained a pre-judgment Writ of Garnishment against Touch Tell’s bank trapping $1,300. Touch Tell filed a counterclaim that claims that after allowing for credits, deactivations, and returns, Oblio owes Touch Tell approximately $268. Touch Tell successfully reduced the amount of the garnishment to $477. At May 31, 2008, Oblio has recorded accounts receivable from TouchTell equal to the garnishment of $477. No amounts have been recorded or accrued related to the counter claim. The case is now set for trial in November 2008.

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

OTHER LEGAL MATTERS
As of May 31, 2008, the Company has fully reserved and allowed (through its allowance for doubtful accounts $15,736 and its allowance for sales returns $3,672) $19,408 in accounts receivable recorded for the communications division matters referenced above including Clifton.

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

Our performance also depends upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of retailers. Industry wide, consumer products such as those marketed by us are increasingly being sold by club stores and mass merchandisers, while sales of consumer products by food and drug stores comprise a smaller proportion of the total volume of consumer products sold. Sales of our products are stronger in the food and drug channels of trade and not as strong with the club stores and mass merchandisers. Although we have taken steps to improve sales by club stores and mass merchandisers, if we are not successful in improving sales to these channels, and the current trend continues our financial condition and operating results could suffer.

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
Scott Hensell
Chief Financial Officer
(Principal Financial and
Accounting Officer)

SUBSIDIARIES

Oblio Telecom, Inc.

Titan Communications, Inc.

Titan Electronics, Inc. (formerly Titan PCB West, Inc.)

Titan PCB East, Inc.

Titan Nexus, Inc.

Titan Wireless Communications, Inc. (Titan Wireless RM, Inc.)

StartTalk, Inc.

Planet Direct Inc. (formerly Pinless, Inc.)

Appalachian Oil Company, Inc.

Appco-KY, Inc.

USA Detergents, Inc.

Titan Apparel, Inc.

America’s Value Brands Inc.