Form 10-K
period 2008-08-31
Titan Global Holdings, Inc.
filed 2008-12-01
CIK 770471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “larger accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the Pink OTC Market (“Pink Sheets”) as of the last business day of the registrant’s recently completed fiscal quarter. $17,632,115

As of December 1, 2008, the number of outstanding shares of the issuer’s Common Stock, par value $0.001 per share, were 53,430,652.

TITAN GLOBAL HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year August 31, 2008

PART I

ITEM 1. BUSINESS

GENERAL

Titan Global Holdings (the “Company”, “We”, “Us”, “Our” or “Titan”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most material of these are in the energy and telecommunications industries. We own and are in the process of discontinuing operations in the electronics manufacturing, apparel and consumer products industries. The Company is domiciled in the state of Utah and its corporate headquarters are in Richardson, Texas.

Our operating subsidiaries are managed in a much decentralized fashion. Our corporate headquarters provides very limited support to our operating subsidiaries and there is minimal involvement by the corporate headquarters in running the day-to-day business activities of our operating units. Our corporate headquarters participates and is ultimately responsible for arranging financing, allocating capital, sourcing senior leadership and influencing the strategic direction of each operating unit.

We are opportunistic buyers of companies that offer a value proposition either through initiating operating efficiencies by our experienced management team and or synergies with our existing operation. In either case, our management team is experienced in financing acquired operations with innovative lenders with what we perceive as minimal dilution to our existing shareholders. The Company is committed to serving our shareholders and customers through our endeavors in a variety of businesses. The Company pursues opportunities in a variety of industries as part of a diversification strategy coupled with opportunistic acquisitions. Once acquired, our management assesses specific industry appropriate strategies to build revenue, enhance margins and contain general and administrative expenses.

The Company has two active wholly-owned subsidiaries operating in two divisions - Titan Global Energy Group and the Communications Division. Titan Global Energy division includes Appalachian Oil Company, Inc. (“Appco”). Appco is primarily engaged in the distribution of petroleum fuels and in the operation of retail convenience stores. The Communications division consists of Planet Direct Inc., an innovative distributor of prepaid international long distance calling cards. We are in the process of winding down and or liquidating several other subsidiaries including Oblio Telecom, Inc. (“Oblio”) which was previously a distributor of prepaid international long distance calling cards that ran on a network operated by another subsidiary that we are discontinuing, StartTalk Inc. (“StartTalk”), Titan Wireless Communications, Inc. (“Titan Wireless”), whose primary assets were liquidated in January 2008, Titan Global Brands that includes USA Detergents, Inc. (“USAD”), which was a manufacturer and distributor of value-branded home care products and Titan Apparel Inc, (“Titan Apparel’) which designed and distributed footwear, the Titan Electronics and Homeland Security division including Titan PCB East, Inc. (“Titan East”), whose primary assets were sold in a transaction that closed on August 1, 2008, Titan Electronics Inc. (formerly PCB West, Inc.) whose primary assets were sold in a transaction that closed effective July 18, 2008, and Titan Nexus Inc., which is in the process of being liquidated.

HISTORY OF THE COMPANY

The Company was organized under the laws of the State of Utah on March 1, 1985, with the primary purpose of seeking potential business enterprises which in the opinion of the Company's management would prove profitable. The Company was largely inactive through 2001.

The Company began its electronics and homeland security division in 2001 through SVPC Partners LLC, a Delaware limited liability company that commenced its operations in July 2001 ("SVPC") through the acquisition of all of the assets of SVPC Circuit Systems, Inc., certain assets of Circuit Systems Inc. and certain system integration division assets out of bankruptcy from creditors of Paragon Electronic Systems, Inc. In addition, effective August 30, 2002, through the Company's wholly-owned subsidiary Titan EMS Acquisition Corp., a Delaware corporation ("Acquisition Co"), the Company acquired all of the capital stock of Titan PCB West through an exchange of its Common Stock pursuant to an Agreement and Plan of Merger (the "Merger"). In connection with the Merger, its fiscal year end was also changed from June 30 to August 31. In the Merger, Acquisition Co merged with and into Titan PCB West through the exchange of 6,880,490 shares of its Common Stock for all of Titan PCB West's outstanding shares of common stock.

On February 27, 2003, through the Company's subsidiary, Titan PCB East, the Company acquired substantially all of the assets of Eastern Manufacturing Corporation, an Amesbury, Massachusetts-based manufacturer of rigid-flex printed circuits using a patented manufacturing process (the "HVR Flex Ô Process"), in a foreclosure sale from Eastern Manufacturing Corporation's secured lender Eastern Bank.

On July 28, 2005, Farwell Equity Partners, LLC (“Farwell”) and its newly formed acquisition subsidiary, Oblio Telecom, Inc. entered into an Asset Purchase Agreement with Oblio Telecom L.L.P for the purchase of substantially all of the assets of Seller including a subsidiary Pinless Inc. This transaction closed on August 12, 2005, upon Oblio obtaining financing for the acquisition. Also, effective on August 12, 2005 and following the aforementioned closing, Farwell contributed its 1,000 shares of the common stock of Oblio to Titan, which represents all of the authorized and outstanding common stock of Oblio. Upon our receipt of the Oblio common stock, Oblio became our wholly-owned subsidiary.

On April 17, 2006, the Company established StartTalk, Inc. to own and operate switching equipment.

On September 28, 2006, the Company established Titan Wireless to better capitalize on organic and strategic growth opportunities in the prepaid wireless sector. Our Board of Directors approved a plan to transfer all wireless assets, including the Bravo Cellular and the Picante Movil brands to Titan Wireless.

On May 11, 2007, the Company through its subsidiary Titan Wireless acquired certain assets of Ready Mobile, LLC. Ready Mobile is in the business of creating, marketing, and distributing prepaid telephone products for the wireless markets.

On July 23, 2007, the Company formed a new division, the Titan Global Energy Group (“Titan Global Energy”). Titan Global Energy’s focus is on acquiring and managing complementary energy sector assets, which falls in line with the Company’s strategy to aid growth through strategic acquisitions.

On September 17, 2007, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Appalachian Oil Company, Inc. (“Appco”), a corporation formed under the laws of Tennessee, from the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. Appco is headquartered in Blountville, Tennessee and is primarily engaged in the distribution of petroleum fuels in eastern Tennessee, southwestern Virginia, eastern Kentucky, western North Carolina and southern West Virginia and in the operation of retail convenience stores in some of those regions. Appco is a part of the Titan Global Energy division.

On August 7, 2007, the Company formed a new division, Titan Global Brands (“Titan Brands”). Titan Brands focused on integrating, protecting and expanding brand management capabilities and leveraging and optimizing growth from the Company's distribution channels.

On September 4, 2007, the Company formed Titan Card Services, Inc. ("Card Services") in an effort to enter the international prepaid money transfer business.

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

On November 5, 2007, the Company formed Titan Electronics Group (“Titan EG”). Titan Nexus, along with the Company’s legacy subsidiaries, Titan East and Titan Electronics, Inc. (formerly Titan West) comprise Titan EG.

On December 14, 2007, Titan Apparel, Inc. (“Titan Apparel”), a wholly owned subsidiary of Titan Global Holdings, Inc., acquired substantially all of the assets of Global Brand Marketing, Inc (“Global”). Global, located in Santa Barbara, CA, owns the brands Dry-shod, No Mass, Mehandi and Funflopps. Global operated under the banner Global Feet and sells its footwear products in 130 countries worldwide.

During January 2008, the Company created Titan Communications, Inc. (“Titan Communications”) and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and begin exploring new relationships outside our historical distribution and supply channels.

On January 25, 2008, the Company sold substantially all of the assets of Titan Wireless to a management led buyout group, Boomerang Wireless through an asset purchase agreement.

On April 25, 2008, PCB West, Inc. changed its name to Titan Electronics, Inc.

Effective June 12, 2008, the Company’s USAD subsidiary’s assets were seized by the Bankruptcy Court as a result of an involuntary Chapter 7 bankruptcy petition filed by several of USAD’s creditors. As such, the operations of USAD have been deconsolidated from the operating results of the Company.

Effective July 18, 2008, the Company entered into an asset purchase agreement with Sunrise Electronics, Inc. to sell substantially all of the assets of Titan Electronics, Inc’s printed circuit board manufacturing facility located in Fremont, California which were previously included in our electronics and homeland security division. The operations of Titan Electronics, Inc. have been classified as discontinued operations.

In August 2008, Titan Apparel subsidiary ceased operations and we began liquidating the remaining assets including inventory, accounts receivable and fixed assets. The operations of Titan Apparel have been classified as discontinued operations as of and for the period ending August 31, 2008.

In August 2008, the Company evaluated its communications division and determined to classify the operations of Oblio Telecom, Start Talk and Titan Wireless as discontinued.

In August 2008, the Company evaluated the operations of our Titan Nexus subsidiary, which has been historically included in our electronics and homeland security division and determined to cease operations. We began liquidating the remaining assets including fixed assets, inventory and accounts receivable. As such, the operations of Titan Nexus have been included as discontinued operations as of and for the period ending August 31, 2008.

Effective August 1, 2008, the Company entered into an asset purchase agreement with a management led buyout team to sell substantially all of the assets of our printed circuit board manufacturing facility located in Amesbury, Massachusetts held by Titan Electronics, Inc. f/k/a Titan PCB East, Inc which was previously part of our electronics and homeland security division. The operations of Titan Electronics have been classified as discontinued operations.

Effective October 1, 2008, the Company completed the acquisition of all of the issued and outstanding shares of common and preferred stock of Crescent Fuels, Inc. (“Crescent”), a corporation formed under the laws of Kansas, from Phillip Near, Johnson Enterprises of Kansas, LLC, Jeff McReynolds, the Karen N. Reeder Trust, Harrison F. Johnson, Jr. and the Martha M. Johnson Trust. Crescent is headquartered in Independence, Kansas and is primarily engaged in the distribution of petroleum fuels in the mid-continent region of the United States and in the operation of retail convenience stores. Crescent is a part of the Titan Global Energy division.

MARKET SEGMENTS

The Company currently operates in two market segments – (i) energy through our Titan Global Energy group and (ii) telecommunications through our Titan Communications group. For financial information relating to our business segments, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”.

TITAN GLOBAL ENERGY GROUP

Operations

Our operations include retail convenience stores and wholesale petroleum distribution in the Southeastern United States. We operate 58 convenience store locations in Tennessee, Kentucky and Virginia where we offer merchandise, foodservice, motor fuel and other services consistent with the convenience store industry. In addition, we sell liquid motor fuels to an additional 170 locations through either wholesale distribution contracts or consignment arrangements primarily to convenience stores located in Tennessee, Kentucky, Virginia and North Carolina. For the fiscal period ending August 31, 2008, we distributed 377 million gallons of branded and unbranded motor fuel from refiners and terminal operators for our retail convenience store locations, wholesale distribution contracts and consigned locations. Our business experiences substantial seasonality due to customer activity behaviors during different seasons; in general, sales and operating income are highest in our third and fourth fiscal quarters which occur in the spring and summer months. Our lowest activity months are during the winter months.

We offer Marathon, BP, Citgo and Exxon branded motor fuel and unbranded motor fuel. We purchase our gasoline from these major oil companies, terminal operators and independent refiners. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements at the stated rack price, market price quoted at each terminal as adjusted per the terms of the applicable contracts. Our inventories of gasoline generally turn in approximately seven or less days.

The following table provides a history of our retail petroleum sales in thousands (000s) for the last two years:

Fiscal year ended	August 31, 2008	August 31, 2007
Petroleum sales	$137,786	$108,964
Petroleum gallons sold	47,437	52,102
Average gallons sold per store	818	947
Average retail price per gallon	$2.90	$2.09
Average gross profit per gallon	$0.16	$0.18

Our gasoline supply agreements typically contain provisions relating to, among other things, minimum volumes, payment terms, use of the supplier’s brand names, compliance with the supplier’s requirements, acceptance of the supplier’s credit cards, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, gasoline suppliers generally can terminate the supply contracts if we do not comply with any reasonable and important requirement of the relationship, including if we were to fail to make payments when due, if the supplier withdraws from marketing activities in the area in which we operate, or if we are involved in fraud, criminal misconduct, bankruptcy or insolvency.

With the volatile crude oil market, we attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. We are unable to ensure that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets. In fiscal 2008, we started blending ethanol with gasoline fuel products that we distribute through many of our unbranded locations to increase our gross margin. Blending ethanol with petroleum based fuel products increases our margin because ethanol is not subject to the same local, state and federal fuel taxes as petroleum derived gasoline products and also provides valuable tax credits to the Company. In addition, we opened the first E85 ethanol pumps in eastern Tennessee to serve the ever increasing number of flex fuel vehicles in our marketplace.

For the stores that we operate, we carry a broad selection of food, beverages, snacks, grocery and non-food merchandise. We stock minimal merchandise units on average with each store offering a customized merchandise mix based on local customer demand and preferences. Our stores also offer candy, packaged foods, magazines and newspapers, health and beauty aids and a variety of other non-food items. We purchase the vast majority of our merchandise from a single wholesale grocer, L.P. Shanks Company (“Shanks”). We have a distribution agreement with Shanks pursuant to which Shanks is the primary distributor of our traditional grocery products to our stores. We purchase the products at Shank’s cost plus an agreed upon percentage, reduced by any promotional allowances from Shanks. We purchase the balance of our merchandise from a variety of other distributors. We do not have written contracts with a number of these vendors. All merchandise is delivered to our stores by Shanks or other vendors. We maintain very limited additional product inventories other than what is in our stores.

The following table provides a history of our merchandise sales in thousands (000s) for the last two years:

Fiscal year ended	August 31, 2008	August 31, 2007
Merchandise sales	$57,856	$56,305
Average merchandise sales per store	$998	$1,024
Merchandise sales same store growth	-2.54%	4.71%
Merchandise gross profit	$12,201	$10,784

Store Locations. As of August 31, 2008, we operated 58 convenience stores located primarily in rural markets in the Southeastern United States. All of our store locations sell motor fuel.

The following table highlights the regional distribution of our stores as of August 31, 2008:

Number of Stores
Tennessee	25
Kentucky	12
Virginia	21
Total	58

The following table provides a history of our store openings, conversions, acquisitions and closings for the last two years:

Fiscal Year	2008	2007
Number of locations, beginning of period	55	56
Acquired locations	3	1
Closed, relocated or divested locations	0	2
Number of stores, end of period	58	55

Technology and Automation. The vast majority of our retail convenience stores use computerized management information systems, including point-of-sale scanning, that are designed to improve operating efficiencies, streamline back office functions, provide corporate management with timely access to financial and marketing data, reduce store level and corporate administrative expense and control merchandise shortage, or shrinkage. Our information systems platform is highly scalable, which allows new stores to be quickly integrated into our system-wide reporting.

Our management information systems obtain detailed store level sales and volume data on a daily basis and generate gross margin, payroll and store contribution data on a weekly basis. We utilize price scanning and electronic point-of-sale, or EPOS, technology in the vast majority of our retail convenience stores that is consolidated on a single platform, FACTOR, supported by on-site computers that are networked to our central server and back office. We manage our motor fuel inventory through FACTOR, which enables us to monitor and coordinate fuel inventory management with our motor fuel vendors. This product has allowed us to better control inventory levels. All store level, back office and accounting functions, including our merchandise price book, scanning, motor fuel management, scheduling, payroll and trend reports, are supported by FACTOR software, a fully integrated management information and financial accounting system. This system provides us with significant flexibility to continually review and adjust our pricing, merchandising strategies and price book, automates the traditional store paperwork process and improves the speed and accuracy of category management and inventory control. Data collected by the FACTOR system is consolidated for financial reporting, data analysis and category management purposes.

We believe our business model of operating both retail convenience stores and wholesale motor fuel distribution provides us with significant advantages over our competitors. Unlike many of our competitors who operate convenience stores only, we are able to take advantage of combined motor fuel purchasing volumes to obtain attractive pricing and terms while reducing the variability in motor fuel margins. We are a distributor of various brands of motor fuel, as well as unbranded motor fuel, which differentiates us from other wholesale distributors in our markets as well.

Distribution Network. As of August 31, 2008, we distributed motor fuel through approximately 170 dealer locations under long-term contracts. We also supply unbranded fuel to numerous other customers on a periodic basis by the load.

The following table provides a history of our petroleum distribution sales in thousands (000s) for the last two years:

Fiscal year ended	August 31, 2008	August 31, 2007
Petroleum sales	$239,152	$248,593
Petroleum gallons sold	86,672	128,018
Average wholesale price per gallon	$2.76	$1.94
Average gross profit per gallon	$0.10	$0.06

Dealer Arrangements. We distribute motor fuel to dealers either under supply agreements or consignment arrangements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a location or group of locations and arrange for all transportation. We receive a per gallon fee equal to the rack cost plus transportation costs, taxes and a fixed margin. The initial term of most supply agreements is 10 years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. Under consignment arrangements, we provide and control motor fuel inventory and price at the site and receive the actual retail selling price for each gallon sold less a commission paid to the dealer. Consignment margins per gallon are similar to our retail motor fuel margins, less the commissions paid to the dealers. Our wholesale segment maintains minimal inventories, consisting of consigned fuel inventory at dealer locations. We may provide credit terms to our wholesale customers, which are generally seven days. We generally require commercial letters of credit to secure credit terms offered to wholesale customers.

Selection and Recruitment of New Dealers. We constantly evaluate potential independent site operators based on their creditworthiness and the quality of their site and operation as determined by size and location of the site, monthly volumes of motor fuel sold, monthly merchandise sales, overall financial performance and previous operating experience. In addition to adding to our network through acquiring or recruiting existing independently operating sites from other distributors, we identify new sites to be operated by existing independent operators in our network or new operators we recruit to operate the site. We also occasionally pursue opportunities to convert our retail stores to dealer locations.

Industry Background

The source of the convenience store industry information in this section can be found at http://www.hoovers.com/convenience-stores-and-gas-stations/--ID__15--/free-ind-fr-profile-basic.xhtml

Management believes the convenience store industry remains a strong sector of the economy despite volatility with motor fuel prices, increased cigarette taxes and smoking regulations and variable credit card fees. Overall, 145,000 convenient stores generated $569.4 billion in total industry sales during 2006, up 14.9% from $495.5 billion in 2005.

Total industry in-store sales were $163.6 billion, up 8.3% from $151.1 billion in 2005. Motor fuel sales increased 17.9% to $405.8 billion in 2006 from $344.2 billion in 2005 and accounted for 83.1% of the increase in total industry sales. Total motor fuel sales have more than doubled, up 123.8% since 2002.

Total store count rose 3.2% to 145,119 while stores selling motor fuel rose 2.6% to 114,974. Total stores in the industry have risen 9.6% over the last four years and indicate that the underlying fundamentals of the industry remain strong.

Total industry sales over the last four years increased by 96% while pretax profits rose by 82%. While this is an impressive performance, it does point out the pressure on industry profits. The convenience store industry has performed well, particularly when compared to total retail sales. Total retail sales increased 5.0% in 2006 versus 7.0% in 2005, but increased by 24.9% since 2003.

Industry profitability dipped in 2006; pretax profits fell to $4.767 billion, down 19.1% from the all-time record of $5.895 billion in 2005. Contributing to the falling profits in 2006 were low motor fuel margins and rising credit card fees. Average profits for the last four years have been $4.923 billion versus $3.855 billion for the prior four years according to industry research conducted by Hoovers, Inc., a D&B Company.

The Titan Global Energy Group is primarily convenience stores with gas stations. The convenience store (c-store) industry includes about 60,000 companies with combined annual sales of $200 billion. Major companies include 7-Eleven, The Pantry, and the retail divisions of large oil companies like Exxon Mobil and BP. About 70 companies operate 100 or more stores. The industry is highly fragmented: the 50 largest companies hold less than 40 percent of the market. The average store has annual sales of about $2 million. An average store may sell close to a million gallons of gasoline per year; the average gross profit per gallon is about 13 cents. Chains not owned by oil companies generally buy gasoline from major oil companies or independent refiners under multiyear supply contracts, with delivery from local terminal at the “rack rate” (local market price). Contracts usually specify minimum annual purchases and may contain incentives for taking a high volume. The gas sold at stores may be branded or unbranded. Single-store operators often pay higher wholesale prices for gas. Typically, the gasoline inventory at each store turns over every seven days.

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

Competition

The retail convenience store industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores and dollar stores. Over the past ten years, several non-traditional retailers, such as supermarkets and club stores, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These nontraditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors for our retail segment include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety.

In our wholesale business, we compete with major oil companies that distribute their own products, as well as other independent motor fuel distributors. We may encounter more significant competition if major oil companies increase their own motor fuel distribution operations or if our wholesale customers choose to purchase their motor fuel supplies directly from the major oil companies. Major competitive factors include, among others, customer service, price, range of services offered and quality of service.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including “Appco.” We are not aware of any facts which would negatively affect our continuing use of any of the above trade names, service marks or trademarks.

Government Regulation and Environmental Matters

Many aspects of our operations are subject to regulation under federal, state and local laws. A violation or change in the enforcement or terms of these laws could have a material adverse effect on our business, financial condition and results of operations. We describe below the most significant of the regulations that impact all aspects of our operations.

Environmental Laws and Regulations. We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of hazardous materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of regulated materials, the exposure of persons to regulated materials, remediation of contaminated soil and groundwater and the health and safety of our employees.

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), impose strict, and under certain circumstances, joint and several, liability on the owner and operator as well as former owners and operators of properties for the costs of investigation, removal or remediation of contamination and also impose liability for any related damages to natural resources without regard to fault. In addition, under CERCLA and similar state laws, as persons who arrange for the transportation, treatment or disposal of hazardous substances, we also may be subject to similar liability at sites where such hazardous substances come to be located. We may also be subject to third-party claims alleging property damage and/or personal injury in connection with releases of or exposure to hazardous substances at, from or in the vicinity of our current or former properties or off-site waste disposal sites.

We are required to make financial expenditures to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the Environmental Protection Agency, or EPA, has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures in the future. These expenditures may include upgrades, modifications, and the replacement of underground storage tanks and related piping to comply with current and future regulatory requirements designed to ensure the detection, prevention, investigation and remediation of leaks and spills. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. In addition, the Federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in compliance in all material respects with applicable environmental requirements, including those applicable to our underground storage tanks.

We are in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, we are entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities, state trust funds and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. To the extent third parties (including insurers) fail to pay for remediation as we anticipate, and/or insurance is unavailable, and/or the state trust funds cease to exist or become insolvent, we will be obligated to pay these additional costs.

We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for cleanups or to compensate third parties for damages incurred as a result of a release of regulated materials from our underground storage tank systems. We seek to comply with these requirements by maintaining insurance which we purchase from private insurers and in certain circumstances, rely on applicable state trust funds, which are funded by underground storage tank registration fees and taxes on wholesale purchase of motor fuels.

Sale of Alcoholic Beverages and Tobacco Products. In certain areas where our stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages, or prohibit the sale of alcoholic beverages, and restrict the sale of alcoholic beverages and cigarettes to persons older than a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages, as well as to issue fines to stores for the improper sale of alcoholic beverages and cigarettes. Failure to comply with these laws may result in the loss of necessary licenses and the imposition of fines and penalties on us. Such a loss or imposition could have a material adverse effect on our business, liquidity and results of operations. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them.

While the potential exposure for damage claims as a seller of alcoholic beverages and cigarettes is substantial, we have adopted procedures intended to minimize such exposure. In addition, we maintain general liability insurance that may mitigate the effect of any liability.

Safety. We are subject to comprehensive federal, state and local safety laws and regulations. These regulations address issues ranging from facility design, equipment specific requirements, training, hazardous materials, record retention, self-inspection, equipment maintenance and other worker safety issues, including workplace violence. These regulatory requirements are fulfilled through health, environmental and safety programs.

Store Operations. Our stores are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations relating to zoning and building requirements and the preparation and sale of food. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new store in a particular area.

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, both of which could affect our results of operations.

Employees

Titan Global Energy Division has 571 employees, of which 451 are full-time employees. Approximately 67% of the employees work in retail stores, approximately 17% in the wholesale distribution and 16% in corporate or field offices. The retail stores typically employ an average of 6 to 14 individuals, who are supervised by a single store manager, and 34 assistant store managers. Our retail field management staff consists of 10 area managers, each of whom is responsible for 5 to 8 stores.

Our Energy Division business is seasonal and as a result the number of employees fluctuates from a high in the spring and summer to a low in the fall and winter. The Energy Division is headquartered in Blountville, Tennessee and employs territory managers, commercial sales representatives and support staff. None of the employees are subject to collective bargaining agreements.

TITAN COMMUNICATIONS

Operations

Titan Communications division provides its customers efficient, cost-effective international prepaid telecommunications calling cards. We provide our end-user customers through our distribution network international prepaid calling cards that offer efficient calling options to foreign countries. We generally design our cards on a region/country specific basis to offer our customers enhanced value to their preferred call destinations. Our cards are generally sold in $2, $3 and $5 denominations. The prepaid international calling cards we are currently distributing are sourced from one provider. This provider is the leading telecommunications company in the primary calling destination for the vast majority of our end users; Mexico. We purchase the cards for a fixed price; mark the cards up, taking into consideration our fixed overhead and profit margin, and sell through our distribution network.

Industry Background

The Company’s Communications division currently operates in the prepaid telecommunications market. Specifically, the Company’s primary product offerings are prepaid international long distance cards and services. Prepaid, also known as pay-as-you-go and pay-in-advance, is service that is paid for prior to usage. Many consumers prefer prepaid because it offers improved budget controls, access and flexibility while not requiring deposits or constraining contracts. This method of payment has been widely used in foreign markets and is gaining acceptance in the United States.

Competition

We compete with large distributors of prepaid calling cards, providers of prepaid calling cards and numerous small and regional distributors. Many of these competitors own and operate their own network whereby they control the inbound termination, outbound termination and ultimately the delivery minutes to a particular destination. The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry and for its ease of market entry. As calling rates continue to decline and competition increases, we will increasingly rely on our ability to secure distribution contracts with carriers that deliver high call quality, good customer service and competitive delivery minutes to desirable destinations.

Government Regulation and Environmental Matters

Universal Service Fund
In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the “Universal Service Funds”). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our interstate services, either as a separate surcharge or as part of the base rate. In turn, we remit amounts owed to the Universal Services Fund on a quarterly basis. We indirectly pay contributions applicable to our wire-line services through our underlying suppliers.

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

Employees

Titan’s communications division has 11 full-time employees. Of these 1 is involved in management, 1 in shipping and inventory, 7 in administrative/accounting, and 2 in sales.

TITAN GLOBAL HOLDINGS CORPORATE DIVISION

Employees

Titan’s corporate division has 10 full time direct employees. All are in executive or administrative/accounting capacities.

CORPORATE INFORMATION

The Company's corporate office is located at 1700 Jay Ell Drive, Suite 200, Richardson, Texas 75081. The Company's telephone number is (972) 470-9100. Our website address is www.titanglobalholdings.com . We make available on our website, free of charge, our Annual reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (“SEC”).

ITEM 1A. RISK FACTORS

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

Unless otherwise indicated, all numbers (except per share amounts) presented under this Item 1A are stated in thousands.

RISKS RELATING TO THE COMPANY’S BUSINESS:

We have experienced net losses, and we may not be profitable in the future.

We experienced net losses of $52,007 and $23,748 for the years ended August 31, 2008 and 2007, respectively, and we may not generate profits in the future on a consistent basis, or at all. As of August 31, 2008, we had a net working capital deficit from continuing operations of $17,880 and a shareholders’ deficit of $73,566. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes; to sustain and expand sales and marketing activities, to effectively support the operations and to otherwise implement our overall business strategy. If such funds are not available when required or on an acceptable terms, our business and financial results could suffer. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to the existing shareholders.

If we are unable to retain the services of key personnel or if we are unable to successfully recruit qualified managerial and sales personnel having experience in the business, we may not be able to continue operations.

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

•	fluctuations and seasonality in the demand for our products;
•	uncertainty and variability in demand by customers;
•	the introduction of new products or services by our competitors;
•	regulatory changes; and
•	general economic conditions and economic conditions specific to the fuel distribution and telecommunications industries.

Our principal stockholders, officers and directors own a controlling interest in our voting stock and investors have a limited voice in our management.

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 63.11% of our outstanding common stock. Three of the Company’s stockholders, Irrevocable Children’s Trust, Crivello Group, LLC, and Farwell Equity Partners, LLC, hold approximately 61.49% of our outstanding common stock. David Marks, the Company’s Chairman, is one of two trustees of Irrevocable Children’s Trust and is the Managing Member of Farwell Equity Partners, LLC. Mr. Marks has sole voting and dispositive authority with respect to the shares of stock held by Irrevocable Children's Trust and Farwell Equity Partners, LLC. As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including:

•	election of its board of directors;
•	removal of any of its directors;
•	amendment of its certificate of incorporation or bylaws;
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; and
•	significant corporate transactions

As a result of their ownership and positions, our principal stockholders, directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over its stock price.

Risks Relating to the Company’s Global Energy Division:

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

We experience more demand for our merchandise, food and motor fuel during the late spring and summer months than during the fall and winter. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for the products that we sell and distribute. Therefore, our revenues are typically higher in the third and fourth quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our cash flow.

Compliance with and liability under state and federal environmental regulations, including those that require investigation and remediation activities, may require significant expenditures or result in liabilities that could have a material adverse effect on our business.

Our business is subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of hazardous materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, and the health and safety of our employees. A violation of, liability under or compliance with these laws or regulations or any future environmental laws or regulations, could have a material adverse effect on our business and results of operations and our ability to service our outstanding indebtedness..

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

RISKS RELATING TO THE COMPANY’S COMMUNICATIONS BUSINESS:

Our telecommunications business is affected by government regulations in the United States, which may delay or hinder our ability to provide services and products.

The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry can be predicted at this time.

The telecommunications industry is highly regulated in the United States at the federal, state and local levels. Various international authorities may also seek to regulate the services provided or to be provided by our communications subsidiaries. Federal laws and the regulations of the Federal Communications Commission (FCC) generally apply to interstate telecommunications, while state public utility commissions, public service commissions or other state regulatory authorities generally exercise jurisdiction over telecommunications that originate and terminate within the same state.

The FCC and state regulatory authorities may address regulatory non-compliance with a variety of enforcement mechanisms, including monetary forfeitures, refund orders, injunctive relief, license conditions, and/or license revocation. The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to telecommunications companies. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our business, financial condition and results of operations.

The sale of long distance telephone service through prepaid phone cards may be subject to “escheat” laws in various states. These laws generally provide that payments or deposits received in advance or in anticipation of the provision of utility services, including telephone service, that remain unclaimed for a specific period of time after the termination of such services are deemed “abandoned property” and must be submitted to the state. In the event such laws are deemed applicable, our communications subsidiaries may be required to deliver such amounts to certain states in accordance with these laws, which could have a material adverse effect on its business, financial condition or results of operations.

Pursuant to the Telecommunications Act of 1996, the FCC was granted the authority to implement certain policy objectives, including the establishment of the Universal Service Fund. The purpose of the Universal Service Fund is to subsidize the provision of local telecommunications services to low-income consumers, schools, libraries, health care providers and rural and insular areas that are costly to serve. Pursuant to a FCC order, Universal Service Fund contributions are generally equal to approximately four percent of a carrier’s interstate and international gross revenues, and approximately one percent of its intra-state “end user” gross revenues, effective January 1, 1998. The FCC will adjust the amount of these contributions each calendar quarter, and they may increase significantly in future periods. Our underlying carriers may pass their respective costs through to us.

The taxation of prepaid telephone card sales and use is evolving and is not specifically addressed by the laws of many states. Some states and localities charge a tax on the point-of-sale purchase of prepaid telephone cards while others charge a tax on usage of prepaid telephone cards. Although we do not have funds reserved specifically for this purpose, we believe that we have adequate working capital for any taxes it may ultimately be required to pay but, there can be no assurance that this will be the case. In addition, certain authorities may enact legislation which specifically provides for taxation of prepaid telephone cards or other services provided by us or may interpret current laws in a manner resulting in additional tax liabilities.

RISKS RELATING TO THE COMPANY’S COMMON STOCK:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s leased facilities as of August 31, 2008 are as follows:

LOCATION	SQUARE FEET	PRIMARY USE	LEASE TERMS

Richardson, TX	17,934 sq ft	Corporate Office	Lease expires April 30, 2012; lease payments of $11 per month

Blountville, TN	10,000 sq ft	Corporate Office	Lease expires July 31, 2021; lease payments of $14 per month

Milwaukee, WI	7,296 sq ft	Warehouse	Lease expires September 30, 2009; lease payments of $3 per month

Santa Barbara, CA	3.200 sq ft	Retail Space	Lease expires January 31, 2009; lease payments of $13 per month

The Company believes its Richardson, Texas facilities will be adequate for its current operating needs and continued near term growth.

Appco operates 58 leased convenience stores in East Tennessee, Kentucky and southwest Virginia. The convenience store leases expire at various dates between 2009 and 2027 with monthly rents from $1 to $20.

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

Unless otherwise indicated, all numbers (except per share amounts) presented under this Item 3 are stated in thousands.

ACE TECH CIRCUIT CO., LTD.
In or about September 2008, the Company was notified of a collections lawsuit filed by Ace Tech Circuit Co., Ltd. ("Ace Tech").  The lawsuit alleges the Company is the dba of its subsidiary Titan PCB West and Titan Electronics.  A motion to quash service of summons and complaint as to the Company has been filed.  Ace Tech is seeking approximately $459 for alleged failure to pay for delivered product. The Company has accrued $422 of the amounts alleged to be due in its accounts payable as of August 31, 2008 and is disputing the difference of $37.

ADVANCED SURFACE FINISHING
In July 2008, the Company's subsidiary Titan PCB West n/k/a Titan Electronics, Inc. (“Titan Electronics”) was notified of a collections lawsuit and a writ of attachment granted to Advanced Surface Finishing ("AFS").  AFS is seeking approximately $143 from Titan Electronics for alleged failure to pay for delivered product. The Company has accrued $58 of the amounts alleged to be due in its accounts payable as of August 31, 2008 and is disputing the difference of $85.

ALLSTATE PRINTING & PACKAGING, INC
On March 25, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Allstate Printing & Packaging, Inc. (“Allstate”). Allstate is seeking $86 for alleged unpaid invoices for services rendered in Passaic County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at August 31, 2008.

AMERTEL COMMUNICATIONS, INC
On April 2, 2008, the Company’s subsidiaries, Oblio and Titan Wireless, were notified, via a process server, that it was being sued by Amertel Communications, Inc. (“Amertel”). Amertel is seeking $275 for alleged unpaid refunds for products purchased in the US District Court, MD. This action is currently pending. The Company disputes the amounts alleged to be due, and Management is unable to estimate the ultimate liability, if any, related to this claim at August 31, 2008.

ASIA TELECOM CORPORATION
On March 7, 2008, Oblio filed a lawsuit in Dallas County, Texas, against Asia Telecom Corporation (“Asia Telecom”) seeking to recover $753 for unpaid product. Asia Telecom filed a special appearance claiming that it does not have sufficient contacts with the State of Texas to warrant being sued in a Texas Court. On July 25, 2008, the district court denied Asia Telecom’s special appearance. We are now proceeding with pre-trial discovery against Asia Telecom.

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

On October 12, 2007, Oblio entered into a Settlement Agreement (the “Settlement Agreement”) with AT&T, effective as of October 11, 2007. Pursuant to the Settlement Agreement, AT&T agreed to waive and discharge its right to receive $7,200 and Oblio issued a promissory note for the payment of the balance of $600 in interest to AT&T in full settlement of the Partial Final Award issued in the arbitration proceeding on the counter claims brought by AT&T against Oblio and in full settlement of the Oblio’s Universal Service Fund claim against AT&T, which has been paid in full. As Oblio had already recorded its liability in its accounts payable, the $6,600 net reduction in accounts payable reduced cost of sales during the three months ended November 30, 2007.

CLIFTON PREPAID COMMUNICATIONS CORP.
On August 21, 2007, Oblio filed suit against Clifton Prepaid Communications Corp., Clifton Pre-Paid Corp, and Aref Aref (collectively “Clifton”) for non-payment of invoices related to services rendered in the District Court, 199th Judicial District, Collin County, Texas. Oblio seeks $2,199 in payment plus pre-judgment interest, post judgment interest at the maximum lawful rate from July 30, 2007 until judgment at the rate of six percent per annum, and reasonable and necessary attorney fees and costs. Oblio also obtained Writs of Garnishment against Clifton’s funds on deposit with Bank of America, N.A. and J.P. Morgan Chase Bank. As a result of the Writs of Garnishment, Oblio trapped approximately $140 in Clifton’s bank accounts. Clifton has unsuccessfully attempted to dissolve the Writ of Garnishment. On September 22, 2008, the district court entered a final judgment against Clifton Prepaid Communications Corp. and Clifton Pre-Paid Corp. in the amount of approximately $2,500. The final judgment did not include Aref Aref because two weeks prior to trial, Aref Aref filed for personal bankruptcy in an effort to thwart Oblio’s collection efforts. On or about October 1, 2008, the district court entered judgment in the bankruptcy action directing Bank of America, N.A. and J.P. Morgan Chase Bank to release the garnished funds to Oblio. As of August 31, 2008, the Company has fully reserved and allowed for the $2,199 in accounts receivable from Clifton less the amounts captured in the Writ of Garnishment.

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

FASTPRINT CIRCUIT TECHNOLOGIES
In August 2008, the Company was notified of a collections lawsuit filed by Fastprint Circuit Technologies (“Fastprint”).  Fastprint is in the process of amending its lawsuit to name the Company's subsidiary Titan Electronics as the defendant.  No specific demand has been made although Fastprint seeks damages for alleged failure to pay for delivered product.

F&L, LLP
On November 27, 2007, the Company was notified, via a process server, that it was being sued by F&L, LLP (“F&L”) in the District Court of Dallas County, Texas 160th Judicial District. F&L is seeking the Company to perform on its guarantee of notes payable from Oblio to F&L. Principal amounts due to F&L, LLP as of August 31, 2008 is $3,570. This action is currently pending. The Company has recorded the amounts due as a liability as of August 31, 2008. Oblio has also recorded accrued interest of $511 related to this obligation. On April 29, 2008, Greystone Funding, LLC intervened in the lawsuit seeking to stay the lawsuit as a result of F&L’s prior agreement to subordinate its debt and collection to the rights of Greystone Funding, LLC. A letter agreement staying F&L’s collection efforts has been executed between Titan Global Holdings, F&L, and Greystone Funding LLC. Pursuant to the letter agreement, this lawsuit has been dismissed without prejudice.

GEOTEL INTERNATIONAL, LC
On January 31, 2008, the Company’s subsidiary, Starttalk, was notified, via a process server, that it was being sued by Geotel International, LC (“Geotel”). Geotel is seeking $73 for alleged unpaid invoices for services rendered in Miami-Dade County: Circuit Court, FL. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at August 31, 2008.

HAWAII GLOBAL EXCHANGE, INC. AND TRANSPAC TELECOM, INC.
On December 21, 2007, the Company’s subsidiary Oblio, filed a lawsuit against Hawaii Global in 162nd Judicial District Court of Dallas County, Texas. Oblio sought to recover $1,319 for unpaid product. Hawaii Global then removed the lawsuit to the United States District Court for the Northern District of Texas. Hawaii Global then moved to dismiss the Texas lawsuit based upon lack of personal jurisdiction and in the alternative to transfer the Texas lawsuit to the United States District Court of Hawaii. The District Court denied Hawaii Global’s motion to dismiss and or transfer. On January 29, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Hawaii Global Exchange, Inc. and Transpac Telecom, Inc. (“Transpac”). Transpac is alleging violation of the Communications Act, breach of oral contract, promissory estoppel, and intentional interference with contractual relations and/or prospective economic advantage in US District Court, HI. Oblio then filed a motion to dismiss the Hawaii lawsuit based upon lack of personal jurisdiction or, in the alternative, to transfer the Hawaii lawsuit to Texas. Although Hawaii Global and Transpac have opposed the motion to dismiss, they have consented to the transfer of the Hawaii lawsuit to the Northern District of Texas. The Hawaii lawsuit has been transferred and consolidated with the Texas Lawsuit. Hawaii Global has joined the Company, Bryan Chance, Kurt Jensen, Frank Crivello, and David Marks as parties to the lawsuit. The Company disputes these allegations and will defend itself, and Management is unable to estimate the ultimate liability, if any, related to this claim at August 31, 2008. As of August 31, 2008, the Company has fully reserved and allowed for the $1,319 in accounts receivable from Hawaii Global.

INTERNATIONAL ELECTRONIC COMPONENTS USA
In or about September 2008, the Company was notified of a collections lawsuit filed by International Electronic Components USA ("IEC") against the Company and its subsidiary Titan PCB West and several individuals.  IEC obtained a writ of attachment against subsidiary Titan PCB West.  IEC alleges the Company is the alter ego of its subsidiary Titan PCB West and is seeking approximately $235 for alleged failure to pay for delivered product.  A motion to quash service of summons and complaint as against the Company will be filed. The Company has accrued the amounts alleged to be due in its accounts payable at August 31, 2008.

JACO ELECTRONICS, INC.
On September 1, 2006, a subsidiary of the Company, Titan Nexus, Inc. f/k/a Nexus Nano Electronic, Inc. (“Nexus Nano”) filed suit against Jaco Electronics, Inc. (“Jaco”) in the United States District Court for the Southern District of New York, alleging that Jaco had made certain misrepresentations in connection with an Asset Purchase Agreement executed in September 2004. Jaco denied the allegations and asserted counterclaims against Nexus Nano and other related entities. On June 27, 2008, the Company, Jaco, and others entered into a Settlement Agreement that provided for the release of claims between the parties and included a five-year Supply Agreement between Jaco, Titan Nexus, Inc. d/b/a NEO EMS, Inc., and Nexus Custom Electronics, Inc.

LANHAM ACT LAWSUIT
On February 15, 2008, Oblio filed a lawsuit in the United States District Court for the Northern District of Texas against various individuals and entities alleging trademark infringement under the Lanham Act. Many of the defendants have filed motion to dismiss which are currently pending before the Court.

LATIN AMERICAN VOIP, INC
On December 26, 2007, the Company and its subsidiaries, Oblio and Starttalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”). Latin American VOIP is seeking $723 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida. This action is currently pending. The Company has accrued $630 of the amounts alleged to be due in its accounts payable as of August 31, 2008 and is disputing the difference of $93.

LEVEL 3 COMMUNICATIONS, LLC
On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. On May 14, 2008, Oblio entered into an Agreed Judgment in the amount of $2,042. As of August 31, 2008, Oblio has accrued the amount of the Agreed Judgment in accounts payable.

PALPILOT
In August 2008, the Company's subsidiary Titan PCB West f/k/a Titan EMS was notified of a collections lawsuit filed by Palpilot.  Palpilot is seeking approximately $99 for alleged failure to pay for delivered product. The Company has accrued the amounts alleged to be due in its accounts payable at August 31, 2008.

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

Oblio has filed a counter-claim against STX, alleging STX failed to pay for the cards it purchased.  Oblio also claims STX, together with Tawfik and Raimondo, STX’s chief officers, fraudulently induced Oblio to sell pre-paid phone cards for certain foreign markets at a loss, in exchange for STX’s promise to place Oblio products in more lucrative local markets.  STX’s failure to place Oblio’s products in the promised markets caused Oblio damages in an amount not less than $10,000.

The case is currently set for trial the week of April 20, 2009.

TOUCH TELL, INC.
On December 21, 2007, Oblio filed suit in Dallas County, Texas, against Touch Tell, Inc. (“Touch Tell”) for $1,300 in unpaid product. Oblio also initially obtained a pre-judgment Writ of Garnishment against Touch Tell’s bank trapping $1,300. Touch Tell filed a counterclaim that claims that after allowing for credits, deactivations, and returns, Oblio owes Touch Tell approximately $268. Touch Tell successfully reduced the amount of the garnishment to $477. At August 31, 2008, Oblio has recorded accounts receivable from TouchTell equal to the garnishment of $477. No amounts have been recorded or accrued related to the counter-claim. The case is currently set for trial on November 24, 2008.

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

OTHER LEGAL MATTERS
As of August 31, 2008, the Company has fully reserved and allowed (through its allowance for doubtful accounts $15,736 and its allowance for sales returns $3,672) $19,408 in accounts receivable recorded for the communications division matters referenced above, including Clifton.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's shares are traded on the Pink OTC Market under the ticker symbol TTGL.PK. The Company's shares have been traded on the Pink OTC Market since February 2008 and prior to that traded on the OTC Bulletin Board since September 21, 2002. Prior to September 21, 2002, there was no "public market" for shares of its common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for past two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the finance.yahoo.com website.

	High	Low

2007
First Quarter ended November 30, 2006	1.01	0.50
Second Quarter ended February 28, 2007	1.36	0.92
Third Quarter ended May 31, 2007	1.43	1.02
Fourth Quarter ended August 31, 2007	1.78	0.94

2008
First Quarter ended November 30, 2007	2.20	1.59
Second Quarter ended February 28, 2008	1.75	0.30
Third Quarter ended May 31, 2008	0.60	0.25
Fourth Quarter ended August 31, 2008	0.70	0.30

Stockholders
On November 28, 2008, the last reported sale price for our Common Stock on the Pink OTC Market was $0.47 per share. As of November 28, 2008, there were approximately 2,664 holders of record of Common Stock.

Dividends
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

The Company's registrar and transfer agent is Continental Stock Transfer and Trust Co., Inc., 17 Battery Place, 8th Floor, New York, NY 10004.

Sales of Unregistered Securities

None.

Repurchases

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/09/07	08/31/07	1,087,307	$1.35	1,037,307
09/01/07	11/30/07	24,850	1.62	24,850
12/01/07	02/29/08	212,000	0.98	212,000
03/01/08	05/31/08	-	-	-
06/01/08	08/31/08	-	-	-
Total		1,324,157	$1.30	1,274,157	2,725,843

Equity Compensation Plans

The following table summarizes as of August 31, 2008, the shares of common stock authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,094,167	$0.83	-
Total	1,094,167	$0.83	-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all numbers (except per share amounts) presented under this Item 7 are stated in thousands.

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

The Company’s relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this Form 10-K do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in its consolidated financial statements are costs based on the integration of the acquired companies and assets that comprise its operations and the dispositions of certain operations. Accordingly, the Company believes that, at the Company's current stage of operations, period-to-period comparisons of results of operations are not meaningful.

The Company's business strategy, by division, is as follows:

Titan Global Energy Group

Titan Global Energy Group was formed in the fourth quarter of fiscal year 2007. Titan Global Energy Group is a division engaged in the acquisition and management of complementary energy sector assets. On September 17, 2007 Titan Global Energy Group completed the acquisition of Appco. Appco, formed in 1923 and based in Blountville, Tennessee, is a regional petroleum company that owns and operates an extensive petroleum product distribution network that is comprised of 170 dealers in the southeastern United States. Appco operates 58 convenience store locations in Tennessee, Kentucky and Virginia. Appco has more than 550 employees and maintains long standing partnerships with strategic terminal operators and major oil companies.

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

Titan Communications Division

The business strategy of the communications division is to re-establish the company in the prepaid international calling card distribution business. We are establishing relationships with international telecommunications providers to distribute prepaid calling cards in the United States. Our focus is on the distribution segment of the business not involving providing inbound or outbound termination or end user customer service. We are focusing our efforts on contracting with foreign carriers in the destination country of our end users. We are developing a new distribution network that ultimately serves independently owned and operated convenience stores through a network of distributors. The vast majority of prepaid international calling cards are distributed through this distribution channel. We are currently operating this segment of our business through Planet Direct Inc.

In the quarter ended February 29, 2008, the Company created Titan Communications to further its strategic endeavors in the prepaid international long distance marketplace, and began exploring new relationships outside Oblio’s traditional distribution and supply channels.  Additionally, the Company no longer had strategic relationships with tier one partners for resale of prepaid international calling cards due to disputes over USF charges (see Note 2 to the consolidated financial statements). Simultaneously, the Company experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While we are vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such, the Company evaluated goodwill and other assets for impairment based on changes in business model. Goodwill and other intangibles of $4,666 were determined to be impaired and were written off during the quarter ended November 30, 2007. As of August 31, 2008, the allowance for sales returns remained at $3,552 and the allowance for uncollectible accounts receivable was increased to $12,114 for Oblio Telecom. In fiscal year 2008, The Company’s management committed to a plan to discontinue the Oblio Telecom and Titan Wireless operations and focus on Planet Direct, Inc.

CRITICAL ACCOUNTING POLICIES

The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: revenue recognition, which affects sales, inventory valuation, which affects its cost of sales and gross margin; and allowance for doubtful accounts and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

Revenue recognition

The Company recognizes revenues when the following criteria are met: (1) the Company has persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) the Company has completed delivery and no significant obligations remain; (3) its price to its customer is fixed or determinable and (4) collection is probable.

In our energy division, we recognize sales of petroleum and other items when the title passes to the customer. We recognize the gross amounts earned from sales to wholesale customers as revenues. Shipping and handling costs charged to customers are included in our sales. At August 31, 2008 we had $0 allowance for returns and an allowance for doubtful accounts of $109. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time. Sales in our energy division are subject to volatility based on trading prices of petroleum and the competitive forces in our markets.

In the communications division, we recognize sales upon the activation of our prepaid calling cards by our customers. We provide our customers with a limited right of return. We record net sales as gross sales less an allowance for returns. At August 31, 2008, we had a $7 allowance for sales returns. Actual returns may differ materially from our estimates and revisions to the allowance may be required from time to time.

Cost of sales

In our energy division, cost of sales consists of costs of acquiring petroleum and related products in our stores. Additionally, we include transportation costs of petroleum, shipping costs and handling costs in the cost of sales. Our cost of sales can fluctuate based on the changing market pricing of petroleum products on a daily basis. We occasionally mitigate our risk of market fluctuations in petroleum pricing by purchasing fuel on the spot market at the refineries, through strategic relationships with terminal operators and prevailing rates on the open market.

In the communications division, cost of sales consists of printing, shipping and the cost of the cards from the service provider. We accrue for the cost of the cards from the service provider as the cards are activated by our customers. Our payment terms with the service provider vary based on the first use of the card by the end user of the telecommunication services.

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

Inventory valuation

In our energy division, liquid fuel and all other inventories are valued at the lower of cost, using the FIFO method, or market.

In our communications division, our policy is to value activated prepaid international card at the lower of cost or market on a card-by-card basis on a FIFO basis.

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

Stock-based compensation

We account for stock-based compensation according to SFAS 123(R) (revised 2004), “Share Based Payment” by using the modified-prospective method. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended August 31, 2008 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of August 31, 2008, based on the grant date fair value estimated in accordance with SFAS 123(R).

As stock-based compensation expense recognized in the consolidated statement of operations for the year ended August 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent upon generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) effective September 1, 2007. The adoption of this pronouncement did not have a material impact on the Company’s result of operations or financial condition.

Results of Operations – Year Ended August 31, 2008 Compared to the Year Ended August 31, 2007

Sales

Energy

Sales increased to $417,879 in the year ended August 31, 2008 from $0 in the year ended August 31, 2007. The increase is due to the September 17, 2007 Titan Global Energy Group acquisition of Appco.

Communications

Sales increased to $451 in the year ended August 31, 2008 from $0 in the year ended August 31, 2007. During January 2008, the Company created Titan Communications and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and began exploring new relationships outside our historical distribution and supply channels.

Cost of Sales

Energy

Cost of sales increased $393,417 in the year ended August 31, 2008 from $0 in the year ended August 31, 2007. Cost of sales as a percentage of sales was 94%.  Gross profit was $24,462 in the year ended August 31, 2008 compared to $0 in the year ended August 31, 2007. The increase in cost of sales and gross profit is due to the September 17, 2007 Titan Global Energy Group acquisition of Appco.

Communications

Cost of sales increased $413 in the year ended August 31, 2008 from to $0 in the year ended August 31, 2007. Gross profit increased $38 in the year ended August 31, 2008 from. $0 in the year ended August 31, 2007. During January 2008, the Company created Titan Communications and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and began exploring new relationships outside our historical distribution and supply channels.

Sales and Marketing

Energy

Sales and marketing expenses increased by $123 in the year ended August 31, 2008 from $1 in the year ended August 31, 2007. The increase in sales and marketing expense is due to the September 17, 2007 Titan Global Energy Group acquisition of Appco.

Communications

During January 2008, the Company created Titan Communications and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and began exploring new relationships outside our historical distribution and supply channels.

General and Administrative Expenses

Energy

General and administrative expenses increased $24,297 in the year ended August 31, 2008 from $0 in the year ended August 31, 2007. As a percentage of sales, general and administrative expense was 5.8% in the year ended August 31, 2008. The increase in general and administrative expense is due to the September 17, 2007 Titan Global Energy Group acquisition of Appco.

Communications

General and administrative expenses increased $1,162 the year ended August 31, 2008 from $0 in the year ended August 31, 2007. As a percentage of sales, general and administrative expense was 258% in the year ended August 31, 2008. The Company incurred startup expenses related to the January 2008 creation and startup of Titan Communications and the Pinless Inc. subsidiary dba Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and began exploring new relationships outside our historical distribution and supply channels.

Corporate

General and administrative expenses decreased to $2,684 in the year ended August 31, 2008 from $4,839 in the year ended August 31, 2007, a decrease of $2,155. The decrease in corporate general and administrative expenses from the prior year is due primarily to a decrease in salaries and wages of $1,000 and a decrease of $1,420 in investor relations expenses. Corporate general and administrative expenses are comprised primarily of salaries and wages, investor relation expenses, professional fees, consulting expenses, travel and insurance expenses.

Amortization Expense

Energy

Amortization expenses increased $316 in the year ended August 31, 2008 from $0 in the year ended August 31, 2007. As a percentage of sales, amortization expense was less than 1%. Amortization expense is related to the intangible asset amortization from the Appco transaction.

Other Income (Expense)

Energy

Interest expense increased $2,204 in the year ended August 31, 2008 from $0 in the year ended August 31, 2007. As a percentage of sales, interest expense was 0.5 % in the year ended August 31, 2008. Interest expense is related to Appco borrowings on its line of credit.

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss. The Energy segment recognized non-cash income from the change in fair value of its derivative liabilities of $703 during the year ended August 31, 2008 compared to $0 in the year ended August 31, 2007.

Communications

Interest expense increased $10 in the year ended August 31, 2008 compared to $0 in the year ended August 31, 2007. As a percentage of sales, interest expense was 2.0% in the year ended August 31, 2008. During January 2008, the Company created Titan Communications and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc.

Corporate

Interest expense increased $1,299 in the year ended August 31, 2008 from $15 in the year ended August 31, 2007. Interest expense is primarily related to the non-cash expense of derivative liabilities.

Discontinued operations

During the year ended August 31, 2008, the Company’s management committed to a plan to dispose of certain assets and liabilities of its Telecommunications Division, Electronic Homeland Security Division and its Titan Global Brands division. A summary of the results of operations are below:

	Twelve Months Ended
	8/31/2008		8/31/2007		$ Change	% Change
		% of sales		% of sales
Sales - Communications division	$34,840	50	$87,711	79	(52,871)	-60%
Sales - Electronics and homeland security division	26,386	38	23,634	21	2,752	12%
Sales - Global brands division	8,768	12	-	-	8,768	0%
Total sales	69,994	100	111,345	100	(41,351)	-37%

Cost of sales - Communications division	24,353	35	80,507	72	(56,154)	-70%
Cost of sales - EHS division	26,123	37	22,397	20	3,726	17%
Cost of sales - Global brands division	10,689	15	-	-	10,689	0%
Total cost of sales	61,165	87	102,904	92	(41,739)	-41%
Gross profit	8,829	13	8,441	8	388	5%

Operating expenses:
Sales and marketing	3,127	4	2,079	2	1,048	50%
General and administrative	14,095	20	7,565	7	6,530	86%
Bad debt expense	10,538	15	2,689	2	7,849	292%
Amortization of intangibles	2,811	4	5,377	5	(2,566)	-48%
Total operating expenses	30,571	44	17,710	16	12,861	73%

Operating loss	(21,742)	(31)	(9,269)	(8)	(12,473)	135%

Other income (expense)
Other income	24	(1)	-	-	24	-
Interest expense, net	(5,751)	(8)	(4,144)	(4)	(1,607)	39%
Gain on disposal of assets	2,184	3	-	-	2,184	-
Loss on impairment	(33,062)	(47)	-	-	(33,062)	-
Gain on extinguishment of debt	-	-	7,966	7	(7,966)	-100%
Gain (loss) on value of derivative instruments	12,951	19	(13,446)	(12)	26,397	-196%
Net loss from discontinued operations	$(45,396)	(65)%	$(18,893)	(17)%	(26,503)	140%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facilities. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of August 31, 2008, we had a total of $2,379 in unrestricted cash and cash equivalents. As of August 31, 2008, we also had restricted cash and cash equivalents and short-term investments of $620 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

We currently intend to seek opportunities to acquire strategic assets that will enhance our holdings in our energy division. More specifically, the acquisition of Crescent Fuels, Inc. effective October 1, 2008, increases the Company’s aggregate lines of credit with fuel suppliers and unencumbered asset base. Increased lines of credit with fuel suppliers decrease our reliance on financing our working capital needs through our asset based revolving credit facilities. Increasing unencumbered assets creates more borrowing capacity under our revolving credit facilities. The combination of these two factors increases the company’s liquidity and financing options and lowers our borrowing costs. We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial.

Operating Activities - Cash used by operating activities was $5,283 ($2,018 from continuing operations and $3,265 from discontinued operations) during the year ended August 31, 2008 compared to cash provided by operating activities of $9,284 ($4,618 used by continuing operations and $13,902 provided by discontinued operations) during the year ended August 31, 2007. The decrease in cash provided by operations is due primarily to the operating losses in the discontinued operations.

Investing Activities - Cash used in investing activities was $27,080 ($27,472 used by continuing operations and $392 provided by discontinued operations) during the year ended August 31, 2008 compared to cash used in investing activities of $583 ($74 used by continuing operations and $509 used by discontinued operations) during the year ended August 31, 2007. The increase in cash used in investing activities is due primarily to $30,000 paid to the sellers of Appco.

Financing Activities - Cash provided by financing activities during the year ended August 31, 2008 was $34,400 ($32,434 provided by continuing operations and $1,966 provided by discontinued operations) compared to cash used by financing activities of $8,912 ($1,426 used by continuing operations and $7,486 used by discontinued operations) during the year ended August 31, 2007. The increase in cash provided from financing activities in the year ended August 31, 2008 is due to the proceeds to a sales leaseback transaction of $15,000, proceeds from common stock issuance of $5,000 and increased net debt borrowings.

BORROWING ARRANGEMENTS

The loans to the Company are principally with (i) Greystone Business Credit II LLC, (“Greystone”) and are utilized primarily for the communications division and the energy division and are secured by its assets, and (ii) with F&L LLP, (“F&L”), which was utilized in connection with the Oblio acquisition in August 2005. From time to time, short term loans have been obtained from related parties to fund working capital or other needs. The various borrowing arrangements are described below and in detail in Note 9 Debt, Derivative Liabilities and Warrants in the financial statements.

Greystone Business Credit II, LLC

On December 29, 2006, the Company, together with all of its subsidiaries, entered into a credit facility with Greystone. The new credit facility with Greystone initially included a revolving line of credit (“Revolver”) in the maximum amount of $15,000 and also includes senior term loans of up to $7,950.

The revolver expires in December 2009, subject to earlier termination under certain circumstances. The revolving credit facility bears interest at a rate of 1.5%, plus the prime interest rate. Interest payments on the revolver are due monthly with principal paid at maturity. Revolver loans will be advanced based upon 85% of eligible accounts receivable and up to a maximum of 85% of eligible inventory, subject to certain limitations. The Company is required to have a minimum unused availability under the line of between $200 and $1,000. At year-end 2007, the Company was required to have a minimum unused availability of $340. The Company was obligated to use any refunds on commercial taxes including Universal Service Fees (“USF”) to repay the term loans. As of August 31, 2008, the Company has no excess availability based on collateral under the line.

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

On June 1, 2007, the Company entered into Amendment #2 with Greystone. Through the amendment, the Company received approval from Greystone to transfer 100% of the issued and outstanding shares of common stock related to StartTalk from Oblio to the Company.

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

On October 17, 2007, the Company entered into Amendment #7 with Greystone. Through the amendment, Greystone reduced the amount of the minimum unused availability to $0 and agreed to increase the minimum unused availability by $16 each month up to a maximum amount of $750. In addition, the repayment schedule was modified for Term Loan B to $43 per month.

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

On February 29, 2008, the Company entered into Amendment #11 with Greystone. The amendment expands the definition of eligible borrowers under the loan and security agreement for the communications division to include newly formed entities.

On March 5, 2008, Term Loan C’s outstanding balance of $5,000 was paid in full. Term Loan D has an outstanding balance of $1,002 and an interest rate of 11% as of August 31, 2008.

On May 30, 2008, the Company entered into Amendment #12 with Greystone. In the amendment Greystone consented to the Company’s entry into an unsecured subordinated indebtedness with Mike Kadlec, at the time, the CEO of Titan Electronics Inc. who resigned as of July 18, 2008. In addition, the amendment specified the terms and conditions of term loan E for $300 with $25 per month amortization payments beginning July 1, 2008. Term loan E carries interest at prime plus 6%.

On June 9, 2008, the Company entered into Amendment #13 with Greystone. The amendment set the term loan D limit at $1,050 and established a 44 month amortization term for term loan D.

On October 13, 2008, the Company entered into Amendment #14 with Greystone. The amendment created a borrowing account sub-limit for the loans related to the Company’s Planet Direct subsidiary to $3,000, acknowledged the formation of our Global Wholesale International Inc subsidiary and defined what qualifies as an eligible account for borrowing base calculation purposes for Planet Direct.

As of August 31, 2008, Term Loans A and B are recorded at $2,171 and the revolver has a balance of $12,393 with an excess available credit of $0 based on actual borrowing capacity. Interest rates on the revolver were 5.25% on $12,323 and 6.5% on $1,076. Loans A and B and the revolver are included in the Electronic and Homeland Security and Communications Divisions discontinued operations.

Debt Covenant Restrictions Related to Communications and Electronics and Homeland Security Debts

Maximum Cumulative Net Loss:	$1,000 on a cumulative basis for the period from September 1, 2006 through the end of the Term

Maximum Leverage Ratio:	Not applicable

Limitation on Purchase Money Security Interests:	$1,000

Limitation on Equipment Leases:	$1,000

Additional Financial Covenants:	None

The Company has met all covenant terms except the maximum cumulative net loss. The Company has received a written waiver from Greystone related to this covenant through August 31, 2009. No penalties have been assessed related to this violation.

Discontinued Operations of Global Brands Division

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

The Company also assumed four term notes designated A, B, C & D which have an interest rate of 7.75%. As of August 31, 2008 the revolver has an outstanding balance of $6,103 and the term notes have a balance of $3,879. The monthly principal payment for Term Loan A, B, C & D is $72. As collateral for advances under the credit facility, the Company has granted Greystone a security interest in all of its assets.

On December 14, 2007, the Company through its subsidiary Titan Apparel, Inc. (“TAPP”) entered into a Loan and Security Agreement in connection with a Secured Party Bill of Transfer of the collateral of Global Brand Marketing Inc. (“GBMI”) with Greystone. The credit facility includes a revolving line of credit in the maximum amount of $14,000. The credit facility also includes a term loan of up to $2,000. Loans will be advanced on the revolver based on a formula related to certain levels of eligible accounts receivable and inventory as defined in the agreement. The agreement has a maturity date of December 29, 2009. The revolving credit facility bears interest at 3% per annum in excess of the prime rate for a period of six months from the date of the loan and security agreement and 5% thereafter and the term loan bears interest at a rate of 5% per annum in excess of the prime rate for a period of six months from the date of the loan and security agreement and 7% thereafter. The agreement contains a provision for a net sales participation fee calculated as 5% of net sales to be applied to the outstanding balance of the term loan until the term loan is paid in full and thereafter paid as a fee. The agreement contains a provision for a sharing fee calculated as 25% of the net profits for the first four full fiscal quarters occurring after the loan agreement payable when the financial statements of the eligible fiscal quarter are delivered. As collateral for advances under the credit facility, TAPP has granted Greystone a security interest in all of its assets including all trademarks and patents. The Company guaranteed the obligations of TAPP up to $250. At August 31, 2008 the revolver had an outstanding balance of $3,227 and the term note had a balance of $3,835 and an excess available credit of $0 based on actual borrowing capacity. The interest rates on the revolving credit facility and term loans were 10% and 15.5% respectively, at August 31, 2008.

YA Global Investments, L.P. (“YA Global”)

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

The note was issued with a beneficial conversion feature. At issuance, the note was recorded at $1,831 with an associated discount of $4,169. The discount will be amortized over the 36 month term of the note. At August 31, 2008, the note had a recorded balance of $2,342 with an associated unrecognized discount of $3,658. No payments have been made and the Company has not been notified of any defaults.

Modification Agreement with Greystone Business Credit II, LLC

In the fourth quarter of fiscal 2008, the Company entered into a modification agreement with Greystone. The agreement set forth (1) general terms and conditions of the structure a future working relationship concerning any assets that may become available from the Chapter 7 bankruptcy proceeding of USAD (2) a 36 month amortization schedule of the over advance attributable to the discontinued operations of Oblio Telecom (3) terms and conditions of the related party loan from the Crivello Group to our subsidiary, Titan Nexus (4) an outline of the working structure for the Planet Direct sub-limit portion of the Titan Loan Agreement (5) consent to transfer the ownership of certain parcels of real estate owned by Appco in partial satisfaction of indebtedness owed by the Company to the Crivello Group (6) modifications to the Appco monthly amortization schedule should the Company continue to be unable to obtain certain leasehold mortgages in favor of Greystone (7) terms and conditions of future merger transactions with our Titan Apparel subsidiary (8) conditions subject to additional loan facilities being made available to Titan Apparel and (9) an interest surcharge of 3.5% on any over advance with our Titan Apparel subsidiary.

Concurrent with the modification agreement with Greystone, our Chairman, David Marks and Frank Crivello executed a joint and severable limited recourse guaranty of $5,000 for the debts of the Company owed to Greystone. In addition, Farwell Equity Partners II, LLC a related party to David Marks and Frank Crivello executed a limited recourse guaranty for the debts of the Company owed to Greystone that is secured by 6,000,000 common shares of Marine Growth Ventures, Inc. common stock shares. The Farwell Equity Partners II pledge is limited to the pledged shares. The pledged Marine Growth Ventures, Inc. common shares are traded on the OTC Bulletin Board and were trading at $0.15 per share on November 7, 2008.

Seller-financed Notes and Redeemable Preferred Stock in Discontinued Operations

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

Deferred Purchase Consideration in Discontinued Operations

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

As discussed further in Note 3, the Company determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company impaired the goodwill and intangible assets related to Ready Mobile asset purchase as of November 30, 2007. This impairment was offset by a reduction of the Deferred Purchase Consideration to $267 as of November 30, 2007. Furthermore, as the remaining assets associated with the wireless operations were sold on January 25, 2008, (see additional discussion in Note 2), the accrual for deferred purchase consideration was reduced to $0 as of January 25, 2008.

Derivative Liabilities

The fair value of the individual long-term embedded and free standing derivatives at August 31, 2008 is as follows:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	2008
9/17/07	9/17/12	Long-term fair value of conversion feature of convertible debenture		$2,889
Long-term embedded derivatives				2,889

9/17/07	9/17/12	500,000 Warrants	$2.00	100
9/17/07	9/17/12	525,000 Warrants	$2.47	99
9/17/07	9/17/12	525,000 Warrants	$2.81	93
Total long-term free-standing derivatives				292

Total embedded and free-standing derivative liabilities				$3,181

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

At each reporting date, the Company estimates the fair values of all derivatives and changes in the fair value are charged to operations. For embedded and free standing derivatives valued using the Black-Scholes option pricing model the following assumptions were used: (1) contractual term of 3 to 7 years; (2) volatility of 140%, (3) risk free interest rate between 2.85% and 4.17% and (4) dividend rate of 0%.

OFF BALANCE SHEET ARRANGEMENTS

GUARANTEE OF TITAN PCB EAST, INC. F/K/A TITAN EAST, INC.

In connection with the asset purchase agreement we entered with Time Sensitive Circuits whereby we sold substantially all of the assets of our Titan Electronics, Inc. (“Titan Electronics”) printed circuit board manufacturing facility located in Amesbury, Massachusetts in exchange for the Time Sensitive Circuits’ assumption of Titan Electronics obligations to Greystone and certain trade accounts payable, our lender, Greystone, consented to the asset purchase agreement pending Time Sensitive Circuits closing a loan and security agreement with Greystone or refinancing the loan with a third party lender. Until such time as Time Sensitive Circuits closes and or refinances all outstanding obligations with Greystone associated with our Titan Electronics subsidiary, we remain obligated to Greystone for the outstanding indebtedness should Time Sensitive Circuits be unable to satisfy the outstanding obligations to Greystone. The obligations to Greystone are secured by cash, inventory, accounts receivable and fixed assets among other valuable assets. The outstanding obligation to Greystone as of August 31, 2008 by Time Sensitive Circuits was approximately $1,100. We have not recorded any liabilities associated with the aforementioned guaranty as of August 31, 2008

SEASONALITY

Our energy experiences substantial seasonality due to customer activity behaviors during different seasons; in general, sales and operating income are highest in our third and fourth fiscal quarters which occur in the spring and summer months. Our lowest activity months are during the winter months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Titan Global Holdings, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheet of Titan Global Holdings, Inc. and subsidiaries as of August 31, 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Global Holdings, Inc. and subsidiaries as of August 31, 2008, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Skoda Minotti
Mayfield Village, Ohio
December 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Titan Global Holdings, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheet of Titan Global Holdings, Inc. as of August 31, 2007, and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year ended August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Titan Global Holdings, Inc. as of August 31, 2007, and the consolidated results of their operations and their cash flows for the year ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective September 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ KBA GROUP LLP
Dallas, Texas
November 29, 2007

Titan Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except common stock share data)

	August 31,	August 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,379	$4
Restricted cash and short-term investments	620	-
Accounts receivable, (less allowance for doubtful accounts of $109 and $0, respectively)	6,966	-
Inventory	10,910	-
Prepaid expenses and other current assets	1,062	1,392
Assets of discontinued operations, current	5,583	18,327
Total current assets	27,520	19,723

Equipment and improvements, net	10,512	74
Definite-lived intangible assets, net	584	-
Goodwill and indefinite-lived intangible assets	9,277	-
Capitalized loan fees, net	561	-
Other assets	9	-
Assets of discontinued operations, non-current	1,529	26,619
Total assets	$49,992	$46,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$18,016	$256
Accrued liabilities	4,990	541
Related party - notes payable	2,791	-
Short-term notes payable	8	-
Current portion of long-term debt	1,020	-
Loss in excess of investment in subsidiary	12,992	-
Liabilities of discontinued operations, current	25,679	38,676
Total current liabilities	65,496	39,473

Lines of credit	12,393	-
Long-term debt, net of discount of $4,090 and $0, respectively	4,865	-
Long-term derivative liabilities	3,181	-
Other long-term liabilities	1,901	-
Liabilities of discontinued operations, non-current	35,722	37,091
Total liabilities	123,558	76,564
Stockholders' deficit:
Common stock-$0.001 par value; 950,000,000 shares authorized; 54,754,809 and 50,244,378 shares issued; 53,430,652 and 49,157,071 outstanding, respectively	55	50
Additional paid-in capital	30,800	21,968
Accumulated deficit	(102,707)	(50,700)
Treasury stock, at cost, 1,324,157 and 1,087,307 shares, respectively	(1,714)	(1,466)
Total stockholders' deficit	(73,566)	(30,148)
Total liabilities and stockholders' deficit	$49,992	$46,416

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the Years Ended August 31,
	8/31/2008	8/31/2007

Sales - Energy division	$417,879	$-
Sales - Communications division	451	-
Total sales	418,330	-

Cost of sales - Energy division	393,417	-
Cost of sales - Communications division	413	-
Total cost of sales	393,830	-

Gross margin	24,500	-

Operating expenses:
Sales and marketing	124	1
General and administrative expenses	28,143	4,839
Bad debt expense	167	-
Amortization of intangibles	316	-

Loss from continuing operations	(4,250)	(4,840)

Other income (expenses):
Other expense	(397)	-
Interest expense	(3,528)	(15)
Loss on disposal of assets	(227)	-
Gain on value of derivative instruments	1,791	-

Loss from continuing operations before income taxes	(6,611)	(4,855)
Provision for income taxes	-	-

Loss from continuing operations	(6,611)	(4,855)
Loss from discontinued operations	(45,396)	(18,893)

Net loss	(52,007)	(23,748)

Accrual of preferred stock dividend	(135)	(135)
Net loss applicable to common stockholders	$(52,142)	$(23,883)

Net loss applicable to common stockholders per share:
Basic and diluted
Continuing operations	$(0.13)	$(0.10)
Discontinued operations	(0.86)	(0.39)
Net loss	$(0.99)	$(0.49)

Number of weighted-average common shares outstanding:
Basic	52,736,849	49,104,711
Diluted	52,736,849	49,104,711

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Consolidated Statements of Stockholders' Deficit
For the years ended August 31,
(In thousands, except share amounts)

	Common Stock		Additional			Total
		at Par	Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Stock	Deficit
Balance, August 31, 2006	49,114,052	$49	$18,621	$(26,952)	$-	$(8,282)
Issuance of common stock with debt agreements	765,000	1	772	-	-	773
Issuance of common stock to CEO as compensation	500,000	-	305	-	-	305
Repurchase and cancellation of Laurus Shares (see Note 9)	(1,250,000)	(1)	(1,262)	-	-	(1,263)
Stock-based compensation	-	-	797	-	-	797
Stock options exercised	50,000	-	40	-	-	40
Repurchase of treasury shares	-	-	-	-	(1,466)	(1,466)
Conversion of debt to common stock	1,065,326	1	2,003	-	-	2,004
Common stock warrants issued for services	-	-	827	-	-	827
Preferred stock dividends accrued	-	-	(135)	-	-	(135)
Net loss	-	-	-	(23,748)	-	(23,748)
Balance, August 31, 2007	50,244,378	50	21,968	(50,700)	(1,466)	(30,148)
Issuance of common stock with debt agreements	2,000,000	2	3,998	-	-	4,000
Issuance of common stock as part of equity raise	2,500,000	3	4,997	-	-	5,000
Exercise of 20,000 warrants	10,431	-	-	-	-	-
Stock-based compensation	-	-	(28)	-	-	(28)
Repurchase of treasury shares	-	-	-	-	(248)	(248)
Preferred stock dividends accrued	-	-	(135)	-	-	(135)
Net loss	-	-	-	(52,007)	-	(52,007)
Balance, August 31, 2008	54,754,809	$55	$30,800	$(102,707)	$(1,714)	$(73,566)

The accompanying notes form an integral part of the consolidated financial statements.

Titan Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended August 31,
	8/31/2008	8/31/2007
Cash flows from operating activities:
Net loss from continuing operations	$(6,611)	$(4,855)
Adjustments to reconcile net loss to net cash (used in) generated by operating activities:
Depreciation	2,474	-
Bad debt	109	-
Loss on disposal of assets	227	-
Non-cash compensation	(28)	-
Non-cash asset retirement obligation accretion expense	78	-
Non-cash interest expense	1,456	-
Amortization of debt discounts and bank fees	214	-
Amortization of intangibles	316	-
Gain on fair value of derivative liabilities	(1,791)	-
Warrants issued for services	-	827
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,530)	-
Inventory	(3,022)	-
Prepaid expenses and other current assets	1,095	(1,388)
Other assets	13	-
Accounts payable and accrued liabilities	5,029	798
Other liabilities	(47)	-
Total adjustments	4,593	237
Net cash used in operating activities of continuing operations	(2,018)	(4,618)
Net cash (used in ) generated by operating activities of discontinued operations	(3,265)	13,902
Net cash (used in) generated by operating activities	(5,283)	9,284

Cash flows from investing activities:
Equipment and improvements expenditures	(479)	(74)
Cash provided (used) by restricted investment to collateralize obligation	(620)	-
Cash paid to sellers of Appco	(30,000)	-
Cash provided by acquisitions	3,627	-
Net cash used in investing activities of continuing operations	(27,472)	(74)
Net cash provided by (used in) investing activities of discontinued operations	392	(509)
Net cash used in investing activities	(27,080)	(583)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	-
Proceeds from sale leaseback transaction	15,000	-
Proceeds from related party notes	2,791	-
Proceeds from issuance of long-term debt	8,598	-
Proceeds from lines of credit, net of repayments	13,897	-
Payments on long-term debt	(11,829)	-
Common stock options exercised	-	40
Capitalized loan fees	(775)	-
Purchase of treasury stock	(248)	(1,466)
Net cash provided by (used in) financing activities of continuing operations	32,434	(1,426)
Net cash provided by (used in) financing activities of discontinued operations	1,966	(7,486)
Net cash provided by (used in) financing activities	34,400	(8,912)

Titan Global Holdings, Inc.
Consolidated Statements of Cash Flows Continued
(In thousands)

	For the Years Ended August 31,
	8/31/2008	8/31/2007

Net increase (decrease) in cash and cash equivalents	$2,037	$(211)
Cash and cash equivalents at beginning of period including cash of discontinued operations	1,190	1,401

Cash and cash equivalents at end of period including cash of discontinued operations	$3,227	$1,190

Cash and cash equivalents at end of period of discontinued operations	$848	$1,186

Cash and cash equivalents at end of period of continuing operations	$2,379	$4

Supplemental disclosures of cash flow information:
Interest Paid	$1,994	$-
Income Tax Paid	$-	$-

Non-cash activities:
Issuance of redeemable preferred stock for acquisition of note receivable	$7,245	$-
Net assets acquired through asset purchase agreement	$-	$3,401
Equipment purchased through short-term note payable	$-	$114
Issuance of common stock for acquisition of note receivable	$4,000	$-
Issuance of common stock with debt agreements	$-	$773
Issuance of common stock to Chief Executive Officer	$-	$305
Issuance of common stock in connection upon conversion of debt	$-	$2,004
Property transferred in sale leaseback transaction	$15,000	$-

The accompanying notes form an integral part of the consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share amounts)

1. Nature of Business

Organization:

The Company was formed on March 1, 1985 as a Utah corporation. In August, 2002, the Company acquired Titan Electronics, Inc. f//k/a Titan PCB West, Inc. in a merger transaction with a subsidiary of the Company. Prior to this merger, the Company had no active business operations. On November 4, 2005, the name of the corporation was changed from Ventures-National Incorporated to its present name.

Nature of Operations:

The Company currently operates in two market segments - (i) energy through our Titan Global Energy group and (ii) Titan Communications through our Titan Communications group.

Energy Segment

The Company, through its Appalachian Oil Company (“Appco”) subsidiary is a petroleum distributor in the Southeastern United States. The operations include retail convenience stores and wholesale petroleum distribution. As of August 31, 2008, the retail division operated 58 convenience store locations in Tennessee, Kentucky, and Virginia, offering merchandise, food service, motor fuel and other services and the wholesale petroleum distribution division provided liquid motor fuel products for approximately 170 accounts located in Tennessee, Kentucky, Virginia and North Carolina. We believe Appco’s retail/wholesale business model, scale, and merchandise offerings, combined with selected acquisition opportunities, position Appco for ongoing growth in sales and higher margins. Appco is expanding the offerings of biofuels products such as E10 (90% petroleum, 10% ethanol), E85 (15% petroleum and 85% ethanol) and biodiesel to create a pre-eminent integrated distribution model leveraging renewable energy sources.

Communications Segment

The Company, through its Planet Direct (f/k/a Pinless, Inc.) subsidiary, provides prepaid international phone cards, and prior to February 2008, its Oblio Telecom (“Oblio”), Titan Wireless and StartTalk subsidiaries, provided prepaid international phone cards and prepaid wireless services. The communications division creates and distributes prepaid offerings that provide first and second generation Americans efficient means to complete international calls. These prepaid communications products are sold directly to wholesale distributors.

In December 2007, the Company’s communications division experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While management is vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of the Company’s communication’s division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such the Company evaluated the division’s goodwill and other intangible assets for impairment based on changes in the business model. Based on the determination of management, the Company impaired all of the goodwill and certain intangible assets of Oblio as of November 30, 2007.

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

The business strategy of the communications division is to re-establish the Company in the prepaid international calling card distribution business. We are establishing relationships with international telecommunications providers to distribute prepaid calling cards in the United States. Our focus is on the distribution segment of the business not involving providing inbound or outbound termination or end user customer service. We are focusing our efforts on contracting with foreign carriers in the destination country of our end users. We are developing a new distribution network that ultimately serves independently owned and operated convenience stores through a network of distributors. The vast majority of prepaid international calling cards are distributed through this distribution channel. We are currently operating this segment of our business through Planet Direct Inc.

Liquidity:

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facilities. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of August 31, 2008, we had a total of $2,379 in unrestricted cash and cash equivalents. As of August 31, 2008, we also had restricted cash and cash equivalents and short-term investments of $620 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

We currently intend to seek opportunities to acquire strategic assets that will enhance our holdings in our energy division. More specifically, the acquisition of Crescent Fuels, Inc. effective October 1, 2008, increases the Company’s aggregate lines of credit with fuel suppliers and unencumbered asset base. Increased lines of credit with fuel suppliers decrease our reliance on financing our working capital needs through our asset based revolving credit facilities. Increasing unencumbered assets creates more borrowing capacity under our revolving credit facilities. The combination of these two factors increases the Company’s liquidity and financing options and lowers our borrowing costs. We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial.

2. Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions have been eliminated.

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

The Company recognizes sales of petroleum and other items when the title passes to the customer. We recognize the amounts earned from sales to wholesale customers as revenues, net of sales or excise tax. Shipping and handling costs charged to customers are included in our sales.

In the communications division, we recognize sales upon the activation of our prepaid calling cards by our customers. We provide our customers with a limited right of return. We record net sales as gross sales less an allowance for returns. At August 31, 2008, we had a $0 allowance for sales returns. Actual returns may differ materially from our estimates and revisions to the allowance may be required from time to time.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents and consist primarily of interest-bearing bank accounts.

Accounts Receivable

The Company’s accounts receivable are due from a variety of customers. Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are generally due between 7 to 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company performs ongoing credit evaluation of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. The Company determines its allowance by considering a number of factors, including the length of time accounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible. At August 31, 2008, the Company provided an allowance for doubtful accounts totaling $109.

Asset Retirement Obligation

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset. The Company’s asset retirement obligations (“ARO”) relate primarily to the future shutdown of fuel storage tanks.

The Company has adopted the provisions of SFAS 143 to record the ARO that could be incurred upon the future closure of facilities. Accretion of the ARO on properties from which production has commenced has been calculated using the estimated life of the facility. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. At August 31, 2008, the Company has recorded a liability of $1,401 related to ARO.

Concentration of Credit Risk

The Company generally extends credit to its customers and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and considers the following factors when determining collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer’s financial condition. If the financial condition of a customer were to deteriorate, adversely affecting its ability to make payments, an allowance would be required. In the Titan Energy group two customers comprise approximately 18% of 2008 total sales. In the Company’s communications group there are no individual customers that comprise a significant amount of total sales.

Universal Service Fund Fees Recoverable

Under FCC regulations, certain providers of telecommunication services are required to submit Universal Service Fund Fees (USF). In fiscal year 2006, the Company determined that a majority of the telecommunication services it had previously provided were exempt from USF based on the limited international revenue exemption rule (LIRE). Under the LIRE, a telecommunications carrier whose revenue from international services exceeds its revenue from United States long distance services by a ratio of 88% to 12% is exempt from liability for USF charges on the international revenue amount. The Company has reached an agreement with one of its wholesale suppliers that telecommunication services previously reported by the wholesale supplier will be reported by Oblio and therefore subject to the aforementioned exemption. A corresponding receivable has been established by the Company for the recovery of USF pursuant to that agreement. As of August 31, 2007, the Company received $2,618 in invoice credits to reduce the receivable due from the wholesale supplier. At November 30, 2007, Oblio determined that no further USF credits were recoverable and wrote off the remaining $1,402 of USF recoverable to cost of sales. The loss is included in the discontinued operations results for the year ended August 31, 2008.

Federal Excise Tax Recoverable

In May 2006, the United States Treasury Department formally conceded the legal dispute over federal excise taxes on long distance telephone service. Accordingly, the Internal Revenue Service (“IRS”) will process principal and interest refunds for all Federal Excise Taxes (FET) paid for long distance services during the previous three years. During fiscal year 2006, the Company established a receivable for FET amounts that had historically been included in the cost of sales as reported in historical financial statements. In fiscal year 2007, the Company filed the appropriate request for the FET refund with the IRS and received $3,865 in refunds from the IRS on June 6, 2007. At August 31, 2008, the Company has no receivable recorded related to FET recoverable.

Inventories

In our energy division, liquid fuel and all other inventories are valued at the lower of cost, using the FIFO method, or market.

In our communications division, our policy is to value activated prepaid international cards at the lower of cost or market.

Equipment and Improvements

Equipment and improvements are carried at cost less depreciation and amortization which is provided using the straight-line method.

The estimated service lives of equipment and improvements are as follows:

Automobiles	3- 10 years
Computer equipment	3 years
Leasehold improvements	Lesser of useful life or remaining life of lease
Office equipment	3-10 years
Software	3 years
Production equipment	5-10 years

Depreciable assets acquired through an asset or stock purchase agreement are depreciated over their remaining useful life from the date of the asset or stock purchase agreement based on the respective assets purchase date and or the date the asset was initially placed in service.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews intangibles for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires management to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded in the fiscal year ended August 31, 2007. In the year ended August 31, 2008, management committed to a plan to dispose of certain assets and liabilities of its Communications, Electronic Homeland Security and Global Brands divisions and consequently recognized an impairment loss of $33,062 related to intangible assets in these divisions.

Subsequent to November 30, 2007, the Company’s communications division experienced a significant decrease in sales and collections of outstanding accounts receivable. Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders. While the Company is vigorously pursuing legal action against many of these customers, the extended collection process significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of the Company’s communication division. These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as Oblio in the prepaid international long distance market. As such, the Company evaluated the division’s goodwill and other intangible assets for impairment based on changes in the business model. Based on the determination of management, the Company fully impaired the goodwill and all of the intangible assets of Oblio in the amount of $14,572 with the exception of the trade names as of November 30, 2007. In the fourth quarter of fiscal year ended August 31, 2008, management impaired the remaining trade names intangible balance of $3,351 associated with Oblio and committed to a plan to dispose of certain assets and liabilities of Oblio.

Simultaneously, the Company determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary, Titan Wireless RM, Inc., due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company evaluated goodwill and other assets for impairment based on changes in its business model. Accordingly, the Company incurred an impairment charge for $14,572 of goodwill and intangible assets related to the Oblio and Titan Wireless as of November 30, 2007 and committed to plan to discontinue operations as of August 31, 2008.

In connection with the formation of our global brands division and related acquisition of USA Detergents on October 16, 2007, goodwill in the amount of $6,569 was established as of the acquisition date as part of the purchase price allocation. During the due diligence phase of the acquisition of USAD and prior to acquisition, the Company made certain assumptions regarding the working capital necessary to revitalize the core business of USAD. During the execution phase of the post-acquisition reorganization plan, the Company was unable to successfully negotiate work-out payment plans with key suppliers. The Company reevaluated the working capital requirements of this subsidiary and determined it was not feasible to fund the operations of USAD. As such, management determined to cease operations in its current structure. Accordingly, the Company incurred an impairment charge for $6,569 of goodwill related to the USA Detergents acquisition as of November 30, 2007. As of June 9, 2008, USAD was de-consolidated. See additional information in Note 19.

In August 2008, the Company ceased operations of its Titan Nexus subsidiary and began an orderly liquidation of the Titan Nexus assets including inventory and equipment in addition to collecting outstanding accounts receivable. The operations of Titan Nexus which were previously included in our electronics and homeland security division have been classified as discontinued operations as of and for the period ending August 31, 2008. As such, we incurred an impairment charge for all of the goodwill recorded at our Titan Nexus subsidiary totaling $8,571 as of August 31, 2008.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded in the fiscal year ended August 31, 2007. The Company recognized a long-lived asset impairment loss of $17,922 in the fiscal year ended August 31, 2008 related to its Communications division. In the year ended August 31, 2008, management committed to plan to dispose of certain assets and liabilities of this division.

Advertising

The Company expenses advertising costs when incurred. Advertising expense totaled $124 and $1 for the years ended August 31, 2008, and 2007, respectively. Advertising expense in discontinued operations totaled $138 and $116 for the years ended August 31, 2008, and 2007, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent upon generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adopted FIN 48 effective September 1, 2007. The adoption of this pronouncement did not have a material impact on the Company’s result of operations or financial condition.

Loss in excess of investment in USAD

Under Accounting Research Bulletin No. 51 (“ARB No. 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, we deconsolidated USAD as of June 12, 2008, eliminating all future operations from the financial results of operations. Therefore, in accordance with ARB No. 51, we follow the cost method of accounting to record the interest in USAD, our wholly owned subsidiary which declared bankruptcy on June 12, 2008. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when the Company is discharged from the bankruptcy, at which time, any loss in excess of the investment in subsidiary can be recognized into income as discussed below. As a result of the deconsolidation, The Company had a negative basis in its investment in USAD because the subsidiary generated significant losses in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary” is reflected as a single amount on the audited consolidated statement of financial condition as a $12,992 liability as of August 31, 2008. This balance was comprised of a negative investment in USAD. Since USAD results are no longer consolidated and management believes that it is not probable that it will be obligated to fund future operating losses at USAD, any adjustments reflected in USAD financial statements subsequent to June 12, 2008 are not expected to affect the results of operations of the Company. The reversal of our liability into income will occur when either USAD bankruptcy is discharged and the amount of the Company’s remaining investment in USAD is determined or we reach a final settlement in the Bankruptcy Court related to any claims against the Company. The Company will continue to evaluate our cost method investment in USAD quarterly to review the reasonableness of the liability balance.

Stock Based Compensation

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

Segment Reporting

Based on a number of factors, including differences in products and services, regulatory environment, customers and the Company's integration and management strategies, the Company determined that it operated in two distinct business segments (see a detailed schedule in Note 20 Segment Reporting).

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which is effective for fiscal year ends beginning after November 15, 2007. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Company is in the process of evaluating the impact on its financial position, cash flows, and results of operations.

 In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB No. 115” (“FAS 159”). This Statement permits entities to choose to measure eligible financial instruments and other items at fair value and is effective for fiscal years beginning on or after November 15, 2007. The Company is in the process of evaluating the impact on its financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not yet evaluated the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), ("Business Combinations") of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed (including contingent payments); requires expensing of all costs incurred in the transaction; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating FSP 142-3, and has not yet determined its potential impact on its future results of operations or financial position.

3. Acquisitions and Divestitures

Acquisition of Appalachian Oil Company

The Company formed Titan Global Energy Group to acquire and manage complementary energy sector assets. On September 17, 2007, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Appalachian Oil Company, Inc. (“Appco”), a corporation formed under the laws of Tennessee, from the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. The Company’s results of operations include Appco’s results from the purchase date. The purchase price paid for the shares under the Appco stock purchase agreement, as amended, was $30,000 in cash, of which $1,000 will be escrowed for 18 months following the closing of the acquisition in order to secure the Company’s potential claims against the Appco sellers for any breach of their representations, warranties and covenants under the stock purchase agreement. In addition, the Company incurred $1,947 in closing costs related to the acquisition.

Appco is headquartered in Blountville, Tennessee and is primarily engaged in the distribution of petroleum fuels in eastern Tennessee, southwestern Virginia, eastern Kentucky, western North Carolina and southern West Virginia and in the operation of retail convenience stores in some of those regions. Appco is a part of the Titan Global Energy division.

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

Proforma Operating Results

Unaudited proforma operating results for the Company, assuming the acquisition of Appco occurred as of September 1, 2006, the beginning of fiscal year 2007, is presented below.

2007
Net sales	$530,285
Net earnings (loss) applicable to common stockholders	(29,456)
Net earnings (loss) applicable to common stockholders per share:
Basic earnings (loss) per common share	$(0.59)
Diluted earnings (loss) per common share	$(0.65)

Sale and Leaseback of Real Estate

Immediately following the closing of the acquisition of Appco on September 17, 2007, Appco and its wholly-owned subsidiary Appco-KY, Inc. (“Appco-KY”) entered into a purchase and sale agreement with YA Landholdings, LLC and YA Landholdings 7, LLC pursuant to which Appco and Appco-KY sold certain property located in Kentucky, Tennessee and Virginia for $15,000 in cash. The proceeds were utilized to fund a portion of the acquisition cost of Appco. Certain properties were then leased back to Appco by YA Landholdings, LLC for a term of 20 years pursuant to the terms of a Land and Building Lease Agreement. The Land and Building Lease Agreement also contains four (4) five (5) year options to extend the term of the lease to a maximum of 40 years. The annual lease payments during each of the first five years of the term of the lease are $1,650 and the leases qualify for treatment as operating leases. There was no gain or loss recorded associated with this transaction.

Acquisition of USA Detergents

The Company formed Titan Global Brands Division to integrate, protect and expand brand management capabilities and to identify and purchase other consumer product brands that can leverage and optimize growth from the Company's distribution channels. On October 16, 2007, the Company exercised its option to acquire 80% of the issued and outstanding capital of USA Detergents, Inc. (“USAD”) in exchange for one dollar pursuant to the Stock Purchase Agreement dated July 30, 2007 by and among the Company, USAD and USAD Metro Holdings, LLC, as amended. The Company’s discontinued operations include USAD’s results from the date the Company exercised its option through June 9, 2008. See additional discussion in Note 19.

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

Effective June 9, 2008, the Company’s USAD subsidiary’s asset were seized by the Bankruptcy Court as a result of an involuntary Chapter 7 bankruptcy petition filed by several of USAD’s creditors. As such, the operations of USAD have been deconsolidated from the operating results of the Company as of June 9, 2008.

Acquisition of Secured Convertible Debt of Nexus Nano Electronics and Subsequent Surrender of Assets

On November 2, 2007, Titan Nexus, Inc. (“Titan Nexus”), a subsidiary of Titan Electronics and an indirect subsidiary of the Company, entered into a limited recourse assignment (the “Assignment”) with YA Global Investments, L.P. (“YA Global”). Pursuant to the Assignment, Titan Nexus was assigned all rights, title and interest to YA Global’s secured convertible debt position in Nexus Nano Electronics, Inc. (“Nexus Nano”), in the aggregate amount of $11,245, including principal and interest. The obligations are secured by all of Nexus Nano’s assets.

In consideration for the Assignment (i) the Company issued YA Global 2,000,000 shares of common stock, valued at $2.00 per share, the price of the stock at the time of the closing, and (ii) Titan Electronics, a direct subsidiary of the Company, issued YA Global 103,503 shares of Titan Electronics series A convertible preferred stock valued at $7,245.

On November 5, 2007, the Company formed Titan Electronics Group (“Titan EG”). Titan Nexus, along with the Company’s legacy subsidiaries, Titan East and Titan Electronics comprise Titan EG all of which are included as discontinued operations.

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

In August 2008, the Company ceased operations of its Titan Nexus subsidiary and began an orderly liquidation of the Titan Nexus assets including inventory and equipment in addition to collecting outstanding accounts receivable. The operations of Titan Nexus which were previously included in our electronics and homeland security division have been classified as discontinued operations as of and for the period ending August 31, 2008. As such, we incurred an impairment charge for all of the goodwill recorded at our Titan Nexus subsidiary totaling $8,571 as of August 31, 2008.

Acquisition of Assets in Global Brands Segment via a Secured Party Transfer of Global Brand Marketing, Inc. Collateral from Greystone

On December 14, 2007, the Company formed Titan Apparel, Inc. (“TAPP”) and acquired the collateral of Global Brand Marketing Inc. (“GBMI”), a California Corporation, through a Secured Party Bill of Transfer with Greystone. The purchase price of the collateral was $7,961 and was financed through a Loan and Security Agreement with Greystone. The Company’s results of operations for the year ended August 31, 2008 include TAPP’s results from the date of formation to the end of the reporting period and are included in discontinued operations.

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

In August 2008, the Company discontinued the operations of its Titan Apparel subsidiary and began the orderly liquidation of the inventory and fixed assets in addition to collecting the outstanding accounts receivable. The operations of Titan Apparel were previously included in our Global Brands division and have been classified as discontinued as of and for the period ending August 31, 2008.

Divestiture of CDMA Wireless Assets

On January 25, 2008, the Company’s subsidiary, Titan Wireless RM, Inc., completed a sale of certain assets for $1,000 and the assumption of certain liabilities to Boomerang Wireless, Inc. The Company received a Promissory Note from Boomerang for $1,000 bearing interest at the prime interest rate plus four percent and the note is fully reserved as of the date of acquisition. A reserve was established for the note based on the poor credit worthiness of Boomerang and its lack of stable financing. The Promissory Note is to be paid to the Company in four annual installments with interest in arrears beginning on December 31, 2008. The Company has obtained UCC-1 security interests in the accounts receivable, inventory, equipment and other assets of Boomerang as collateral to the Promissory Note. Boomerang also assumed certain liabilities of Titan Wireless RM, Inc. as additional consideration to the Company. The Company retained its accounts receivable and retained its legacy wireless brand names Bravo Cellular and Picante Movil. The Company recorded a gain on disposal of assets of $2,030 as a result of the transaction as liabilities assumed by the buyer were greater than the carrying value of assets divested. In August 2008, the Company evaluated its communications division and determined to classify the operations of Oblio Telecom, StartTalk and Titan Wireless as discontinued.

Titan East Inc. f/k/a Titan PCB East Asset Purchase Agreement

On May 20, 2008, the Company entered into an Asset Purchase Agreement with Denis McCarthy dba Time Sensitive Circuits, a management led buy-out team (“TSC”), to sell substantially all of the assets of the Company’s Titan PCB East subsidiary. The agreement calls for the assumption by TSC of Titan PCB East’s debt with Greystone and certain other liabilities. Effective August 1, 2008, the Company entered into an asset purchase agreement with a management led buyout team for substantially all of the assets of our printed circuit board manufacturing facility located in Amesbury, Massachusetts held by Titan East, Inc f/k/a Titan PCB East, Inc. and which was part of our electronics and homeland security division. The operations of Titan East, Inc. f/k/a Titan PCB East have been classified as discontinued operations.

In addition, our lender, Greystone, consented to the asset purchase agreement pending TSC’s closing a loan and security agreement with Greystone or refinancing the loan with a third party lender. Until such time as TSC closes and or refinances all outstanding obligations with Greystone associated with our Titan East Inc. f/k/a Titan PCB East subsidiary, we remain obligated to Greystone for the outstanding indebtedness should TSC be unable to satisfy the outstanding obligations to Greystone. The obligations to Greystone are secured by cash, inventory, accounts receivable and fixed assets among other valuable assets. The outstanding obligation to Greystone as of August 31, 2008 by TSC was approximately $1,100. We have not recorded any liabilities associated with the aforementioned guaranty as of August 31, 2008.

Acquisition of Assets from Ready Mobile, LLC

On May 11, 2007, the Company through its subsidiary Titan Wireless acquired certain assets of Ready Mobile, LLC. Ready Mobile is in the business of creating, marketing, and distributing prepaid telephone products for the wireless markets. Titan Wireless acquired these assets to expand its wireless footprint into the convenient store market. Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay consideration equal to 55% of earnings before interest, depreciation, taxes, and amortization (EBITDA) for the first 36 months subsequent to the closing, payable monthly in arrears. The EBITDA calculation is based on revenue from the acquired distribution channels offset by a formula based expense structure. As of August 31, 2007, the Company estimated the total consideration to be paid of $3,401 which was recorded as debt.

The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Current assets	$446
Tangible assets acquired	253
Intangible assets acquired
Existing Subscribers	384
Contracts for retail locations	551
Trade names	1,224
Goodwill	989
Total assets acquired	3,847
Liabilities assumed	(446)
Net assets acquired	$3,401

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

The assets of Ready Mobile were acquired in the third quarter of fiscal year 2007. The pro-forma information is shown below as if the asset purchase occurred on September 1, 2005 (unaudited):

08/31/2007
Revenues	$116,327

Net loss applicable to common shareholders	$(27,920)

Net loss applicable to common shareholders per share:
basic and diluted:	$(0.57)

The Company determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc, due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company impaired $3,148 of the goodwill and intangible assets related to Ready Mobile asset purchase as of November 30, 2007. This impairment was offset by a reduction of the Deferred Purchase Consideration to $267 as of November 30, 2007. Furthermore, as the remaining assets associated with the wireless operations were sold on January 25, 2008, (see additional discussion in Note 2), the accrual for deferred purchase consideration was reduced to $0 as of January 25, 2008. The Ready Mobile transactions are included in the Telecommunications discontinued operations.

Titan Electronics, Inc. Asset Purchase Agreement

Effective July 18, 2008, the Company entered into an asset purchase agreement with Sunrise Electronics, Inc. to sell substantially all of the assets of Titan Electronics, Inc.’s printed circuit board manufacturing facility located in Fremont, California and which were previously included in our electronics and homeland security division. The operations of Titan Electronics, Inc. have been classified as discontinued operations.

4. Loss per Common Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the total number of common and common equivalent shares outstanding during the period. During the period when they would be anti-dilutive, common stock equivalents (which during the year ended August 31, 2008 consisted of employee options/warrants to purchase 1,094,167 common shares, warrants to purchase 14,396,667 common shares, and preferred stock convertible into 3,252,238 common shares and during the year ended August 31, 2007 consisted of employee options/warrants to purchase 1,582,500 common shares, warrants to purchase 10,700,000 common shares, and preferred stock convertible into 3,162,000 common shares) are not considered in the computations as they are anti-dilutive.

5. Inventories

Inventories in continuing operations as of August 31, 2008 consist primarily of finished goods. There were no inventories in continuing operations at August 31, 2007.

6. Equipment and Improvements

A summary of equipment and improvements as of August 31:

	2008	2007
Automobiles	$25	$-
Computer equipment	79	-
Leasehold improvements	4,194	-
Office equipment	207	-
Production equipment	8,578	-
Software	230	74
Other	4	-
Total	13,317	74
Less accumulated depreciation	(2,805)	-
Equipment and improvements, net	$10,512	$74

Depreciation expense in continuing operations for equipment, and improvements was $2,474 and $0 for the years ended August 31, 2008 and 2007, respectively. Depreciation expense in discontinued operations for equipment, and improvements was $1,335 and $838 for the years ended August 31, 2008 and 2007, respectively.

7. Definite Lived Amortizable Assets

A summary as of August 31, 2008 is as follows:

		Estimted useful
	2008	Life ( Years)
Supply agreement	$500	2
Non-compete	400	5
Total	900
Less accumulated amortization	(316)
Intangibles, net	$584

At August 31, 2007 there were no definite lived amortizable assets in continuing operations.

Amortization expense in continuing operations for intangible assets amounted to $316 and $0 for the years ended August 31, 2008 and 2007, respectively.

Amortization expense in discontinued operations for intangible assets amounted to $2,646 and $5,377 for the years ended August 31, 2008 and 2007, respectively.

Future annual amortization expense of intangible assets is expected to be as follows:

Amortization Expense
FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Thereafter	Total
$ 330	$90	$80	$80	$4	$-	$584

8. Accrued Liabilities

           A summary as of August 31, 2008 and 2007 is as follows:

	2008	2007
Compensation and benefits	331	412
Interest	666	-
Miscellaneous vendor payables and other	801	129
Payroll taxes	95	-
Wholesaler	2,134	-
Federal, state and local taxes	963	-
	$4,990	$541

9. Debt, Derivative Liabilities and Warrants

Debt and derivative liabilities are comprised of the following at August 31, 2008:

2008
Greystone term loans A&B, net of discount of $432	$2,523
YA Global Convertible Debentures, net of discount of $3,658	2,342
Greystone revolving notes	12,393
Long-term derivative liabilities	3,181
Total Long-Term Debt and Long-Term Derivative Liabilities	20,439
Greystone term loans A&B	1,020
Short-term notes payable	8
Total Debt and Derivative Liabilities	$21,467

Long-term debt consists of:

Issue	Expiration
Date	Date	Instrument	2008
09/17/2007	09/17/2012	$20,000 Secured Revolving Note	11,680
09/17/2007	09/17/2012	$5,200 Term Notes	3,975
09/17/2007	09/17/2010	$6,000 Convertible Debentures	6,000
12/14/2007	12/29/2009	$14,000 Secured Revolving Note	713
Total debt	22,368
Less discount from warrants and derivatives	(4,090)
Total carrying value of debt	18,278
Less current portion of long-term debt	(1,020)
Total long-term debt	$17,258

There were no debt or derivative liabilities at August 31, 2007 in continuing operations.

Titan Global Energy Division

On September 17, 2007, the Company acquired Appco. As part of the acquisition, the Company entered into a credit facility including a revolving line of credit in the maximum amount of $20,000 less the outstanding balance under Term Notes A, B and C under the Loan and Security Agreement dated as of December 29, 2006. The credit facility also includes term loans of up to $5,200. An aggregate of approximately $14,909 was advanced under the loan and credit facility related to the initial Appco acquisition. Advances will be based upon (i) 90% of eligible accounts receivable, and (ii) the sum of up to 45% of eligible convenience store inventory plus up to 75% of eligible fuel inventory. The borrower is required to have a minimum outstanding balance of $10,000. The revolving credit facility and the term loans bear interest at a rate of 1.5%, plus the prime interest rate. A loan servicing fee of .25% is payable each month based on the average daily outstanding balance outstanding under the revolving facility and the term loans. In the event of a termination of the facility, an early termination fee will be payable. Such fee equals 1% of the maximum revolving facility and the term loans if the termination occurs during the first year, which is reduced to 0.50% if termination occurs in the second year and 0.25% if terminated thereafter. The borrower will also be assessed credit accommodation fees of 2% of the face amount of the letter of credit for up to 60 days and 1% of the face amount of such letter of credit for each 30 day period thereafter. The loan and line of credit is due September 17, 2012.

The Company issued Greystone a warrant to purchase 500,000 shares of common stock at a price of $2.00 per share, exercisable for a period of five years. Titan is obligated to register the common stock underlying the warrant within six months of the closing or by March 17, 2008. As of December 1, 2008, the common stock underlying the warrant has not yet been registered. No penalties have been assessed by Greystone related to this obligation.

At August 31, 2008 the revolver had an outstanding balance of $11,680 and the term notes had a carrying value of $3,543 (net of discount of $432) and an excess availability and an excess available credit of $0 based on actual borrowing capacity. The interest rate on the revolver and term loans was 6.5% at August 31, 2008.

Discontinued Operations of Communications and Electronics and Homeland Security Division

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

The senior term loans bear interest at a rate of 6%, plus the prime interest rate, provided that such rate is reduced by .5% for each reduction of principal by $1,000. The senior term loans were initially to be paid off in 48 equal installments of $135 per month which will result in repayment of the principal. At August 31, 2008, the Term Loan A had an interest rate of 11% and Term Loan B had an interest rate of 10%.

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

On February 29, 2008, the Company entered into Amendment #11 with Greystone. The amendment expands the definition of eligible borrows under the loan and security agreement for the communications division to include newly formed entities.

On May 30, 2008, the Company entered into Amendment #12 with Greystone. In the amendment Greystone consented to the Company entry into an unsecured subordinated indebtedness with Mike Kadlec, at the time, the CEO of Titan Electronics Inc. who resigned as of July 18, 2008. In addition, the amendment specified the terms and conditions of term loan E for $300 with $25 per month amortization payments beginning July 1, 2008. Term loan E carries interest at prime plus 6%.

On June 9, 2008, the Company entered into Amendment #13 with Greystone. The amendment set the term loan D limit at $1,050 and established a 44 month amortization term for term loan D.

On October 13, 2008, the Company entered into Amendment #14 with Greystone. The amendment created a borrowing account sub-limit for the loans related to the Company’s Planet Direct subsidiary to $3,000, acknowledged the formation of our Global Wholesale International Inc subsidiary and defined what qualifies as an eligible account for borrowing base calculation purposes for Planet Direct.

As of August 31, 2008, Term Loans A and B are recorded at $2,629 and the revolver has a balance of $15,247 with an excess available credit of $0 based on actual borrowing capacity. Interest rates on the revolver were 3.5% on $11,830 and 6.5% on $3,417.

On March 5, 2008, Term Loan C’s outstanding balance of $5,000 was paid in full. Term Loan D has an outstanding balance of $778 and an interest rate of 11% as of August 31, 2008.

Debt Covenant Restrictions Related to Communications and Electronics and Homeland Security Debts

Maximum Cumulative Net Loss:	$1,000 on a cumulative basis for the period from September 1, 2006 through the end of the Term

Maximum Leverage Ratio:	Not applicable

Limitation on Purchase Money Security Interests:	$1,000

Limitation on Equipment Leases:	$1,000

Additional Financial Covenants:	None

The Company has met all covenant terms except the maximum cumulative net loss. The Company has received a written waiver from Greystone related to this covenant through August 31, 2009. No penalties have been assessed related to this violation.

Modification Agreement with Greystone Business Credit

In the fourth quarter of fiscal 2008, the Company entered into a modification agreement with Greystone. The agreement set forth (1) general terms and conditions of the structure a future working relationship concerning any assets that may become available from the Chapter 11 bankruptcy proceeding of USAD (2) a 36 month amortization schedule of the over advance attributable to the discontinued operations of Oblio Telecom (3) terms and conditions of the related party loan from the Crivello Group to our subsidiary, Titan Nexus (4) an outline of the working structure for the Planet Direct sub-limit portion of the Titan Loan Agreement (5) consent to transfer the ownership of certain parcels of real estate owned by Appco in partial satisfaction of indebtedness owed by the Company to the Crivello Group (6) modifications to the Appco monthly amortization schedule should the Company continue to be unable to obtain certain leasehold mortgages in favor of Greystone (7) terms and conditions of future merger transactions with our Titan Apparel subsidiary (8) conditions subject to additional loan facilities being made available to Titan Apparel and (9) an interest surcharge of 3.5% on any over advance with our Titan Apparel subsidiary.

Concurrent with the modification agreement with Greystone, our Chairman, David Marks and Frank Crivello executed a joint and severable limited recourse guaranty of $5,000 for the debts of the Company owed to Greystone. In addition, Farwell Equity Partners II, LLC a related party to David Marks and Frank Crivello executed a limited recourse guaranty for the debts of the Company owed to Greystone that is secured by 6,000,000 common shares of Marine Growth Ventures, Inc. common stock shares. The Farwell Equity Partners II pledge is limited to the pledged shares. The pledged Marine Growth Ventures, Inc. common shares are traded on the OTC bulletin board and were trading at $0.34 per share on November 28, 2008.

Seller-Financed Notes and Preferred Stock in Communications Division Discontinued Operations

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

On December 29, 2006, F&L agreed to amend the terms of Oblio Series A Preferred Stock originally issued to them as part of the Oblio acquisition. The provisions related to potential additional value of the preferred shares as a result of attainment of certain financial goals were eliminated and the stated value of the preferred stock was reduced from $9,000 to $4,500. The preferred stock agreement was modified as follows:
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

In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stock", the Company has classified this preferred stock as well as the accrued dividends as a long-term liability. Additionally, due to the potential variability of the Conversion Price as discussed above, the Company is required to record the embedded conversion feature of the Series A Preferred stock as a liability at fair value and to re-measure that value each reporting period with changes being charged to operations.

As of August 31, 2008, the Company has recorded $3,570 as debt related to the note and $4,878 related to the preferred stock (which includes $378 in accrued dividends). No dividend payments have been made as of November 28, 2008. The Series A Preferred Stock in included in the discontinued operations long-term liabilities at August 31, 2008 and 2007.

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

The note was issued with a beneficial conversion feature. At issuance, the note was recorded at $1,831 with an associated discount of $4,169. The discount will be amortized over the 36 month term of the note. At August 31, 2008, the note had a recorded balance of $2,342 with an associated discount of $3,658. No payments have been made and the Company has not been notified of any defaults.

Deferred Purchase Consideration in Communications Division Discontinued Operations

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

As discussed further in Note 19, the Company determined to cease the distribution of CDMA prepaid wireless handsets and the related airtime through its subsidiary Titan Wireless RM, Inc., due to the increasing capital requirements associated with the business model at Titan Wireless, the Company’s wireless operating subsidiary. As such, the Company impaired $3,148 in the goodwill and intangible assets related to Ready Mobile asset purchase as of November 30, 2007. This impairment was offset by a reduction of the Deferred Purchase Consideration to $267 as of November 30, 2007. Furthermore, as the remaining assets associated with the wireless operations were sold on January 25, 2008 (see additional discussion in Note 2) the accrual for deferred purchase consideration was reduced to $0 as of January 25, 2008.

Trilogy Capital Partners

On September 20, 2006, the Company entered into a letter of engagement with Trilogy Capital Partners, Inc. (“Trilogy”). The term of the engagement is for twelve months beginning on September 20, 2006 and terminable thereafter by either party upon 30 days prior written notice. Trilogy will provide marketing, financial public relations and investor relations services to the Company. The Company will pay Trilogy $13 per month and the Company issued warrants to purchase an aggregate of 2,450,000 shares of common stock of the Company, 1,225,000 of which are exercisable at a price of $1.00 per share and 1,225,000 of which are exercisable at a price of $1.50 per share. The warrants issued to Trilogy are exercisable upon issuance, expire on September 17, 2009, and are required to be registered with the Securities and Exchange Commission as part of the agreement.

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

On August 14, 2007, Cornell converted the outstanding amounts under the debentures to a $1,000 face value, $65 of accumulated interest, $1,024 of derivative liabilities on these instruments, and an $86 reduction related to the unamortized capitalized loan fees into 1,065,326 shares of common stock. The Company recorded the value of the freestanding derivative liability related to the previously issued 500,000 warrants of $100 and $747 as of August 31, 2008 and August 31, 2007, respectively.

Laurus Master Fund, LTD. In Electronics Group Discontinued Operations

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

On September 12, 2006, the Company and Laurus entered into a letter agreement pursuant to which Laurus agreed for a period of two years, commencing on September 12, 2006, that without prior written consent of the Company, Laurus will not sell any shares of common stock of the Company during a twenty two (22) day trading period by a number that exceeds twenty percent (20%) of the aggregate dollar trading volume of the common stock for the twenty two (22) day trading period immediately preceding and including the date of such proposed sales by Laurus. Such restriction, however, is not applicable to transfers in a private transaction, including as a bona fide gift or gifts, provided that the transferee thereof agrees to be bound in writing by the restrictions contained in the letter agreement. On September 12, 2006, the Company paid $.50 for an Option/Purchase to repurchase 1,250,000 shares for $.50 by December 31, 2006. The exercise of this option was subject to the repayment, on or before December 31, 2006, of all outstanding amounts owed by the Company to Laurus pursuant to the secured revolving note dated November 20, 2003, minimum borrowing note dated November 20, 2003, convertible term note dated March 30, 2004, and convertible term note dated November 20, 2003. On December 29, 2006 the Company exercised the option for the shares. The Company immediately cancelled these shares. The gain of $1,263 from the repurchase of these shares at a discount was accounted for as part of the debt extinguishment costs. This gain was calculated using the share trading price on December 29, 2006. The derivative liabilities on these instruments were removed as of the extinguishment date, which resulted in a gain of $1,480 that is included in gain on debt extinguishment for the year ended August 31, 2007.

Maturities of Long-Term Debt

A summary of the maturities of long-term debts at August 31, 2008 is shown in the table below:

Fiscal Year	YA Global	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2009	$-	$-	$1,020	$1,020
2010	-	713	1,020	1,733
2011	6,000	-	1,020	7,020
2012	-	-	915	915
2013	-	11,680	-	11,680
	$6,000	$12,393	$3,975	$22,368

There was no long-term debt in continuing operations at August 31, 2007.

Derivatives

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

At each reporting date, the Company estimates the fair values of all derivatives and changes in the fair value are charged to operations. For embedded and free-standing derivatives valued using the Black-Scholes option pricing model the following assumptions were used: (1) contractual term of 3 to 7 years; (2) volatility of 140%, (3) risk free interest rates between 2.85% and 4.17% and (4) dividend rate of 0%.

A summary of the embedded and freestanding derivative liabilities at August 31, 2008 is shown in the table below:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	2008
9/17/07	9/17/12	Long-term fair value of conversion feature of convertible debenture		$2,889
Long-term embedded derivatives				2,889

9/17/07	9/17/12	500,000 Warrants	$2.00	100
9/17/07	9/17/12	525,000 Warrants	$2.47	99
9/17/07	9/17/12	525,000 Warrants	$2.81	93
Total long-term free-standing derivatives				292

Total embedded and free-standing derivative liabilities				$3,181

There were no embedded and freestanding derivative liabilities in continuing operations at August 31, 2007

10. Gain or Loss on Extinguishment of Debts in Discontinued Operations

On December 29, 2006, the Company entered into a credit facility with Greystone as discussed in Note 9. The new credit facility with Greystone initially included a revolving line of credit in the maximum amount of $15,000 and also included term loans of up to $7,950 of which $6,484 was borrowed on the closing date. On February 14, 2007, the revolving line of credit increased to $18,000 and also provides for term loans of up to $7,608 in connection with Amendment #1. Certain of the proceeds of the new financing were used to repay the existing credit facilities of the Company with Laurus and CapitalSource. The Company also exercised an option previously granted by Laurus pursuant to which the Company canceled 1,250,000 shares of its outstanding common stock from Laurus in exchange for $1 upon repayment of all sums owed to Laurus. The repayment of the Laurus debt resulted in a $1,263 gain during the second quarter from the exercise of the option to purchase 1,250,000 shares and the cancellation of the shares and a $1,480 gain during second quarter from the removal of the derivative liabilities on these instruments. The gain related to the repurchase of the common shares was based on the fair value of the shares on the date of repurchase. The gain was recorded on February 28, 2007 and is included in the fiscal year 2007 results of discontinued operations. The repayment of the CapitalSource debt did not result in a gain or loss.

As discussed in Note 9, an amendment to the loan agreements on December 29, 2006 between the Company and F&L resulted, in part, in the stated value of the preferred stock being reduced from $9,000 to $4,500. F&L agreed to extend the maturity date of the Notes to March 31, 2009, and increase the interest rate to 5% per annum. The Company also issued 250,000 shares as a part of this transaction. In accordance with EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company concluded that the terms of the restructured debt were substantially different (greater than 10%) than the original debt terms and has treated the transaction as a debt extinguishment. The debt extinguishment was calculated by comparing the carrying value of the original debt instrument to the carrying value of the modified debt instrument. A resulting gain of $5,223 was recorded, which includes a reduction in the stated value of $4,500, a reduction in the accrued dividends of $176, and a reduction in the related derivative liability of $622. The gain was reduced by the write off of the remaining unamortized discount on the initial sellers’ loan of $75. The gain was recorded on February 28, 2007 in discontinued operations.

The Company has recorded a total gain of $7,966 for the year ended August 31, 2007 in discontinued operations.

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

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
05/09/07	05/31/07	90,500	$1.21	90,500	3,909,500
06/01/07	06/30/07	291,907	1.12	241,907	3,667,593
07/01/07	07/31/07	32,900	1.19	32,900	3,634,693
08/01/07	08/31/07	672,000	1.48	672,000	2,962,693
09/01/07	11/30/07	24,850	1.62	24,850	2,937,843
12/01/07	02/29/08	212,000	0.98	212,000	2,725,843
Total		1,324,157	$1.30	1,274,157

12. Litigation
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

ACE TECH CIRCUIT CO., LTD.
In or about September 2008, the Company was notified of a collections lawsuit filed by Ace Tech Circuit Co., Ltd. ("Ace Tech").  The lawsuit alleges the Company is the dba of its subsidiary Titan PCB West and Titan Electronics.  A motion to quash service of summons and complaint as to the Company has been filed.  Ace Tech is seeking approximately $459 for alleged failure to pay for delivered product. The Company has accrued $422 of the amounts alleged to be due in its accounts payable as of August 31, 2008 and is disputing the difference of $37.

ADVANCED SURFACE FINISHING
In July 2008, the Company's subsidiary Titan PCB West n/k/a Titan Electronics Inc. (“Titan Electronics”) was notified of a collections lawsuit and a writ of attachment granted to Advanced Surface Finishing ("AFS").  AFS is seeking approximately $143 from Titan PCB West for alleged failure to pay for delivered product. The Company has accrued $58 of the amounts alleged to be due in its accounts payable as of August 31, 2008 and is disputing the difference of $85.

ALLSTATE PRINTING & PACKAGING, INC
On March 25, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Allstate Printing & Packaging, Inc. (“Allstate”). Allstate is seeking $86 for alleged unpaid invoices for services rendered in Passaic County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at August 31, 2008.

AMERTEL COMMUNICATIONS, INC
On April 2, 2008, the Company’s subsidiaries, Oblio and Titan Wireless, were notified, via a process server, that it was being sued by Amertel Communications, Inc. (“Amertel”). Amertel is seeking $275 for alleged unpaid refunds for products purchased in the US District Court, MD. This action is currently pending. The Company disputes the amounts alleged to be due, and Management is unable to estimate the ultimate liability, if any, related to this claim at August 31, 2008.

ASIA TELECOM CORPORATION
On March 7, 2008, Oblio filed a lawsuit in Dallas County, Texas, against Asia Telecom Corporation (“Asia Telecom”) seeking to recover $753 for unpaid product. Asia Telecom filed a special appearance claiming that it does not have sufficient contacts with the State of Texas to warrant being sued in a Texas Court. On July 25, 2008, the district court denied Asia Telecom’s special appearance. We are now proceeding with pre-trial discovery against Asia Telecom.

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

Oblio has remitted $500 to AT&T in compliance with the Settlement Agreement as of May 31, 2008. Additionally, the Company has recorded $100 as a liability to AT&T as of August 31, 2008 for the remainder of the amounts due AT&T per the Settlement Agreement.

CLIFTON PREPAID COMMUNICATIONS CORP.
On August 21, 2007, Oblio filed suit against Clifton Prepaid Communications Corp., Clifton Pre-Paid Corp, and Aref Aref (collectively “Clifton”) for non-payment of invoices related to services rendered in the District Court, 199th Judicial District, Collin County, Texas. Oblio seeks $2,199 in payment plus pre-judgment interest, post judgment interest at the maximum lawful rate from July 30, 2007 until judgment at the rate of six percent per annum, and reasonable and necessary attorney fees and costs. Oblio also obtained Writs of Garnishment against Clifton’s funds on deposit with Bank of America, N.A. and J.P. Morgan Chase Bank. As a result of the Writs of Garnishment, Oblio trapped approximately $140 in Clifton’s bank accounts. Clifton has unsuccessfully attempted to dissolve the Writ of Garnishment. On September 22, 2008, the district court entered a final judgment against Clifton Prepaid Communications Corp. and Clifton Pre-Paid Corp. in the amount of approximately $2,500. The final judgment did not include Aref Aref because two weeks prior to trial, Aref Aref filed for personal bankruptcy in an effort to thwart Oblio’s collection efforts. On or about October 1, 2008, the district court entered judgment in the bankruptcy action directing Bank of America, N.A. and J.P. Morgan Chase Bank to release the garnished funds to Oblio.

As of August 31, 2008, the Company has fully reserved and allowed for the $2,199 in accounts receivable from Clifton less the amounts captured in the Writ of Garnishment.

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

FASTPRINT CIRCUIT TECHNOLOGIES
In August 2008, the Company was notified of a collections lawsuit filed by Fastprint Circuit Technologies (“Fastprint”).  Fastprint is in the process of amending its lawsuit to name the Company's subsidiary Titan Electronics as the defendant.  No specific demand has been made although Fastprint seeks damages for alleged failure to pay for delivered product.

F&L, LLP
On November 27, 2007, the Company was notified, via a process server, that it was being sued by F&L, LLP (“F&L”) in the District Court of Dallas County, Texas 160th Judicial District. F&L is seeking the Company to perform on its guarantee of notes payable from Oblio to F&L. Principal amounts due to F&L, LLP as of May 31, 2008 is $3,570. This action is currently pending. The Company has recorded the amounts due as a liability as of May 31, 2008. Oblio has also recorded accrued interest of $410 related to this obligation. On April 29, 2008, Greystone Funding, LLC intervened in the lawsuit seeking to stay the lawsuit as a result of F&L’s prior agreement to subordinate its debt and collection to the rights of Greystone Funding, LLC. A letter agreement staying F&L’s collection efforts has been executed between Titan Global Holdings, F&L, and Greystone Funding LLC. Pursuant to the letter agreement, this lawsuit has been dismissed without prejudice.

GEOTEL INTERNATIONAL, LC
On January 31, 2008, the Company’s subsidiary, Starttalk, was notified, via a process server, that it was being sued by Geotel International, LC (“Geotel”). Geotel is seeking $73 for alleged unpaid invoices for services rendered in Miami-Dade County: Circuit Court, FL. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at August 31, 2008.

HAWAII GLOBAL EXCHANGE, INC. AND TRANSPAC TELECOM, INC.
On December 21, 2007, the Company’s subsidiary Oblio, filed a lawsuit against Hawaii Global in 162nd Judicial District Court of Dallas County, Texas. Oblio sought to recover $1,319 for unpaid product. Hawaii Global then removed the lawsuit to the United States District Court for the Northern District of Texas. Hawaii Global then moved to dismiss the Texas lawsuit based upon lack of personal jurisdiction and in the alternative to transfer the Texas lawsuit to the United States District Court of Hawaii. The District Court denied Hawaii Global’s motion to dismiss and or transfer. On January 29, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Hawaii Global Exchange, Inc. and Transpac Telecom, Inc. (“Transpac”). Transpac is alleging violation of the Communications Act, breach of oral contract, promissory estoppel, and intentional interference with contractual relations and/or prospective economic advantage in US District Court, HI. Oblio then filed a motion to dismiss the Hawaii lawsuit based upon lack of personal jurisdiction or, in the alternative, to transfer the Hawaii lawsuit to Texas. Although Hawaii Global and Transpac have opposed the motion to dismiss, they have consented to the transfer of the Hawaii lawsuit to the Northern District of Texas. The Hawaii lawsuit has been transferred and consolidated with the Texas Lawsuit. Hawaii Global has joined the Company, Bryan Chance, Kurt Jensen, Frank Crivello, and David Marks as parties to the lawsuit. The Company disputes these allegations and will defend itself, and Management is unable to estimate the ultimate liability, if any, related to this claim at August 31, 2008. As of August 31, 2008, the Company has fully reserved and allowed for the $1,319 in accounts receivable from Hawaii Global.

INTERNATIONAL ELECTRONIC COMPONENTS USA
In or about September 2008, the Company was notified of a collections lawsuit filed by International Electronic Components USA ("IEC") against the Company and its subsidiary Titan Electronics and several individuals.  IEC obtained a writ of attachment against subsidiary Titan PCB West.  IEC alleges the Company is the alter ego of its subsidiary Titan Electronics and is seeking approximately $235 for alleged failure to pay for delivered product.  A motion to quash service of summons and complaint as against the Company will be filed. The Company has accrued the amounts alleged to be due in its accounts payable at August 31, 2008.

JACO ELECTRONICS, INC.
On September 1, 2006, a subsidiary of the Company, Titan Nexus, Inc. f/k/a Nexus Nano Electronic, Inc. (“Nexus Nano”) filed suit against Jaco Electronics, Inc. (“Jaco”) in the United States District Court for the Southern District of New York, alleging that Jaco had made certain misrepresentations in connection with an Asset Purchase Agreement executed in September 2004. Jaco denied the allegations and asserted counterclaims against Nexus Nano and other related entities. On June 27, 2008, the Company, Jaco, and others entered into a Settlement Agreement that provided for the release of claims between the parties and included a five-year Supply Agreement between Jaco, Titan Nexus, Inc. d/b/a NEO EMS, Inc., and Nexus Custom Electronics, Inc.

LANHAM ACT LAWSUIT
On February 15, 2008, Oblio filed a lawsuit in the United States District Court for the Northern District of Texas against various individuals and entities alleging trademark infringement under the Lanham Act. Many of the defendants have filed motion to dismiss which are currently pending before the Court.

LATIN AMERICAN VOIP, INC
On December 26, 2007, the Company and its subsidiaries, Oblio and Starttalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”). Latin American VOIP is seeking $723 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida. This action is currently pending. The Company has accrued $630 of the amounts alleged to be due in its accounts payable as of August 31, 2008 and is disputing the difference of $93.

LEVEL 3 COMMUNICATIONS, LLC
On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. On May 14, 2008, Oblio entered into an Agreed Judgment in the amount of $2,042. As of August 31, 2008, Oblio has accrued the amount of the Agreed Judgment in accounts payable.

PALPILOT
In August 2008, the Company's subsidiary Titan PCB West fka Titan EMS was notified of a collections lawsuit filed by Palpilot.  Palpilot is seeking approximately $99 for alleged failure to pay for delivered product. The Company has accrued the amounts alleged to be due in its accounts payable at August 31, 2008.

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

Oblio has filed a counter-claim against STX, alleging STX failed to pay for the cards it purchased.  Oblio also claims STX, together with Tawfik and Raimondo, STX’s chief officers, fraudulently induced Oblio to sell pre-paid phone cards for certain foreign markets at a loss, in exchange for STX’s promise to place Oblio products in more lucrative local markets.  We claim STX’s failure to place Oblio’s products in the promised markets caused Oblio damages in an amount not less than $10,000.

The case is currently set for trial the week of April 20, 2009.

TOUCH TELL, INC.
On December 21, 2007, Oblio filed suit in Dallas County, Texas, against Touch Tell, Inc. (“Touch Tell”) for $1,300 in unpaid product. Oblio also initially obtained a pre-judgment Writ of Garnishment against Touch Tell’s bank trapping $1,300. Touch Tell filed a counterclaim that claims that after allowing for credits, deactivations, and returns, Oblio owes Touch Tell approximately $268. Touch Tell successfully reduced the amount of the garnishment to $477. At August 31, 2008, Oblio has recorded accounts receivable from TouchTell equal to the garnishment of $477. No amounts have been recorded or accrued related to the counter-claim. The case is currently set for trial on November 24, 2008.

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

OTHER LEGAL MATTERS
As of August 31, 2008, the Company has fully reserved and allowed (through its allowance for doubtful accounts $15,736 and its allowance for sales returns $3,672) $19,408 in accounts receivable recorded for the communications division matters referenced above including Clifton.

13. Income Taxes

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of August 31, 2008 and 2007 has been established to reflect these uncertainties.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2008	2007
Computed tax benefit at federal statutory rate of 34%	$(17,889)	$(8,074)
Permanent differences	(2,509)	2,510
Change in valuation allowance	20,398	5,564
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at August 31, 2008 and 2007 are as follows:

	8/31/2008	8/31/2007
Deferred tax assets
Current:
Allowance for doubtful accounts	$5,053	$999
Inventory reserve	283	50
Accrued liabilities	555	275
Stock based compensation	375	375
Sales return & allowances	1,208	302
USF and FET recoverable	-	(479)
Other	218	-
Total current	7,692	1,522
Long-term:
Intangible amortization	11,151	2,126
Depreciation	(2,443)	(68)
Net operating loss carryforward	8,120	7,042
Total long-term	16,828	9,100
Net deferred assets before valuation allowance	24,520	10,622
Valuation allowance	(24,520)	(10,622)
	$-	$-

At August 31, 2008, the Company has available unused net operating loss carry forwards of approximately $23,885 ($21,972 related to Titan Global Holdings, Inc.and $1,913 related to Appco) for federal purposes that may be applied against future taxable income. Approximately $1,913 of the net operating loss carry forwards is subject to significant limitations on their utilization due to ownership changes as a result of the company’s acquisition. If unused, the net operating loss carry forwards will begin to expire in 2022. During the year ended August 31, 2008, the valuation allowance increased $20,398.

14. Employee Stock Options and Employee Warrants

As of August 31, 2007, the Company approved the 2002 Stock Option Plan and Directors Stock Plan. In addition to this plan, the Board of Directors has authorized the issuance of warrants to executive officers as additional compensation. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the options/warrants granted in the year ended August 31, 2007 were $1.16 as of the date of grant. The Company did not grant any options/warrants in 2008. The following assumptions were used for the years ended August 31, 2008 and 2007:

	2008	2007
Dividend yield	0.00%	0.00%
Expected volatility	115%	115.00 - 144.43%
Risk free interest rate	NA	4.62 - 4.77%
Expected life (years)	NA	1.50 - 10.00

Employee stock option activity is summarized as follows:

	8/31/2008		8/31/2007

Outstanding, September 1, 2007	1,582,500	Outstanding, September 1, 2006	1,045,000
Granted	-	Granted	682,500
Exercised	-	Exercised	(50,000)
Forfeited	(488,333)	Forfeited	(95,000)
Outstanding, August 31, 2008	1,094,167	Outstanding, August 31, 2007	1,582,500

Non-vested, September 1, 2007	250,000	Non-vested, September 1, 2006	50,000
Grants	-	Grants	682,500
Vested	(125,000)	Vested	(482,500)
Forfeitures	(108,333)	Forfeitures	-
Non-vested, August 31, 2008	16,667	Non-vested, August 31, 2007	250,000

Weighted-average exercise price per share:		Weighted-average exercise price per share:
Outstanding, September 1, 2007	$0.69	Outstanding, September 1, 2006	$0.67
Granted	$-	Granted	$1.16
Forfeited	$(0.97)	Forfeited	$(0.77)
Outstanding, August 31, 2008	$0.83	Outstanding, August 31, 2007	$0.69
Exercisable	$0.82	Exercisable	$0.83
Non Vested, September 1, 2007	$1.11	Non Vested, September 1, 2006	$0.33
Non Vested, August 31, 2008	$1.18	Non Vested, August 31, 2007	$1.11

Weighted-average grant date fair value:		Weighted-average grant date fair value:
Non Vested, September 1, 2007	$0.86	Non Vested, September 1, 2006	$0.28
Grants	$-	Grants	$1.05
Vested	$0.73	Vested	$1.07
Forfeited	$0.57	Forfeited	$-
Non Vested, August 31, 2008	$1.10	Non Vested, August 31, 2007	$0.86

Weighted-average remaining term of outstanding options	2.73 years	Weighted-average remaining term of outstanding options	3.12 years
Weighted-average remaining term of exercisable options	2.70 years	Weighted-average remaining term of exercisable options	3.17 years

As of August 31, 2008, there was $30 of total unrecognized compensation cost related to non vested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of .7 years.

15. Retirement Plan

The Company has its 401(k) plan for the benefit of employees. The Communications Division and corporate employee 401(k) plan includes dollar for dollar matching up to 3% of employee contributions and half dollar matching for the next 2% of employee contributions. The employer matching amounts are immediately vested. This plan allows for the employee to contribute up to the IRS maximum allowable contribution per year. Employer contributions for the year ended August 31, 2008 and 2007 were $66 and $41 respectively.

The Energy Division 401(k) plan includes quarter dollar matching up to 6% of employee contributions. The employer contributions amounts vest over a six year period, with 0% the first year, 20% each year over the next five years. Employer contributions are made annually and the employee must be an eligible employee on December 31st to receive the employer matching for the previous year. This plan allows for the employee to contribute up to the IRS maximum allowable contribution per year. Employer contributions for the year ended August 31, 2008 were $35.

The Company plans to merge the two plans in 2009.

16. Commitments and Contingencies

OPERATING LEASES

The Company leases its facilities. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable or original lease terms in excess of one year as of August 31, 2008:

Year ended
August 31,
2009	$3,263
2010	3,036
2011	2,771
2012	2,641
2013	2,554
Thereafter	29,047
$43,312

The Company through its Appco subsidiary operates 58 leased convenience stores in East Tennessee, Kentucky and southwest Virginia. The convenience store leases expire at various dates between 2009 and 2027 with monthly rents from $1 to $20. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. Rent expense for continuing operations totaled $2,693 and $0 for the years ended August 31, 2008 and 2007, respectively. Rent expense for discontinued operations totaled $2,138 and $953 for the years ended August 31, 2008 and 2007, respectively.

CONTINGENCIES

In January 2007, prior to the Company’s purchase of Appco, Appco entered into a settlement agreement with one of its cigarette vendors totaling $2,500. The settlement was in response to an investigation by the Federal Bureau of Alcohol, Tobacco and Firearms related to a buy-down marketing program and certain contractual limitations with a cigarette vendor. Appco satisfies this obligation through the application of marketing funds that would have been otherwise received from the vendor through a marketing program. As of August 31, 2008, $665 of the original settlement obligation remains unpaid, all of which is a current liability.

On July 27, 2007, the Company entered into a Finder’s Fee Agreement (the “Agreement”) with Crivello Group, LLC (“Crivello”). Crivello is a significant shareholder of the Company and is controlled by a majority shareholder of the Company. Pursuant to the terms of the Agreement, as consideration for Crivello presenting the Company with the opportunity to purchase Appalachian Oil Company, Inc. (“Appco”), the Company has agreed to pay a cash fee of $750 and issue 10,000,000 ten year warrants to Crivello. Such consideration shall be paid to Crivello only if Titan closes on the acquisition of Appco. The Warrants shall be exercisable at a price of $1.30 and may also be exercised on a cashless basis. The Appco acquisition closed on September 17, 2007. As a result of the completion, the Company issued the warrants to Crivello and recorded a payable for the cash fee. The Company accounted for these transactions in the first quarter of fiscal year 2008. The warrants were subsequently cancelled and as of August 31, 2008 the Company had nothing recorded related to these contingencies.

On August 9, 2007, the Company executed a definitive option agreement to purchase 80% of the outstanding stock of USA Detergents, Inc., ("USAD"), a manufacturer and distributor of quality essential home products such as laundry care, household cleaners and personal care items. In addition, the Company guaranteed bridge financing of up to $1,500 for USAD’s continuing operations. During the sixty day option period, Titan has the right to exercise its option to purchase 80% of the outstanding stock in exchange for providing the referenced bridge financing. On October 17, 2007, the Company exercised its option to purchase 80% of the outstanding stock. As a result, the Company assumed the liability related to the bridge financing and no longer provides a separate guaranty.

The Company has adopted the provisions of SFAS 143 to record the ARO that could be incurred upon the future closure of facilities. Accretion of the ARO on properties from which production has commenced has been calculated using the estimated life of the facility. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. An estimate for asset retirement obligation has been accrued in the amount of $1,401 as of August 31, 2008.

17. Related Parties

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

On September 28, 2007, the Company entered into a 6.5% promissory note with Frank Crivello, managing partner of the Crivello Group (a stockholder). The maturity date of the note was March 28, 2008. As of August 31, 2008, the outstanding balance of the note payable was $883. Payment on the note has not been made and the revised maturity date has not been determined as of December 1, 2008.

On February 29, 2008, the Company entered into a 10% promissory note with The Irrevocable Children’s Trust I and II (a stockholder). The note has a six-month term with all interest and principal due at maturity. As of August 31, 2008, the outstanding balance of the promissory note payable was $1,068 and a revised maturity date has not been determined as of December 1, 2008.

As of August 31, 2008, the Company owes $90 in other short term related party payables for advances or business expenses.

Effective March 4, 2008, Titan Electronics entered into a $55 promissory note with Stephen Kennedy. The note bears interest at an annual rate of 10% and matures on September 4, 2008. Interest is payable monthly and the principal amount is due at maturity. As of August 31, 2008, the outstanding balance of the promissory note payable was $55 and is included in the discontinued operations current liabilities balance. Stephen Kennedy is currently a Director of the Company. As of December 1, 2008, the note balance is outstanding and is included in discontinued operations.

During the year ended August 31, 2007, the Company entered into a Finder’s Fee Agreement with Crivello related to the Appco purchase. Upon the closing of the acquisition, the Company agreed to pay a cash fee of $750,000 and issue 10,000,000 ten year warrants to Crivello. The Appco acquisition closed on September 17, 2007. As a result of the completion, the Company issued the warrants to Crivello and recorded a payable for the cash fee. The Company accounted for these transactions in the first quarter of fiscal year 2008. The warrants were subsequently cancelled.

At August 31, 2007, the Company had $108 in Accounts Receivable from Sky Net Distributors, LLC (“Sky Net”). Sky Net is partially owned by an employee of Oblio. Oblio results of operations are included in discontinued operations.

18. Revenue Concentration

 Communications

The Company’s communications division sells its products through a network of wholesale distributors. There are no individual customers that comprise a significant amount of total sales.

Energy

Our operations include retail convenience stores and wholesale petroleum distribution in the Southeastern United States. We operate 58 convenience store locations in Tennessee, Kentucky and Virginia where we offer merchandise, foodservice, motor fuel and other services consistent with the convenience store industry. In addition, we sell liquid motor fuels to an additional 170 locations through either wholesale distribution contracts or consignment arrangements primarily to convenience stores located in Tennessee, Kentucky, Virginia and North Carolina. There were two customers that comprise approximately 18% of 2008 total sales.

19. Deconsolidated Subsidiary and Bankruptcy Filing in Global Brands Segment and Discontinued Operations

USAD

Facts and Circumstances

During the second quarter of fiscal 2008, the Company ceased its manufacturing operations for filling and packaging USAD liquid products. The Company has segregated the operating results of USAD from the results of continuing operations and classified them as discontinued operations. As USAD was acquired on October 17, 2007, during the current fiscal period, prior period operating results were not restated. On February 12, 2008, several suppliers of USAD filed an involuntary Chapter 7 bankruptcy petition with the United States Bankruptcy Court in the District of Delaware. During the third fiscal quarter of 2008, the Company converted the Chapter 7 bankruptcy filing to a Chapter 11 bankruptcy filing and pursued other alternatives for the assets of USAD. Effective June 12, 2008, the Company’s USAD subsidiary’s asset were seized by the Bankruptcy Court as a result of an involuntary Chapter 7 bankruptcy petition filed by several of USAD’s creditors. As such, the operations of USAD have been deconsolidated from the operating results of the Company.

The following table summarizes the assets, liabilities and net equity of USAD as of June 9, 2008, the date it was deconsolidated from the financial statements, as well as the calculation of the loss in excess of investment in subsidiary which was recorded on the Company’s consolidated statement of financial condition at August 31, 2008:

June 9,
2008

Cash and cash equivalents	$189
Accounts receivable, trade (less allowance for doubtful accounts of $1,814)	1,220
Inventory, net	3,113
Prepaid expenses and other current assets	158
Equipment and improvements, net	1,929
Definite-lived intangible assets, net	2,367
Other assets	93
Assets deconsolidated	9,069

Accounts payable and accrued liabilities	10,269
Notes payable	11,232
Other liabilities	560
Liabilities deconsolidated	22,061

Net equity/negative investment	$(12,992)

The loss in excess of investment in subsidiary is comprised of the net equity in USAD.

The following condensed consolidated financial statements of USAD have been prepared in conformity with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which requires that the liabilities subject to compromise by the Bankruptcy Court are reported separately from the liabilities not subject to compromise, and that all transactions directly associated with the liquidation plan be reported separately as well. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in USAD’s condensed consolidated statements of financial condition.

August 31,
2008
Assets
Accounts receivable	$566
Inventory	1,443
Equipment and improvements	894
Definite-lived intangible assets	1,097
Total assets	$4,000

Liabilities and Stockholder's Equity
Notes payable	$9,982
Liabilities subject to compromise (1)	12,079
Stockholder's deficit	(18,061)
Total liabilities and stockholder's equity	$4,000

Liabilities subject to compromise in USAD’s condensed consolidated statements of financial condition as of August 31, 2008 refer to both secured and unsecured obligations that will be accounted for under the liquidation plan, including claims incurred prior to the Petition Date. They represent the debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to final settlement in the Chapter 7 case. Such claims remain subject to future adjustments.

(1) Liabilities subject to compromise at August 31, 2008 were as follows:

Accounts payable and accrued liabilities	$10,269
Notes payable	1,250
Other liabilities	560
Total liabilities subject to compromise	$12,079

Titan Electronics Group Discontinued Operations

In August 2008, the Company evaluated the operations of the Titan Electronics Group, which has been historically included in the Company’s electronics and homeland security division and determined to cease operations. The Electronics Group includes Nexus, Titan East Inc. f/k/a Titan PCB East, Inc and Titan Electronics, Inc. The Company began liquidating the remaining assets including fixed assets, inventory and accounts receivable. As such, the operations of Titan Electronics Group have been included as discontinued operations as of and for the period ending August 31, 2008.

The results of operations for the years ended August 31, 2008 and 2007 of the discontinued Electronics Group subsidiaries are as follows:

	FY 2008	FY 2007

Sales	$26,386	$23,634

Cost of sales	26,123	22,396

Gross profit	263	1,238

Operating expenses
Sales and marketing	1,890	1,882
General and administrative	2,917	1,713
Depreciation expense	5	-
Bad debt expense	281	58
Loss from operations	(4,830)	(2,415)

Other income (expense)
Interest expense	(1,013)	(2,103)
Gain (loss) on value of derivative instruments	10,005	(8,724)
Loss on impairment	(8,571)	-
Gain (loss) on disposal of assets	327	(22)
Gain on extinguishment of debt	-	2,742
Miscellaneous	5	-
Loss before provision for income taxes	(4,077)	(10,522)

Provision for income taxes	-	-
Accrual of prefered stock dividend	-	-

Net loss	$(4,077)	$(10,522)

Depreciation expense included in Cost of sales was $882 and $676 for the years ended August 31, 2008 and 2007, respectively.

The principal balance sheet items of the assets held for sale as of August 31, 2008 and 2007 are stated below:

	08/31/08	08/31/07
Current Assets
Cash and cash equivalents	$87	$96
Accounts receivable, trade (less allowance
for doubtful accounts and sales returns), $31 and $322, respectively	2,301	4,021
Inventory, net	521	1,266
Prepaid expenses and other assets	34	32
Total current assets	$2,943	$5,415

Non-current assets
Equipment and improvements, net	$1,294	$1,544
Other assets	-	162
Total non-current assets	$1,294	$1,706

Current liabilities
Accounts payable, trade	$4,260	$2,306
Accrued liabilities	458	1,247
Notes payable to related party	55	-
Current portion of long-term debt, net	839	219
Short-term notes	438	72
Total current liabilities	$6,050	$3,844

Non-current liabilities
Lines of credit, net	$1,076	$3,593
Long-term debt	945	381
Long-term derivative liabilities	2,085	12,089
Convertible preferred stock	7,245	-
Other long-term liability	-	117
Total non-current liabilities	$11,351	$16,180

Long-term debt as of August 31, 2008 consisted of the following:

Issue	Expiration		Outstanding at
Date	Date	Instrument	8/31/2008
12/29/2006	12/01/2010	$ 20,000 Line of credit	$1,076
12/29/2006	07/01/2009	$ 7,608 Term Notes A & B	511
02/11/2008	02/01/2011	$ 830 Term Notes	1,003
11/30/2007	08/31/2010	Other	270
			2,860
Less current portion of long-term debt			(839)
Total long-term debt			$2,021

Long-term debt repayments are due as follows:

Fiscal Year	Other	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2009	$120	$-	$676	$796
2010	120	1,076	250	1,446
2011	30	-	588	618
2012	-	-	-	-
2013	-	-	-	-
2014		-	-	-
	$270	$1,076	$1,514	$2,860

Communications Division Discontinued Operations

In August 2008, the Company evaluated its communications division and determined to classify the operations of Oblio Telecom, Starttalk and Titan Wireless as discontinued.

The results of operations for the years ended August 31, 2008 and 2007 of the discontinued Communications subsidiaries are as follows:

	FY 2008	FY 2007

Sales	$34,840	$87,711

Cost of sales	24,353	80,508

Gross profit	10,487	7,203

Operating expenses
Sales and marketing	100	197
General and administrative	2,421	5,695
Bad debt expense	9,418	2,631
Depreciation and amortization	328	157
Amortization of intangibles	2,618	5,377
Loss from operations	(4,398)	(6,854)

Other income (expense)
Interest income (expense)	(4)	52
Interest expense	(3,352)	(2,071)
Gain (loss) on value of derivative instruments	2,946	(4,722)
Gain on extinguishment of debt	-	5,224
Gain on disposal of assets	1,815	-
Loss on impairment	(17,922)	-
Loss before provision for income taxes	(20,915)	(8,371)

Provision for income taxes	-	-
Accrual of preferred stock dividend	(135)	(135)

Net loss available to common stockholders	$(21,050)	$(8,506)

The principal balance sheet items of the assets held for sale as of August 31, 2008 and 2007 are stated below:

	08/31/08	08/31/07
Current assets
Cash and cash equivalents	$-	$1,090
Restricted cash	-	750
Accounts receivable, trade (less allowance
for doubtful accounts and sales returns of $15,975 and $3,506)	715	8,678
Inventory, net	-	397
Universal Service Fund Recoverable	-	1,406
Prepaid expenses and other current assets	79	591
Total current assets	$794	$12,912

Equipment and improvements, net	$-	$708
Definite-lived intangible assets, net	-	16,989
Goodwill and indefinite-lived intangibles	-	6,661
Capitalized loan fees, net	235	412
Other assets	-	143
Total non-current assets	$235	$24,913

Current liabilities
Accounts payable - trade	$12,257	$18,488
Accrued liabilities	536	13,130
Seller financed note	3,570	-
Current portion of long-term debt	1,660	3,213
Total current liabilities	$18,023	$34,831

Non-current liabilities
Lines of credit	$12,323	$8,085
Long-term debt	-	3,730
Long-term seller financed note	-	1,301
Redeemable convertible preferred stock	4,878	4,743
Derivative Liability	108	3,053
Total non-current liabilities	$17,309	$20,912

Long-term debt as of August 31, 2008 consisted of the following:

Issue	Expiration		Outstanding at
Date	Date	Instrument	8/31/2008

08/12/2005	03/31/2009	$ 4,823 Seller-Financed Debt	$3,570
12/29/2006	12/01/2010	$ 20,000 Line of credit	12,323
12/29/2006	07/01/2009	$ 7,608 Term Notes A & B	1,660
Total debt			17,553
Less current portion of long-term debt and seller financed note			(5,230)
Total long-term debt			$12,323

Long-term debt repayments are due as follows:

Fiscal Year	F&L Note	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2009	$3,570	$-	$1,660	$5,230
2010	-	12,323	-	12,323
2011	-	-	-	-
2012	-	-	-	-
2013	-	-	-	-
2014		-	-	-
	$3,570	$12,323	$1,660	$17,553

Global Brands Discontinued Operations

In August 2008, the Company’s Titan Apparel subsidiary ceased operations and we began liquidating the remaining assets including inventory, accounts receivable and fixed assets. The operations of Titan Apparel have been classified as discontinued operations as of and for the period ending August 31, 2008.

The results of operations of the discontinued Titan Apparel subsidiaries are as follows and include the results of operations of USAD. USAD’s results of operations are from October 17, 2007, the date of acquisition, through June 9, 2008, the effective date of deconsolidation due to its Chapter 7 bankruptcy filing. On December 14, 2007, Titan Apparel acquired substantially all of the assets of Global. Titan Apparel had no operations prior to December 14, 2007.

FY 2008

Sales	$8,768

Cost of sales	10,689

Gross margin	(1,921)

Operating expenses
Sales and marketing	1,137
General and administrative	8,183
Bad debt expense	839
Depreciation expense	241
Amortization of intangibles	193
Loss from operations	(12,514)

Other income (expense)
Interest income	51
Interest expense	(1,433)
Gain on disposal of assets	42
Loss on impairment	(6,569)
Miscellaneous	19
Loss before provision for income taxes	(20,404)

Provision for income taxes	-
Accrual of preferred stock dividend	-

Loss available to common stockholders	$(20,404)

The principal balance sheet items of the assets held for sale as of August 31, 2008 are stated below:

8/31/08
Current Assets
Cash and cash equivalents	$2
Accounts receivable, trade (less allowance for doubtful accounts of $446)	564
Inventory, net	1,255
Prepaid expenses and other assets	25
Total current assets	$1,846

Current liabilities
Accounts payable, trade	$930
Accrued liabilities	676
Total current liabilities	$1,606

Non-current liabilities
Lines of credit	$3,227
Long-term debt	3,835
Total non-current liabilities	$7,062

Long-term debt as of August 31, 2008 consisted of the following:

Issue	Expiration		Outstanding at
Date	Date	Instrument	8/31/2008
12/14/2007	12/29/2009	$ 14,000 Secured Revolving Note	$3,227
12/14/2007	12/29/2009	$ 2,000 Term Notes	3,835
Total debt			7,062
Less current portion of long-term debt			-
Total long-term debt			$7,062

Long-term debt repayments are due as follows:

Fiscal Year	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2009	$-	$-	$-
2010	3,227	3,835	7,062
2011	-	-	-
2012	-	-	-
2013	-	-	-
2014	-	-	-
	$3,227	$3,835	$7,062

20. Segment Reporting

The Company reports its business segments based on industry classifications.

The Company, through its Appco subsidiary, distributes petroleum fuels and operates retail convenience stores. The Company considers this its energy business segment (“Energy”).

The Company, through its subsidiaries Titan Communications and Pinless, dba Planet Direct, is engaged in the creation, marketing, and distribution of prepaid telephone calling cards and other related activities. The Company considers this its communications business segment (“Comm”).
The Company began accounting for its corporate expenses separately from the operating segments effective September 1, 2006.

	E & HS	Comm	Energy	Brands	Corp.	Total
Sales:
2008	$-	$451	$417,879	$-	$-	$418,330
2007	-	-	-	-	-	-
Interest expense,net:
2008	-	10	2,204	-	1,314	3,528
2007	-	-	-	-	15	15
Net loss from continuing operations:
2008	-	(1,134)	(2,387)	-	(3,090)	(6,611)
2007	-	-	-	-	(4,855)	(4,855)
Net loss from discontinued operations:
2008	(4,076)	(20,916)	-	(20,404)	-	(45,396)
2007	(10,522)	(8,371)	-	-	-	(18,893)
Depreciation and amortization expense:
2008	-	4	2,420	-	50	2,474
2007	-	-	-	-	-	-
Identifiable assets-continuing operations, net:
2008	-	1,955	38,706	-	707	41,368
2007	-	-	-	-	1,470	1,470
Identifiable assets-discontinued operations, net:
2008	4,237	1,029	-	1,846	-	7,112
2007	7,121	37,825	-	-	-	44,946
Accounts receivable, net:
2008	-	361	5,093	-	-	5,454
2007	-	-	-	-	-	-
Inventory, net:
2008	-	935	9,975	-	-	10,910
2007	-	-	-	-	-	-
Equipment and improvements, net:
2008	-	122	10,250	-	140	10,512
2007	-	-	-	-	74	74
Goodwill and indefinite lived intangible assets:
2008	-	-	9,277	-	-	9,277
2007	-	-	-	-	-	-
Definite lived intangible assets, net
2008	-	-	584	-	-	584
2007	-	-	-	-	-	-

21. Subsequent Events

On October 24, 2008, the Company entered into two stock purchase agreements, one with Phillip Near and one with Johnson Enterprises of Kansas, LLC, Jeff McReynolds, Karen E. Reeder Trust, Harrison F. Johnson, Jr., and Martha M. Johnson Trust, to purchase all of the outstanding common and preferred stock of Crescent Fuels, Inc., a corporation formed under the laws of Kansas (“Crescent Fuels”). The purchase price for the common and preferred stock of Crescent Fuels under the stock purchase agreements included shares of the Crescent Fuels common stock, warrants, cash, forgiveness of debt and other consideration. The acquisition is effective October 1, 2008. The purchase price for the common stock shall be an aggregate of $980 consisting of (i) $1.00 in cash per share ($5 in the aggregate), plus 325,000 shares of the common stock of the Company, which the Company values at $975 ($3.00 per share). Crescent Fuels shall be released and discharged from liability with respect to a note receivable (“the Note”) in the amount of $1,357, which Note was previously issued and from time to time amended, restated and reissued in connection with Crescent Fuels’ acquisition of the shares. On November 7, 2008, the Company and its newly acquired subsidiary, Crescent Fuels, entered into a forbearance and modification agreement with Crescent Fuel’s senior secured lender whereby $19,000 of Crescent Fuel’s outstanding debt will be forgiven.

On November 3, 2008 and effective July 18, 2008, the Company entered into an asset purchase agreement with Sunrise Electronics, Inc. to sell substantially all of the assets of Titan Electronics, Inc.’s printed circuit board manufacturing facility located in Fremont, California and which were previously included in our electronics and homeland security division. The operations of Titan Electronics, Inc. have been classified as discontinued operations.

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at beginning of year	Acquisitions	Charged to expense	Deductions	Balance at end of year

Year ended August 31,2008:
Allowance for doubtful accounts	2,940	90	10,986	(1,007)	13,009
Allowance for sales retuns	888	-	4,133	(1,469)	3,552
Valuation allowance for deferred tax assets	10,622	(6,500)	20,568	(170)	24,520
	$14,450	$6,410	$35,687	$(2,646)	$41,081

		Additions
	Balance at beginning of year	Acquisitions	Charged to expense	Deductions	Balance at end of year

Year ended August 31,2007:
Allowance for doubtful accounts	282	-	2,689	(31)	2,940
Allowance for sales retuns	120	-	875	(107)	888
Valuation allowance for deferred tax assets	5,058	-	5,564	-	10,622
	$5,460	$-	$9,128	$(138)	$14,450

NOTE: The allowance for doubtful accounts and sales returns at August 31, 2007 relate to discontinued operations. At August 31, 2008, $12,900 and $3,552 in the allowance for doubtful accounts and allowance for sales returns relate to discontinued operations, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements with accountants on accounting and financial disclosure during fiscal year 2008.

On August 7, 2008, the Company dismissed KBA Group LLP ("KBA") as its independent auditors and engaged Skoda, Minotti & Co. ("Skoda Minotti") as its independent auditors to audit its financial statements for its year ending August 31, 2008. This decision was approved by the Board of Directors of the Company. Prior to such engagement, the Company did not consult with Skoda Minotti regarding the application of accounting principles to a specific, completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements. Skoda Minotti audited the financial statements of Appalachian Oil Company, Inc., a wholly-owned subsidiary of the Company, for the years ended September 30, 2006 and 2005 and the year ended August 31, 2007.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as of the end of the period covered by this Annual Report, that ensure that information relating to the Company which is required to be disclosed in this Annual Report is recorded, processed, summarized and reported, within required time periods and in accordance with United States generally accepted accounting rules. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this Annual Report was being prepared, to allow timely decisions regarding required disclosure. The matters identified are with regard to insufficient documentation of our board of directors meetings, insufficient maintenance of stock option and warrant grant documents, inadequate documentation of processes and procedures surrounding our system of internal controls, inadequate maintenance of executed copies of corporate documents from debt agreements and lack of proper segregation of duties in the cash disbursements processing cycle. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Changes in internal controls: The Company continued strengthening its system of internal controls during fiscal 2008. During the later half of our fiscal 2008, we consolidated the accounting function for our discontinued operations in our corporate headquarters in Richardson, Texas.  We have continued our efforts to streamline our quarter and month end close process, implemented more rigorous month end financial statement review processes, upgraded our general ledger accounting software package and upgraded our information technology hardware to include more sophisticated security measures.  We standardized our requirements for our quarter end financial reporting packages that are submitted to our corporate headquarters by the decentralized accounting functions in our energy division. There have been no other changes in the Company’s internal control over financial reporting during the year ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that as of August 31, 2008, our internal control over financial reporting is not effective based on those criteria. In particular, the matters identified contributing to the ineffective controls over financial reporting are insufficient documentation of our board of directors meetings, insufficient maintenance of stock option and warrant grant documents, inadequate documentation of processes and procedures surrounding our system of internal controls, inadequate maintenance of executed copies of corporate documents from debt agreements and lack of proper segregation of duties in the cash disbursements processing cycle.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company and their ages as of August 31, 2008 and positions held with the Company, as follows

Name	Age	Position
David M. Marks	41	Chairman of the Board
Bryan Chance	38	President, Chief Executive Officer and Director
R. Scott Hensell	42	Chief Financial Officer
Kurt Jensen	44	President and Chief Executive Officer, Communications Division and Director
Stephen Saul Kennedy	41	Director

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

BRYAN CHANCE. On January 24, 2006, Mr. Chance was appointed to serve as Chief Financial Officer of Titan Global Holdings, Inc. On August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of the Company. Mr. Chance replaced Curtis Okumura, who remained President and Chief Executive Officer of the Company’s subsidiaries, Titan Electronics, Inc. and Titan East Inc. f/k/a Titan PCB East, Inc., and a member of the Company’s Board of Directors. On May 23, 2008, Mr. Okumura resigned as President and Director of both Titan East, Inc. (f/k/a Titan PCB East, Inc.) and Titan Electronics (f/k/a Titan PCB West, Inc.). Mr. Okumura also resigned from the Board of Directors of Titan Global Holdings, Inc. Prior to joining the Company, Mr. Chance was the Chairman and Chief Executive Officer of Sigma Global Corporation and its predecessor company Sigma RX since its inception in 2002. Prior to founding Sigma RX, Mr. Chance served from 2000 to 2002 as Chief Financial Officer for Aslung Pharmaceutical, a privately held generic pharmaceutical manufacturing company specializing in inhalation medications for the respiratory marketplace. Mr. Chance has also held financial and mergers and acquisition leadership positions in companies such as Caresouth, Nursefinders, Home Health Corporation of America, the Baylor Healthcare System, Columbia/HCA and Price Waterhouse, LLP. Mr. Chance received his Bachelor’s degree from the University of Tennessee in 1992.

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

KURT JENSEN. Mr. Jensen currently serves as the President and Chief Executive Officer of the Company’s communications subsidiaries, Plant Direct Inc. and Global Wholesale International. From December 2007 through June 4, 2008, Mr. Jensen served as the Senior Vice President of Mergers and Acquisition. On April 10, 2006, Mr. Jensen was appointed to serve as Chief Executive Officer of Oblio Telecom, Inc. As an early entrepreneur of the Internet boom, Mr. Jensen started and operated an Internet Service Provider, selling to and growing the successor through organic and acquisition into the second largest ISP in the upper Midwest. Prior to joining Oblio Telecom Mr. Jensen acted as an independent consultant to Crivello Group, LLC and played a critical role in the acquisition of Oblio Telecom by Titan Global Holdings. Mr. Jensen holds a Bachelor of Arts degree from the University of Northern Iowa.

STEPHEN SAUL KENNEDY. Mr. Kennedy was appointed a Director in May 2005. Mr. Kennedy was an employee of the Company's predecessor companies SVPC and Circuit Systems Inc. since 1988 until his resignation as an employee on July 18, 2008. He continues to serve as a Director of the Company. Mr. Kennedy was a top Sales Manager and Sales Executive for SVPC and subsequently Circuit Systems Inc. Since 1988 Mr. Kennedy has worked as both as an Inside and Outside Sales Executive as well as overall sales management for SVPC. He has been instrumental in SVPC's sales growth from 1988 to 1999. Mr. Kennedy holds a B.S. in Economics from Santa Clara University and was a Commissioned Officer in the United States Army.

Code of Ethics

As of August 31, 2008, the Company has not adopted an approved Code of Ethics. The Company has specific Code of Ethic language in the Employee Handbook that management and employees are required to read and abide by. However, no formal document has been approved.

Audit, Nominating and Compensation Committees

The Company does not have an audit, nominating or compensation committee at this time. All audit concerns are addressed by the Chairman of the Board of Directors.

Meetings

There were no documented Board of Directors meetings in the fiscal year ended Augus31, 2008. However, several actions were approved by our Board of Directors by unanimous written consent.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding the Company’s Chief Executive Officer and each of the other four highest paid executive officers during the years ended August 31, 2008, 2007 and 2006. The information in this table is in dollars

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Chance - President & CEO,	2008	$238,553	$-	$-	$-	-	$-	$10,022	$248,575
Titan Global Holdings, Inc. (1)	2007	205,000	55,000	305,000	304,482	-	-	16,880	886,362

R. Scott Hensell - CFO, CAO,	2008	173,104	-	-	-	-	-	12,384	185,488
Titan Global Holdings, Inc. (2)	2007	111,881	10,000	-	55,754	-	-	-	177,635

Kurt Jensen - President & CEO,	2008	200,263	-	-	-	-	-	8,490	208,753
Titan Communications Division (3)	2007	182,044	55,000	-	-	-	-	9,000	246,044

Marty Anderson, President	2008	153,686	40,000	-	-	-	-	10,695	204,381
Appalachain Oil Compnay (4)	2007	-	-	-	-	-	-	-	-

Killick Datta, President	2008	227,693	-	-	-	-	-	-	227,693
Titan Apparel dba Global Feet (5)	2007	-	-	-	-	-	-	-	-

Curtis Okumura - President & CEO	2008	92,943	-	-	-	-	-	-	92,943
Titan Electronics and Homeland	2007	150,000	67,500	-	-	-	-	27,204	244,704
Security Division (6)

Stephen S. Kennedy - VP Sales,	2008	92,966	-	-	-	-	-	6,182	99,148
Titan Electronics and Homeland	2007	165,000	25,000	-	-	-	-	19,696	209,696
Security Division (7)

(1)
Mr. Chance was appointed to serve as Chief Financial Officer of the Company effective January 24, 2006. Mr. Chance had an annual salary of $192,000 and was granted warrants to purchase 100,000 shares of common stock. On August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of the Company. Mr. Chance has an annual salary of $205,000. Mr. Chance also began receiving a director stipend of $1,000 in December 2006 and received a $500 car allowance until June 2006. At the time of his appointment to CEO, the Company issued Mr. Chance 500,000 unregistered shares valued at $305,000. Mr. Chance received an annual bonus of $55,000 in December 2006. On August 2, 2007, Mr. Chance received warrants to purchase 200,000 shares of common stock. Effective September 17, 2007, Mr. Chance’s annual salary was increased to $240,000.

(2)
Mr. Hensell was appointed to serve as Chief Financial Officer of the Company effective October 9, 2006. Mr. Hensell has an annual salary of $125,000. Mr. Hensell also received warrants to purchase 100,000 shares of common stock. In December 2006, Mr. Hensell received an annual bonus of $10,000. Effective September 17, 2007, Mr. Hensell’s annual salary was increased to $175,000. Beginning November 1, 2007, Mr. Hensell was granted a $500 monthly car allowance.

(3)
Mr. Jensen was appointed Chief Executive Officer of Oblio Telecom, Inc on April 10, 2006. Mr. Jensen had an annual salary of $175,000. Mr. Jensen also began receiving a director stipend of $1,000 per month in December 2006. In May 2007, Mr. Jensen was appointed Chief Executive Officer and President of the Titan Communications division. Mr. Jensen also currently serves as the President and Chief Executive Officer of the Company’s communications subsidiaries, Planet Direct Inc. and Global Wholesale International. Effective May 31, 2007, Mr. Jensen’s annual salary was increased to $200,000. In December 2006, Mr. Jensen received an annual bonus of $55,000.

(4)
Mr. Anderson was appointed Chief Executive Officer of Appalachian Oil Company concurrent with the acquisition on September 17, 2007. Mr. Anderson had an annual starting salary of $137,500 which was increased to $162,500 on March 1, 2008. In addition, he received a bonus of $40,000 on November 15, 2007.

(5)
Killick Datta was appointed as the President of Titan Apparel Inc. concurrent with the asset purchase agreement on December 13, 2007. Mr. Datta had an annual salary of $400,000 and resigned on August 18, 2008 when the operations of Titan Apparel were discontinued.

(6)
Mr. Okumura was appointed Chief Executive Officer effective December 16, 2004. Mr. Okumura had an annual salary of $150,000. On August 18, 2006, Bryan Chance was appointed to serve as President and Chief Executive Officer. Mr. Okumura remained as President and Chief Executive Officer of the Company’s subsidiaries, Titan Electronics, Inc. f/k/a Titan PCB West Inc. and Titan East, Inc. f/k/a as Titan PCB East, Inc., and a member of the Company’s Board of Directors. Mr. Okumura has an annual salary of $150,000. Mr. Okumura received a $1,000 director stipend each month during FY 2007. In December 2006, Mr. Okumura received an annual bonus of $50,000. On June 21, 2007, Mr. Okumura exercised $50,000 stock options. The Company immediately repurchased the shares for $15,036. On July 6, 2007, Mr. Okumura received an additional bonus of $17,500. On May 23, 2008, Mr. Okumura resigned as President and Director of both Titan East, Inc. (f/k/a Titan PCB East, Inc.) and Titan Electronics (f/k/a Titan PCB West, Inc.). Mr. Okumura also resigned from the Board of Directors of Titan Global Holdings, Inc.

(7)
Mr. Kennedy was appointed Vice-President-Sales effective August 30, 2002. Effective August 1, 2004, Mr. Kennedy's salary was adjusted to $165,000 per annum. Mr. Kennedy received a $1,000 director stipend each month during FY 2007. He also received a $650 car allowance each month during FY 2008 while he was an employee and FY 2007. In July 2008, Mr. Kennedy was terminated as Vice-President of Sales upon the discontinuation of operations of Titan Electronics.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bryan Chance (1)	100,000	-	-	$0.33	02/17/2009	-	$-	-	$-
Scott Hensell (2)	100,000	-	-	0.83	10/09/2009	-	-	-	-
Bryan Chance (1)	200,000	-	-	1.30	08/02/2017	-	-	-	-
Stephen S. Kennedy (3)	360,000	-	-	0.79	07/31/2009	-	-	-	-

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

(3) On July 31, 2002 , the Company granted Stephen S. Kennedy options to purchase 360,000 shares of common stock at a per share exercise price of $.79. The options vested immediately and expired on July 31, 2007. The Company extended the expiration date of these options to July 31, 2009 but they expired 90 days after his termination date as an employee or October 18, 2009.

Employment Agreements

Bryan Chance
Pursuant to the terms of an Agreement dated as of February 17, 2006 between Mr. Chance and the Company. Mr. Chance will serve as Chief Financial Officer of Titan for an initial term of two years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for warrants to purchase 100,000 shares of common stock at $.33 per share and an annual compensation of $192,000. On August 18, 2006, Mr. Chance was appointed to serve as President and Chief Executive Officer of the Company and the Company and Mr. Chance entered into a new agreement. The new Agreement provides for the issue of 500,000 shares of common stock (valued at $305,000) and an annual compensation of $205,000. Effective September 17, 2007, Mr. Chance’s annual salary was increased to $240,000.

R. Scott Hensell
Pursuant to the terms of an Agreement dated as of October 9, 2006 between Mr. Hensell and the Company. Mr. Hensell will serve as Chief Financial Officer of Titan for an initial term of two years, subject to automatic renewals for successive one-year terms unless terminated by either party. The Agreement provides for warrants to purchase 100,000 shares of common stock at $.83 per share and an annual compensation of $125,000. Effective September 17, 2007, Mr. Hensell’s annual salary was increased to $175,000. Beginning November 1, 2007, Mr. Hensell was granted a $500 monthly car allowance.

 Kurt Jensen
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

Stephen S. Kennedy
Pursuant to the terms of an Agreement, dated as of August 12, 2002, between Stephen S. Kennedy and Titan PCB West, assumed by us pursuant to the Merger, Mr. Kennedy receives a salary equal to $140,000 per annum and received immediately exercisable options to purchase 360,000 shares of our common stock, at an exercise price of $1.50 per share, expiring on July 31, 2007. These options were re-priced on May 3, 2004 to $0.79 per share. The agreement provides for a 5-year term subject to earlier termination by either party. In the event that Mr. Kennedy's employment is terminated without cause, Mr. Kennedy is entitled to receive severance pay and continued employee benefits for a period of six (6) months after such termination. For the period March 1, 2003 until December 1, 2003, the Company and Mr. Kennedy agreed orally to reduce his salary to an annual rate of $125,000. Effective August 1, 2004, Mr. Kennedy's salary was increased to $165,000 per annum. Mr. Kennedy’s employment agreement with the Company expired on August 12, 2007 and he was terminated as an employee on July 18, 2008.

Potential Payments upon Termination of Employment or Change in Control
As of August 31, 2008, the Company has no agreements or arrangements with any executive officer that provides for payments upon termination of employment or a change of control.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Marks	$12,000	$-	$-	$-	$-	$-	$12,000
Bryan Chance	12,000	-	-	-	-	-	12,000
Kurt Jensen	12,000	-	-	-	-	-	12,000
Curtis Okumura	11,000	-	-	-	-	-	11,000
Stephen S. Kennedy	12,000	-	-	-	-	-	12,000

Effective May 2006, the Company’s directors began receiving $1,000 stipend per month as compensation. This stipend was paid to all directors during the year ended August 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 1, 2008 with respect to the beneficial ownership of the outstanding shares of the Company's common stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.

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

Name and Address of Beneficial Owner	Title of Class	No. of Shares Beneficially Owned (1)		Percentage of Class Beneficially Owned
David M. Marks	Common	32,597,349	(2)	59.78%
1818 North Farwell Ave.
Milwaukee, WI 53202

Bryan Chance	Common	800,500	(3)	1.47%
c/o Titan Global Holdings, Inc.
1700 Jay Ell Drive, Suite 200
Richardson, Texas 75081

R. Scott Hensell	Common	100,000	(4)	*
c/o Titan Global Holdings, Inc.
1700 Jay Ell Drive, Suite 200
Richardson, Texas 75081

Kurt Jensen	Common	502,500	(5)	*
c/o Titan Global Holdings, Inc.
1700 Jay Ell Drive, Suite 200
Richardson, Texas 75081

Stephen S. Kennedy	Common	410,000	(6)	*
c/o Titan Global Holdings, Inc.
44358 Old Warm Springs Blvd.
Fremont, CA 94538

All Officers and Directors as a Group (6 persons)	Common	34,410,349	(7)	63.11%

Irrevocable Children's Trust	Common	10,969,522	(2)	20.12%
1818 North Farwell Avenue
Milwaukee, WI 53202

Farwell Equity Partners, LLP	Common	19,586,747	(2)	35.92%
1818 North Farwell Avenue
Milwaukee, WI 53202

Crivello Group, LLC	Common	2,972,754	(8)	5.45%
405-A Atlantis Road
Port Canaveral, FL 32920

(1)
Applicable percentage of ownership is based on 53,430,652 shares of common stock outstanding as of December 1, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of December 1, 2008 for each stockholder, as applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 1, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(3)	Includes 500,000 shares held by Mr. Chance and 300,000 shares issuable upon the exercise of currently exercisable options.
(4)	Includes 100,000 shares issuable upon the exercise of currently exercisable options.
(5)	Includes 502,500 shares held by Mr. Jensen.
(6)	Includes 360,000 shares issuable upon the exercise of currently exercisable options and 50,000 shares held by Mr. Kennedy.
(7)
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

(8)	Includes 2,972,754 shares held by Mr. Crivello, managing member of Crivello Group, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 28, 2007, the Company entered into a 6.5% promissory note with Frank Crivello, managing partner of the Crivello Group (a stockholder). The maturity date of the note was March 28, 2008. As of August 31, 2008, the outstanding balance of the note payable was $883. Payment on the note has not been made and the revised maturity date has not been determined as of December 1, 2008.

On February 29, 2008, the Company entered into a 10% promissory note with The Irrevocable Children’s Trust I and II (a stockholder). The note has a six-month term with all interest and principal due at maturity. As of August 31, 2008, the outstanding balance of the promissory note payable was $1,068 and a revised maturity date has not been determined as of December 1, 2008.

As of August 31, 2008, the Company owes $90 in other short term related party payables for advances or business expenses.

Effective March 4, 2008, Titan Electronics entered into a $55 promissory note with Stephen Kennedy. The note bears interest at an annual rate of 10% and matures on September 4, 2008. Interest is payable monthly and the principal amount is due at maturity. As of August 31, 2008, the outstanding balance of the promissory note payable was $55 and is included in the discontinued operations current liabilities balance. Stephen Kennedy is currently a Director of the Company. As of December 1, 2008, the note balance is outstanding and included in discontinued operations.

During the year ended August 31, 2007, the Company entered into a Finder’s Fee Agreement with Crivello related to the Appco purchase. Upon the closing of the acquisition, the Company agreed to pay a cash fee of $750,000 and issue 10,000,000 ten year warrants to Crivello. The Appco acquisition closed on September 17, 2007. As a result of the completion, the Company issued the warrants to Crivello and recorded a payable for the cash fee. The Company accounted for these transactions in the first quarter of fiscal year 2008. The warrants were subsequently cancelled.

At August 31, 2007, the Company had $108 in Accounts Receivable from Sky Net Distributors, LLC (“Sky Net”). Sky Net is partially owned by an employee of Oblio. Oblio’s results of operations are included in discontinued operations.

During the years ended August 31, 2008 and 2007, the Company had no independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Skoda Minotti and KBA Group LLP for professional services rendered for the fiscal years ended August 31, 2008 and 2007 and the Company's former independent auditors Wolf & Company, P.C.:

	KBA Group LLP		Wolf & Company, P.C		Skoda Minotti
Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees	Fiscal 2008 Fees	Fiscal 2007 Fees	Fiscal 2008 Fees
Audit - Fees (1)	$367,650	$250,277	$-	$48,147	$-
Audit-Related Fees (2)	-	17,525	-	8,500	-
Tax Fees (3)	40,200	47,181			-
All Other Fees (4)	26,100	47,181	-	-	-
Total Fees	$433,950	$362,164	$-	$56,647	$-

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended August 31, 2008 and 2007.

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
(4)
All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees and services related to certain accounting research and assistance with a regulatory matter.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

On August 7, 2008, the Company dismissed KBA Group LLP ("KBA") as its independent auditors and engaged Skoda, Minotti & Co. ("Skoda Minotti") as its independent auditors to audit its financial statements for its year ending August 31, 2008. This decision was approved by the Board of Directors of the Company. Prior to such engagement, the Company did not consult with Skoda Minotti regarding the application of accounting principles to a specific, completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements. Skoda Minotti audited the financial statements of Appalachian Oil Company, Inc., a wholly-owned subsidiary of the Company, for the years ended September 30, 2006 and 2005 and the year ended August 31, 2007.

During the fiscal years ended August 31, 2007 and 2006, and the subsequent interim period through the date of KBA's dismissal on August 7, 2008, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KBA, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the fiscal years ended August 31, 2007 and 2006.

KBA audited the Company's financial statements for the years ended August 31, 2007 and 2006. KBA's report for these periods did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

ITEM 15. EXHIBITS

Copies of all exhibits to this Form 10-K (including exhibits incorporated by reference) are available without charge upon the request of any stockholder addressed to Bryan Chance, Chief Executive Officer, Titan Global Holdings, Inc., 1700 Jay Ell Drive, Suite 200, Richardson, Texas 75081.

Exhibit Number	Description

3.1
Certificate of Incorporation of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-KSB, dated September 29, 2000. (Filing number: 002-98))

3.2
By-Laws of Titan Global Holdings, Inc. (Formerly Ventures-National Incorporated), as amended. (Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-KSB, dated September 29, 2000. (Filing number: 002-98))

10.01	2002 Stock Option Plan. (Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number: 333-102697))
10.02
2002 Stock Option Plan for Non-Employee Directors as amended (Previously filed and incorporated herein by reference to the SB-2 pre-effective amendment number 1 filed March 20, 2003. (Filing number: 333-102697))

10.03
Option/Purchase Agreement by and between Laurus Master Fund, Ltd and Titan Global Holdings, Inc. dated September 12, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 12, 2006 and filed on September 18, 2006)

10.04
Letter Agreement by and between Laurus Master Fund, Ltd and Titan Global Holdings, Inc. dated September 12, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 12, 2006 and filed on September 18, 2006)

10.05
Warrants to purchase Common Stock issued to Trilogy Capital Partners, Inc. dated September 20, 2006.) (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 20, 2006 and filed on September 26, 2006)

10.06
Letter of engagement between Trilogy Capital Partners, Inc. and Titan Global Holdings, Inc. dated September 20, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 20, 2006 and filed on September 26, 2006)

10.07
Warrant to purchase common stock at $1.00 to Cornell Capital Partners, LP dated October 10, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006)

10.08
Warrant to purchase common stock at $1.10 to Cornell Capital Partners, LP dated October 10, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006)

10.09
Securities Purchase Agreement dated October 10, 2006 between Titan Global Holdings, Inc. and Cornell Capital Partners, LP (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006)

10.10
Form of Convertible Debenture between Titan Global Holdings, Inc. and Cornell Capital Partners, LP (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006)

10.11
Investor Registration Rights Agreement dated October 10, 2006 between Titan Global Holdings, Inc. and Cornell Capital Partners, LP (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006)

10.12
Irrevocable Transfer Agent Instructions dated October 10, 2006 from Titan Global Holdings, Inc. to Continental Stock Transfer and Trust Co. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2006 and filed on October 16, 2006)

10.13
Amendment No. 5 to the Credit and Security Agreement between Oblio Telecom, Inc., Pinless, Inc., Farwell Equity Partners, LLC and CapitalSource Finance LLC dated November 14, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 14, 2006 and filed on November 20, 2006)

10.14
Loan and Security Agreement between Greystone Business Credit II LLC, Titan Global Holdings, Inc., Titan PCB West, Inc., Titan PCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., StartTalk, Inc. and Pinless, Inc., dated as of December 29, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 29, 2006 and filed on January 8, 2007)

10.15
Pledge Agreement by Titan General Holdings, Inc. in favor of Greystone Business Credit II LLC, dated as of December 29, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 29, 2006 and filed on January 8, 2007)

10.16
Pledge Agreement by Oblio Telecom, Inc. in favor of Greystone Business Credit II LLC, dated as of December 29, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 29, 2006 and filed on January 8, 2007)

10.17
Trademark Security Agreement by Oblio Telecom, Inc. in favor of Greystone Business Credit II LLC, dated as of December 29, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 29, 2006 and filed on January 8, 2007)

10.18
Amendment Agreement between Titan Global Holdings, Inc., Oblio Telecom, Inc. and F&L LLP, dated as of December 29, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 29, 2006 and filed on January 8, 2007)

10.19
Guaranty by Titan General Holdings, Inc. in favor of F&L LLP, dated as of December 29, 2006 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 29, 2006 and filed on January 8, 2007)

10.20
Settlement and Release Agreement by and between Sprint Communications Company L.P. and Oblio Telecom, Inc. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 18, 2007 and filed on March 26, 2007)

10.21
Asset Purchase Agreement among Titan Wireless RM, Inc. and Ready Mobile, LLC, DC Cellular Ventures, LLC, Asper Aliason Partnership, Eliason Management Company, Inc. and Jay Eliason dated as of April 8, 2007(Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 11, 2007 and filed on May 17, 2007)

10.22
Settlement Agreement and Release of Claims by and between Oblio Telecom, Inc. and Sprint Communications Company, L.P., dated May 31, 2007(11) Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 31, 2007 and filed on June 1, 2007)

10.23
Stock Purchase Agreement dated as of July 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 213, 2007)

10.24
Stock Purchase Agreement dated as of July 17, 2007 by and among Management Properties, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 17, 2007 and filed on July 23, 2007)

10.25
Addendum to Stock Purchase Agreement dated as of July 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 17, 2007 and filed on July 23, 2007)

10.26
Addendum to Stock Purchase Agreement dated as of July 17, 2007 by and among Management Properties, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 17, 2007 and filed on July 23, 2007)

10.27
Finders Fee Agreement between Crivello Group, LLC and Titan Global Holdings, Inc. dated as of July 27. 2007(Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 27, 2007 and filed on August 2, 2007)

10.28	Form of Warrant issued to Crivello Group, LLC (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 27, 2007 and filed on August 2, 2007)
10.29
Stock Purchase Agreement dated as of July 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. (Incorporated by reference to Titan’s Form 8-K filed with the SEC on July 23, 2007)

10.30
Addendum to Stock Purchase Agreement dated as of July 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict. (Incorporated by reference to Titan’s Form 8-K filed with the SEC on July 23, 2007)

10.31
Addendum to Stock Purchase Agreement dated as of August 29, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict (Previously filed and incorporated herein by reference to the Company’s Current Report filed with the SEC on July 23, 2007)

10.32
Addendum to Stock Purchase Agreement dated as of September 14, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.33
Addendum to Stock Purchase Agreement dated as of September 17, 2007 by and among Appalachian Oil Company, Inc., the James R. Maclean Revocable Trust, Sara G. Maclean, the Linda R. Maclean Irrevocable Trust and Jeffrey H. Benedict (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.34
Loan and Security Agreement dated September 17, 2007 with the Lenders that are parties thereto and Greystone Business Credit II L.L.C (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.35
Security Agreement between Appco-KY, Inc. and Greystone Business Credit II, L.L.C (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.36
Corporate Guaranty dated as of September 17, 2007 by Appco-KY, Inc (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.37
Corporate Guaranty by Appalachian Oil Company, Inc. and Appco-KY, Inc. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.38
Corporate Guaranty by Titan Global Holdings, Inc., Titan PCB West, Inc., Titan PCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., Starttalk, Inc., and Pinless, Inc. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.39
Trademark Security Agreement dated as of September 17, 2007 between Appalachian Oil Company, Inc. in favor of and Greystone Business Credit II, L.L.C. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.40
Stock Pledge Agreement dated as of September 17, 2007 by Appalachian Oil Company, Inc. to and for the benefit of and Greystone Business Credit II, L.L.C. (Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.41
Stock Pledge Agreement dated as of September 17, 2007 by Titan Global Holdings, Inc. to and for the benefit of and Greystone Business Credit II, L.L.C (Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.42
Purchase and Sale Agreement dated as of September 17, 2007 by and between Appalachian Oil Company, Inc. and Appco-KY, Inc., YA Landholdings, LLC and YA Landholdings 7, LLC. (Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.43
Form of Land and Building Lease Agreement between YA Landholdings, LLC and Appalachian Oil Company, Inc.(Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.44
Securities Purchase Agreement dated as of September 17, 2007 by and between Titan Global Holdings, Inc. and YA Global Investments, L.P.(Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.45
Registration Rights Agreement dated as of September 17, 2007 by and between Titan Global Holdings, Inc. and YA Global Investments, L.P.(Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.46
Security Agreement dated as of September 17, 2007 by and between Titan Global Holdings, Inc. and each of its subsidiaries listed on Schedule I thereto and YA Global Investments, L.P. (Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.47
Guaranty Agreement dated as of September 17, 2007 by and between Titan Global Holdings, Inc. and each of its subsidiaries listed on Schedule I thereto and YA Global Investments, L.P. (Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated September 17, 2007 and filed on September 21, 2007)

10.48
Form of Warrant issued to YA Global Investments, L.P. (Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K dated July 27, 2007 and filed on August 2, 2007)

10.49
Settlement Agreement by and among Oblio Telecom, Inc., Titan Global Holdings, Inc. and AT&T Corp. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2007 and filed on October 16, 2007)

10.50	Promissory Note issued by Oblio Telecom, Inc. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2007 and filed on October 16, 2007)

10.51
Stock Purchase Agreement dated as of July 30, 2007 by and among Titan Global Holdings, Inc., USA Detergents, Inc., USAD Metro Holdings, LLC and Uri Evan (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007)

10.52
Amendment to Stock Purchase Agreement dated as of October 17, 2007 by and among Titan Global Holdings, Inc., USA Detergents, Inc., USAD Metro Holdings, LLC and Uri Evan (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007)

10.53
Amendment No. 2 to Loan and Security Agreement dated as of October 16, 2007 by and between USA Detergents, Inc. and GBC Funding, LLC (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007)

10.54
Amendment No. 1 to Loan dated as of October 16, 2007 by and between Appalachian Oil Company, Inc., Greystone Business Credit II, L.L.C. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007)

10.55
Waiver, Consent and Amendment No.6 to Loan and Security Agreement dated as of October 16, 2007 by and among, Titan Global Holdings, Inc., Titan PCB West, Inc. Titan TCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., Start Talk, Inc., Pinless, Inc. Titan Card Services, Inc. and GBC Funding, LLC. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007)

10.56
Amendment No.7 to Loan and Security Agreement dated as of October 16, 2007 by and among, Titan Global Holdings, Inc., Titan PCB West, Inc. Titan TCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., Start Talk, Inc., Pinless, Inc. Titan Card Services, Inc. and GBC Funding, LLC. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007)

10.57
Corporate Guaranty executed by USA Detergents, Inc. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007)

10.58
Corporate Guaranty executed by 2007 by Titan Global Holdings, Inc., Titan PCB West, Inc. Titan TCB East, Inc., Oblio Telecom, Inc., Titan Wireless Communications, Inc., Start Talk, Inc., Pinless, Inc. Titan Card Services, Inc. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007)

10.59
Amendment No. 2 to Stock Pledge Agreement dated October 16, 2007 between Titan Global Holdings, Inc. and GBC Funding, LLC. (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 16, 2007 and filed on October 22, 2007)

10.60
Limited Recourse Assignment between Titan Nexus, Inc. and YA Global Investments, L.P., dated as of November 2, 2007.(Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 2, 2007 and filed on November 8, 2007)

10.61
Securities Purchase Agreement between Titan Global Holdings, Inc. and YA Global Investments, L.P., dated as of November 2, 2007 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 2, 2007 and filed on November 8, 2007)

10.62
Common stock purchase warrant issued to Bryan M. Chance, dated as of February 17, 2006 (Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-KSB filed December 15, 2006. (Filing number: 000-32847))

10.63
Employment Agreement dated August 18, 2006, between Oblio Telecom, Inc. and Bryan Chance (Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-KSB filed December 15, 2006. (Filing number: 000-32847)

10.64
Employment Agreement dated October 9, 2006, between Oblio Telecom, Inc. and R. Scott Hensell. (Previously filed and incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on November 29, 2007)

10.65
Common stock purchase warrant issued to Bryan Chance dated as of August 2, 2007. (Previously filed and incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on November 29, 2007)

10.66
Common stock purchase warrant issued to R. Scott Hensell, dated as of October 9, 2006. (Previously filed and incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on November 29, 2007)

10.67
Loan and Security Agreement between Titan Apparel, Inc. and Greystone Business Credit II, LLC (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2007 and filed on December 20, 2007)

10.68
Rescission of Grant of Warrant dated as of December 24, 2007 between Titan Global Holdings, Inc. and the Crivello Group, LLC (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 24, 2007 and filed on January 10, 2008)

10.69
Titan Modification Agreement dated as of June 12, 2008 among Titan Global Holdings, Inc., Titan Electronics, Inc. Titan East, Inc. Oblio Telecom, Inc., Titan Wireless Communications, Inc., Starttalk, Inc., Planet Direct, Inc. , Titan Card Services, Inc. Titan Nexus, Inc., Appalachian Oil, Company Inc., Titan Apparel, Inc. and American Value Brands, Inc. and GBC Funding, LLC and Greystone Business Credit II, L.L.C. (Filed herewith)

10.70
Stock Purchase Agreement, effective as of October 1, 2008 by and among Titan Global Holdings, Inc., Crescent Fuels, Inc. and Phillip Near (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 24, 2008 and filed on October 28, 2008)

10.71
Stock Purcahse Agreement, effective as of October 1, 2008 by and among Titan Global Holdings, Inc., Crescent Fuels, Inc. and Johnson Enterprises of Kansas, LLC, Jeff McREynolds, Karen E. Reeder Trust, Harrision F. Johnson, Jr. and Martha M. Johnson Trust (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 24, 2008 and filed on October 28, 2008)

10.72
Eleventh Forbearance & Modification Agreement by and among M&I Marshall & Isley Bank, Crescent Oil Company, Inc., Crescent Stores Corporation, Titan Global Holdings, Inc. and Phil Near (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 7, 2008 and filed on November 13, 2008)

16.1	Letter from KBA Group, LLP dated August 12, 2008 (Previously filed and incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 7, 2008 and filed on August 12, 2008)
21.1	Subsidiaries of the Company (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (filed herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TITAN GLOBAL HOLDINGS, INC.

By	/s/ Bryan Chance
Bryan Chance
Chief Executive Officer and
President
(Principal Executive Officer)

TITAN GLOBAL HOLDINGS, INC.

By	/s/ Scott Hensell
Scott Hensell
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Chance	Chief Executive Officer and President, Titan	December 1, 2008
Bryan Chance	Global Holdings, Inc. and Director

/s/ David Marks	Chairman	December 1, 2008
David Marks

/s/ Kurt Jensen	President, Titan Communications Division and	December 1, 2008
Kurt Jensen	Director

/s/ Stephen S. Kennedy	Director	December 1, 2008
Stephen S. Kennedy