Form 10-Q
period 2008-11-30
Titan Global Holdings, Inc.
filed 2009-01-20
CIK 770471

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of January 20, 2009 the Company had 53,430,652 shares of its par value $0.001 common stock outstanding.

TITAN GLOBAL HOLDINGS, INC.

STATEMENT REGARDING THIS REPORT

FORWARD-LOOKING INFORMATION

Statements in this report concerning the future sales, expenses, profitability, financial resources, product mix, market demand, product development and other statements in this report concerning the future results of operations, financial condition, and business of Titan Global Holdings, Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. Investors are cautioned that the Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service, dependence upon key personnel and the like.  The Company's most recent filings with the Securities and Exchange Commission, including Form 10-K, contain additional information concerning many of these risk factors, and copies of these filings are available from the Company upon request and without charge.

Titan Global Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except common stock share data)

	November 30,	August 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,921	$2,379
Restricted cash and short term investments	624	620
Accounts receivable, trade (less allowance for doubtful accounts of $31 and $109 and sales allowance of $112 and $0, respectively)	3,236	6,966
Inventory	7,179	10,910
Prepaid expenses and other current assets	718	1,062
Assets of discontinued operations, current	2,680	5,583
Total current assets	17,358	27,520

Equipment and improvements, net	10,141	10,512
Definite-lived intangible assets, net	501	584
Goodwill and indefinite-lived intangible assets	9,277	9,277
Capitalized loan fees, net	503	561
Other assets	51	9
Assets of discontinued operations, non-current	1,107	1,529
Total assets	$38,938	$49,992

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$16,639	$18,016
Accrued liabilities	4,983	4,990
Current portion of long-term debt	1,020	1,020
Related party - notes payable	2,856	2,791
Short-term notes payable	8	8
Loss in excess of investment of subsidiary	12,992	12,992
Liabilities of discontinued operations, current	30,683	25,679
Total current liabilities	69,181	65,496

Lines of credit	9,705	12,393
Long-term debt, net of discount of $3,766 and $4,090, respectively	4,526	4,865
Long-term derivative liabilities	6,983	3,181
Other long-term liabilities	1,913	1,901
Liabilities of discontinued operations, non-current	29,741	35,722
Total liabilities	122,049	123,558

Commitments and contingencies
Stockholders' deficit:
Common stock-$0.001 par value; 950,000,000 shares authorized; 54,754,809 shares issued: 53,430,652 outstanding	55	55
Additional paid-in capital	30,784	30,800
Accumulated deficit	(112,236)	(102,707)
Treasury stock, at cost, 1,324,157 shares	(1,714)	(1,714)
Total stockholders' deficit	(83,111)	(73,566)
Total liabilities and stockholders' deficit	$38,938	$49,992

The accompanying notes form an integral part of the condensed consolidated financial statements.

Titan Global Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended
	11/30/2008	11/30/2007

Sales - Energy division	$75,682	$90,015
Sales - Communications division	2,714	-
Total sales	78,396	90,015

Cost of sales - Energy division	68,923	84,924
Cost of sales - Communications division	2,684	-
Total cost of sales	71,607	84,924

Gross margin	6,789	5,091

Operating expenses:
Sales and marketing	136	23
General and administrative expenses	8,204	5,520
Amortization of intangibles	83	69

Loss from operations	(1,634)	(521)

Other income (expenses):
Other income	80	52
Interest expense	(1,227)	(628)
Gain (loss) on value of derivative instruments	(3,802)	2,417

Income (loss) before income taxes	(6,583)	1,320
Provision (benefit) for income taxes, net of valuation allowances	-	-

Net income (loss) from continuing operations	(6,583)	1,320
Loss from discontinued operations	(2,946)	(25,793)

Net loss	(9,529)	(24,473)

Accrual of preferred stock dividend	(34)	(34)
Net loss applicable to common stockholders	$(9,563)	$(24,507)

Net income (loss) applicable to common stockholders per share:
Basic and diluted
Continuing operations	$(0.12)	$0.03
Discontinued operations	(0.06)	(0.51)
Net loss	$(0.18)	$(0.48)

Number of weighted-average common shares outstanding:
Basic and diluted	53,430,652	50,543,634

The accompanying notes form an integral part of the condensed consolidated financial statements.

Titan Global Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	11/30/2008	11/30/2007
Cash flows from operating activities:
Net income (loss) from continuing operations	$(6,583)	$1,320
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	563	504
Bad debt and sales return expense	236	-
Non-cash compensation	18	5
Non-cash asset retirement obligation accretion expense	23	23
Non-cash interest expense	324	123
Amortization of debt discounts and bank fees	58	46
Amortization of intangibles	83	69
Gain (loss) on fair value of derivative liabilities	3,802	(2,417)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,494	(4,135)
Inventory	3,730	(844)
Prepaid expenses and other current assets	346	204
Other assets	(42)	53
Accounts payable and accrued liabilities	(2,016)	1,801
Other liabilities	(13)	426
Total adjustments	10,606	(4,142)
Net cash provided by (used in) operating activities of continuing operations	4,023	(2,822)
Net cash provided by (used in) operating activities of discontinued operations	1,721	(5,936)
Net cash provided by (used in) operating activities	5,744	(8,758)

Cash flows from investing activities:
Equipment and improvements expenditures	(195)	(86)
Restricted investment to collateralize obligation	(3)	(4,250)
Proceeds form sale of fixed assets	3	-
Cash paid to sellers of Appco	-	(30,000)
Cash provided by acquisitions	-	3,627
Net cash provided by (used in) investing activities of continuing operations	(195)	(30,709)
Net cash used in investing activities of discontinued operations	-	(347)
Net cash provided by (used in) investing activities	(195)	(31,056)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,000
Proceeds from sale leaseback transaction	-	15,000
Proceeds from issuance of long-term debt	-	11,000
Proceeds from lines of credit, net of repayments	(3,393)	9,543
Proceeds from related party notes	65	-
Payments on long-term debt	42	(3,972)
Capitalized loan fees	-	(775)
Purchase of treasury stock	-	(41)
Net cash provided by (used in) financing activities of continuing operations	(3,286)	35,755
Net cash provided by (used in) financing activities of discontinued operations	(1,801)	9,779
Net cash provided by (used in) financing activities	(5,087)	45,534

Net increase in cash and cash equivalents	462	5,720
Cash and cash equivalents at beginning of period including cash of discontinued operations	2,469	1,190

Cash and cash equivalents at end of period including cash of discontinued operations	$2,931	$6,910

Cash and cash equivalents at end of period of discontinued operations	$10	$1,054

Cash and cash equivalents at end of period of continuing operations	$2,921	$5,856

Titan Global Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow Continued
(In thousands)

	Three Months Ended
	11/30/2008	11/30/2007
Supplemental disclosures of cash flow information:
Interest Paid	$350	$906
Income Tax Paid	$-	$-

Non-cash activities:

Issuance of redeemable preferred stock for acquisition of note receivable	$-	$7,245

Issuance of common stock for acquisition of note receivable	$-	$4,000

The accompanying notes form an integral part of the condensed consolidated financial statements.

TITAN GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Titan Global Holdings, Inc. and its subsidiaries, (“Titan”, “We” or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are included herein. Operating results for the three-month period ended November 30, 2008 are not indicative of the results that may be expected for the fiscal year ending August 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended August 31, 2008 as filed with the Securities and Exchange Commission on December 1, 2008. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. All amounts referenced below are stated in thousands except shares and per share amounts unless otherwise noted.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of equipment and improvements, reserves for accounts receivable and inventory, allocation of purchase price for acquisitions, impairment of intangible assets, valuation of derivatives, fair value of equity instruments issued, resolution of discontinued operations, loss in excess of investment in subsidiary and sales returns.

Nature of Business

Organization:

The Company was organized under the laws of the State of Utah on March 1, 1985, with the primary purpose of seeking potential business enterprises which in the opinion of the Company's management would prove profitable. The Company was largely inactive through 2001.

Nature of Operations:

The Company currently operates in two market segments – (i) energy through our Titan Global Energy group and (ii) telecommunications through our Titan Communications group.

Energy Segment

Our operations include retail convenience stores and wholesale petroleum distribution in the Southeastern and Central United States.  We operate 78 convenience store locations in Tennessee, Oklahoma, Kentucky and Virginia, where we offer merchandise, foodservice, motor fuel and other services consistent with the convenience store industry.   In addition, we sell liquid motor fuels to an additional 160 locations through either wholesale distribution contracts or consignment arrangements primarily to convenience stores located in Tennessee, Kentucky, Virginia and North Carolina. During the three months ended November 30, 2008 and 2007, we distributed approximately 23,800 and 31,600, respectively, gallons of branded and unbranded motor fuel from refiners and terminal operators for our retail convenience store locations, wholesale distribution contracts and consigned locations. Our business experiences substantial seasonality due to customer behaviors during different seasons. In general, sales and operating income are highest in our third and fourth fiscal quarters which occur in the spring and summer months.  Our lowest activity months are during the winter months.

We offer Marathon, BP, Citgo and Exxon branded motor fuel and unbranded motor fuel.  We purchase our gasoline from these major oil companies, terminal operators and independent refiners.  We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements at the stated rack price or the market price quoted at each terminal as adjusted per the terms of the applicable contracts.  Our inventories of gasoline generally turn in approximately seven or less days.

Communications Segment

Our communications division provides its customers efficient, cost-effective international prepaid telecommunications calling cards.  We provide our end-user customers through our distribution network international prepaid calling cards that offer efficient calling options to foreign countries.  Prepaid, also known as pay-as-you-go and pay-in-advance, is service that is paid for prior to usage. Many consumers prefer prepaid because it offers improved budget controls, access and flexibility while not requiring deposits or constraining contracts. This method of payment has been widely used in foreign markets and is gaining acceptance in the United States. We generally design our cards on a region/country specific basis to offer our customers enhanced value to their preferred call destinations.  Our cards are generally sold in $2, $3 and $5 denominations.  The prepaid international calling cards we are currently distributing are sourced from one provider. We purchase the cards for a fixed price; mark the cards up, taking into consideration our fixed overhead and profit margin, and sell through our distribution network.

Discontinued Operations

In August 2008, the Company evaluated the operations of the Titan Electronics Group, which has been historically included in the Company’s electronics and homeland security division and determined to cease operations.  The Electronics Group includes Nexus, Titan East Inc. f/k/a Titan PCB East, Inc and Titan Electronics, Inc. The Company began liquidating the remaining assets including fixed assets, inventory and accounts receivable.  As such, the operations of Titan Electronics Group have been included as discontinued operations as of and for the three months ending November 30, 2008 and 2007.

In August 2008, the Company evaluated its communications division and determined to classify the operations of Oblio Telecom, StartTalk and Titan Wireless as discontinued. As such, the operations of a portion of the Communications division have been included as discontinued operations as of and for the three months ending November 30, 2008 and 2007.

In August 2008, the Company’s Titan Apparel subsidiary ceased operations and we began liquidating the remaining assets including inventory, accounts receivable and fixed assets.  The operations of Titan Apparel have been classified as discontinued operations as of and for the three months ending November 30, 2008 and 2007.

Liquidity:

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facilities. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of November 30, 2008, we had a total of $2,921 in unrestricted cash and cash equivalents, including $10 in cash from discontinued operations. As of November 30, 2008, we also had restricted cash and cash equivalents and short-term investments of $624 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

We currently intend to seek opportunities to acquire strategic assets that will enhance our holdings in our energy division.  .  On January 15, 2009, the Company closed on the acquisition of Crescent Fuels, Inc. (“Crescent Fuels”). The acquisition of Crescent Fuels increases the Company’s aggregate lines of credit with fuel suppliers and our unleveraged asset base.  Increased lines of credit with fuel suppliers decrease our reliance on financing our working capital needs through our asset based revolving credit facilities.  Increasing unleveraged assets creates more borrowing capacity under our revolving credit facilities.  The combination of these two factors increases the company’s liquidity and financing options and lowers our borrowing costs.  We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial.

Operating Activities - Cash provided by operating activities was $5,744 ($4,023 from continuing operations and $1,721 from discontinued operations) during the three months ended November 30, 2008 compared to cash used in operating activities of $8,758 ($2,822 used in continuing operations and $5,936 used in discontinued operations) during the three months ended November 30, 2007. The increase in cash provided by operations is due primarily to the decreases in accounts receivable and inventories net of the decrease in accounts payable. Decreases in accounts receivable, inventories and accounts payable were primarily due to lower fuels prices during the three months ended November 30, 2008.

Investing Activities - Cash used in investing activities was $195 ($195 used in continuing operations and $0 used in discontinued operations) during the three months ended November 30, 2008 compared to cash used in investing activities of $31,056 ($30,709 used in continuing operations and $347 used in discontinued operations) during the three months ended November 30, 2007. The decrease in cash used in investing activities is due primarily to $30,000 paid to the sellers of Appco in the three months ended November 30, 2007.

Financing Activities - Cash used in financing activities during the three months ended November 30, 2008 was $5,087 ($3,286 used in continuing operations and $1,801 used in discontinued operations) compared to cash provided by financing activities of $45,534 ($35,755 provided by continuing operations and $9,779 used in discontinued operations) during the three months ended November 30, 2007. The decreases in cash provided from financing activities in the three months ended November 30, 2008 is due primarily to credit line repayments. In the same period last year the Company’s received approximately $35,000 from a sale leaseback transaction, common stock issuance and long-term debt issuance.

 Note 2 – Acquisition

Acquisition of Crescent Fuels

The Company formed Titan Global Energy Group to acquire and manage complementary energy sector assets. On October 24, 2008 the Company entered into two stock purchase agreements, one with Phillip Near and one with Johnson Enterprises of Kansas, LLC, Jeff McReynolds, Karen E. Reeder Trust, Harrison F. Johnson, Jr., and Martha M. Johnson Trust, to purchase 100% of the outstanding common and preferred stock of Crescent Fuels. The acquisition closed on January 15, 2009. Crescent Fuels distributes motor fuels to approximately 360 wholesale and consignment locations and operates 36 convenience stores in Kansas, Oklahoma, Missouri, Louisiana and Arkansas.  The primary reason for the purpose of the acquisition was to broaden the geographical footprint of our fuel distribution and convenience store operations in our Titan Global Energy division.   The purchase price for the common and preferred stock of Crescent Fuels under the stock purchase agreements included shares of the Company’s common stock, warrants to purchase the common stock of the Company and cash.   This transaction will be recorded in the Company’s second fiscal quarter ending February 28, 2009.

On September 30, 2008, the Company entered into a continuing unconditional guaranty with Marshall & Isley Bank (“M&I”), the senior secured lender of Crescent Fuels’ subsidiary Crescent Oil Inc.  The unconditional guaranty is limited to $19,000.  In addition to the unconditional guaranty provided by the Company, additional guarantees are provided to M&I by a senior member of Crescent Fuels’ management.  Based on the guarantees, Crescent Fuels is considered a variable interest entity.  Management performed a quantitative analysis and determined the Company is not the primary beneficiary of Crescent Fuels and therefore the results of operations and the balance sheet should not be consolidated with the Company as of the date of the continuing unconditional guaranty.

Note 3 – Recent Accounting Pronouncements

In December 2007, the FASB issued FASB 141(R), ("Business Combinations") of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed (including contingent payments); requires expensing of all costs incurred in the transaction; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating FASB 141(R) and the effect that adopting FASB 141 (R) will have on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating SFAS 160 and the effect that adopting SFAS 160 will have on our results of operations or financial position.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. FAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of (i) How and why an entity uses derivative instruments (ii) How derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The Company is currently evaluating FAS 161, and how the effect that adopting FAS 161 will have on our results of operations or financial position.

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

During the period when they would be anti-dilutive, common stock equivalents (which during the three months ended November 30, 2008 consisted of employee options/warrants to purchase 550,000 common shares, warrants to purchase 11,730,000 common shares and preferred stock convertible into 3,252,238 common shares) are not considered in the computations. During the three months ended November 30, 2007 the common stock equivalents that were anti-dilutive and therefore not considered in the calculations consisted of employee options/warrants to purchase 1,492,500 common shares, warrants to purchase 12,230,000 shares and preferred stock convertible into 3,184,738 common shares.

Note 5 - Inventory

Inventory consisted of finished goods. There were no inventory reserves.

Discontinued operations inventories, net of allowance of $1,249 and $4,095 were $1,632 and $7,318 at November 30, 2008 and 2007, respectively.

Note 6 - Greystone Business Credit

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

The Company issued Greystone a warrant to purchase 500,000 shares of common stock at a price of $2.00 per share, exercisable for a period of five years.  Titan is obligated to register the common stock underlying the warrant within six months of the closing or by March 17, 2008.  As of January 20, 2009, the common stock underlying the warrant has not yet been registered.  No penalties have been assessed by Greystone related to this obligation.

At November 30, 2008 the revolver had an outstanding balance of $9,287 and the term notes had a carrying value of $2,969 (net of discount of $343) and an excess availability and an excess available credit of $0 based on actual borrowing capacity. The interest rate on the revolver and term loans was 5.5% at November 30, 2008.

Discontinued Operations of Communications and Electronics and Homeland Security Division

On December 29, 2006, the Company, together with all of its subsidiaries, entered into a credit facility with Greystone. The new credit facility with Greystone initially included a revolving line of credit (“Revolver”) in the maximum amount of $15,000 and also includes senior term loans of up to $7,950.

The revolver expires in December 2009, subject to earlier termination under certain circumstances. The revolving credit facility bears interest at a rate of 1.5%, plus the prime interest rate. Interest payments on the revolver are due monthly with principal paid at maturity. Revolver loans will be advanced based upon 85% of eligible accounts receivable and up to a maximum of 85% of eligible inventory, subject to certain limitations. The Company is required to have a minimum unused availability under the line of between $200 and $1,000. The Company was obligated to use any refunds on commercial taxes including Universal Service Fees (“USF”) to repay the term loans. As of November 30, 2008, the Company has no excess availability based on collateral under the line.

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

On October 13, 2008, the Company entered into Amendment #14 with Greystone.  The amendment created a borrowing account sub-limit for the loans related to the Company’s Planet Direct subsidiary to $3,000, acknowledged the formation of our Global Wholesale International Inc. subsidiary and defined what qualifies as an eligible account for borrowing base calculation purposes for Planet Direct.

As of November 30, 2008, the Term Loan B balance is $1,618 and the Revolver has a balance of $12,582 with an excess available credit of $0 based on actual borrowing capacity. Interest rates on the revolver were 4.25% on $12,282 and 5.5% on $299. Term Loan B has an interest rate of 10.75%. Loans B and the revolver are included in the Electronic and Homeland Security and Communications Divisions discontinued operations.

Debt Covenant Restrictions Related to Communications and Electronics and Homeland Security Debts

Maximum Cumulative Net Loss:	$1,000 on a cumulative basis for the period from September 1, 2006 through the end of the Term

Maximum Leverage Ratio:	Not applicable

Limitation on Purchase Money Security Interests:	$1,000

Limitation on Equipment Leases:	$1,000

Additional Financial Covenants:	None

The Company has met all covenant terms except the maximum cumulative net loss. The Company has received a written waiver from Greystone related to this covenant through November 30, 2009.  No penalties have been assessed related to this violation.

Discontinued Operations of Global Brands Division

On December 14, 2007, the Company through its subsidiary Titan Apparel, Inc. (“TAPP”) entered into a Loan and Security Agreement in connection with a Secured Party Bill of Transfer of the collateral of Global Brand Marketing Inc. (“GBMI”) with Greystone.  The credit facility includes a revolving line of credit in the maximum amount of $14,000.  The credit facility also includes a term loan of up to $2,000.   Loans will be advanced on the revolver based on a formula related to certain levels of eligible accounts receivable and inventory as defined in the agreement.  The agreement has a maturity date of December 29, 2009.  The revolving credit facility bears interest at 3% per annum in excess of the prime rate for a period of six months from the date of the loan and security agreement and 5% thereafter and the term loan bears interest at a rate of 5% per annum in excess of the prime rate for a period of six months from the date of the loan and security agreement and 7% thereafter.  The agreement contains a provision for a net sales participation fee calculated as 5% of net sales to be applied to the outstanding balance of the term loan until the term loan is paid in full and thereafter paid as a fee.  The agreement contains a provision for a sharing fee calculated as 25% of the net profits for the first four full fiscal quarters occurring after the loan agreement payable when the financial statements of the eligible fiscal quarter are delivered. As collateral for advances under the credit facility, TAPP has granted Greystone a security interest in all of its assets including all trademarks and patents.  The Company initially guaranteed the obligations of TAPP up to $250. In September 2008, the Company entered into an amendment to the parent guaranty of the TAPP Loan and Security Agreement with Greystone that limited the amount of the Company’s guaranty to a maximum of $2,500. At November 30, 2008 the revolver had an outstanding balance of $2,888 and the term note had a balance of $4,351 and an excess available credit of $0 based on actual borrowing capacity.  The interest rates on the revolving credit facility and term loans were 9% and 14.5% respectively, at November 30, 2008.

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

Concurrent with the modification agreement with Greystone, our Chairman, David Marks and Frank Crivello executed a joint and severable limited recourse guaranty of $5,000 for the debts of the Company owed to Greystone. In addition, Farwell Equity Partners II, LLC, a related party to David Marks and Frank Crivello executed a limited recourse guaranty for the debts of the Company owed to Greystone that is secured by 6,000,000 common shares of Marine Growth Ventures, Inc. common stock shares.  The Farwell Equity Partners II pledge is limited to the pledged shares.  The pledged Marine Growth Ventures, Inc. common shares are traded on the OTC Bulletin Board and were trading at $0.10 per share on January 7, 2009.

Note 7 – YA Global

On September 17, 2007, the Company issued a secured convertible debenture in the principal amount of $6,000 to YA Global which funds were advanced to us immediately. The Company pledged all of its assets and rights to secure this debenture subordinate to Greystone. Interest on the debenture accrues at 10% per annum. The debenture is convertible at the option of the holder into shares of common stock of Titan at a price of $2.25 per share. The debenture matures on September 17, 2010. Beginning on May 1, 2008 and continuing on the first business day of each successive month, the Company will make payments by converting such installment payment into shares of common stock provided certain equity conditions are met. The conversion price is equal to the lower of (i) $2.25 per share, or (ii) 90% of the lowest daily volume weighted average price of the common stock during the 15 consecutive trading days immediately preceding the conversion date. The Company may also at its option choose to redeem a portion or all of the installment payment by paying such amounts in cash plus a redemption premium of 10%. The Company may defer the payment of any installment payment to the maturity date if the volume weighted average price of the common stock equals 110% of the applicable conversion price for the consecutive 5 trading days prior to the notice due date for the applicable installment payment. Each installment amount shall be equal to all accrued and unpaid interest, plus the lesser of (a) the product of (i) $200 multiplied by a fraction of which the numerator is the original principal amount and the denominator of which is the aggregate purchase price paid under the Purchase Agreement and (b) the principal amount of the debenture on the installment payment date.

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

The note was issued with a beneficial conversion feature. At issuance, the note was recorded at $1,831 with an associated discount of $4,169.  The discount will be amortized over the 36 month term of the note. At November 30, 2008, the note had a recorded balance of $2,577 with an unamortized discount of $3,423. No payments have been made and the Company has not been notified of any defaults.

Note 8 – Seller-Financed Notes and Preferred Stock in Discontinued Operations

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

•	The Series A Preferred is non-voting, subordinate to all Greystone debt and has a preference in liquidation of $12,345 as of November 30, 2008.

On the same date, pursuant to the amendment, F&L agreed to extend the maturity date of the notes to March 31, 2009, and increase the interest rate to 5% per annum. Oblio will make monthly payments of $179, commencing January 31, 2007. In connection with the amendment, the Company issued 250,000 shares of common stock valued at $253 to F&L LLP. In addition, the Company agreed to guaranty the payment to be made by Oblio. No payments have been made since July 2007 and the Company is currently being sued by F&L, as discussed in Note 15.

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

As of November 30, 2008, the Company has recorded $3,570 as debt related to the note and $4,912 related to the preferred stock (which includes $412 in accrued dividends).  No dividend payments have been made as of January 19, 2009. The Series A Preferred Stock in included in the discontinued operations long-term liabilities at November 30, 2008 and 2007.

Note 9 – Titan Electronics Convertible Preferred Stock in Discontinued Operations

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

Note 10 – Leases

Operating Leases

The Company through its Appco subsidiary operates 78 leased convenience stores in Tennessee, Oklahoma, Kentucky, and Virginia. The convenience store non-cancellable leases expire at various dates between 2009 and 2027 with monthly rents from $1 to $20. Real estate taxes, insurance, and maintenance expenses are obligations of the Company.

The Company also leases facilities for the telecommunications division and administrative headquarters.

Rent expense for continuing operations totaled $1,174 and $907 for the three months ended November 30, 2008 and 2007, respectively. Rent expense for discontinued operations totaled $12 and $482 for the three months ended November 30, 2008 and 2007, respectively.

Note 11 – Long-Term Debt

Long-term debt consisted of the following:

Issue	Interest	Expiration
Date	Rate	Date	Instrument	2008
09/17/2007	5.50%	09/17/2012	$20,000 Secured Revolving Note	9,286
09/17/2007	5.5% to 7.25%	09/17/2012	$5,200 Term Notes	3,312
09/17/2007	10%	09/17/2010	$6,000 Convertible Debentures	6,000
12/14/2007	5.50%	12/29/2009	$3,000 Secured Revolving Note	419
Total debt				19,017
Less discount from warrants and derivatives				(3,766)
Total carrying value of debt				15,251
Less current portion of long-term debt				(1,020)
Total long-term debt				$ 14,231

Long-term debt repayments are due as follows:

Fiscal Year	YA Global	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2009	$-	$-	$1,020	$1,020
2010	-	419	1,020	$1,439
2011	6,000	-	1,005	$7,005
2012	-	9,286	267	$9,553
	$6,000	$9,705	$3,312	$19,017

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

At each reporting date, the Company estimates the fair values of all derivatives and changes in the fair value are charged to operations. For embedded and free-standing derivatives valued using the Black-Scholes option pricing model the following assumptions were used: (1) contractual term of 3 to 7 years; (2) volatility of 140%, (3) risk free interest rates between 2.27% and 4.11% and (4) dividend rate of 0%.

The fair value of the individual long-term embedded and free standing derivatives at November 30, 2008 is as follows:

Issue Date	Expiration Date	Instrument	Exercise Price per Share	2008
9/17/07	9/17/12	Long-term fair value of conversion feature of convertible debenture		$6,533
Long-term embedded derivatives				6,533

9/17/07	9/17/12	500,000 Warrants	$2.00	153
9/17/07	9/17/12	525,000 Warrants	$2.47	152
9/17/07	9/17/12	525,000 Warrants	$2.81	145
Total long-term free-standing derivatives				450

	Total embedded and free-standing derivative liabilities			$6,983

Note 13 – Related-Party Note Payables and Transactions

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

On September 28, 2007, the Company entered into a 6.5% promissory note with Frank Crivello, (Crivello) managing partner of the Crivello Group (a stockholder).  The maturity date of the note was March 28, 2008.  As of November 30, 2008, the outstanding balance of the note payable was $988.  Payment on the note has not been made and the revised maturity date has not been determined as of January 20, 2009.

On February 29, 2008, the Company entered into a 10% promissory note with The Irrevocable Children’s Trust I and II (a stockholder). The note has a six-month term with all interest and principal due at maturity.  As of November 30, 2008, the outstanding balance of the promissory note payable was $960 and a revised maturity date has not been determined as of January 20, 2009.

Effective March 4, 2008, Titan Electronics entered into a $55 promissory note with Stephen Kennedy.  The note bears interest at an annual rate of 10% and matured on September 4, 2008.  Interest is payable monthly and the principal amount is due at maturity.  As of November 30, 2008, the outstanding balance of the promissory note payable was $55 and is included in the discontinued operations current liabilities balance. Stephen Kennedy is currently a Director of the Company. As of January 20, 2009, the note balance of $55 is outstanding and a revised maturity date has not been determined.

As of November 30, 2008, the Company owes $114 in accrued interest payable and $44 in other business expense payables.

Related party interest expense was $ 67 in the three months ended November 30, 2008.

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

Note 14 - Stock Options and Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. The Company recognizes compensation expense of a stock-based award over the vesting period based on the fair value of the award on the grant date, net of forfeitures. The fair value of stock options granted is calculated under the Black-Scholes option-pricing model. No stock-based compensation awards were granted during the three months ended November 30, 2008.

Employee stock option activity is summarized as follows:

Three Months Ended
11/30/2008
Outstanding, September 1, 2008	1,094,167
Granted	-
Exercised	-
Forfeited/Expired	(544,167)
Outstanding, November 30, 2008	550,000

Non-vested, September 1, 2008	16,667
Grants	-
Vested	-
Forfeitures	(16,667)
Non-vested, November 30, 2008	-

Average exercise price per share:	$1.18
Outstanding, September 1, 2008	$-
Granted	$0.91
Forfeited/expired	$0.78
Outstanding, November 30, 2008	$0.78
Exercisable	$1.18
Non Vested, September 1, 2008	$-
Non-vested, November 30, 2008

Weighted-average grant date fair value:	$1.10
Non-vested, September 1, 2008	$-
Grants	$-
Vested	$1.10
Forfeited	$-
Non-vested, November 30, 2008

Weighted-average remaining term of outstanding options and warrants	3.83 years
Weighted-average remaining term of exercisable options and warrants	3.83 years

Note 15– Treasury Stock

On May 9, 2007, the Company’s Board of Directors approved a 4,000,000 share open market buyback program.  The Board cited its attractive share price, as well as, reported record financial revenue results and strategic progress from its various business units in making this decision.  As of November 30, 2008, the Company had repurchased 1,274,157 shares for $1,660 including transaction costs under the repurchase program. The Company did not make any repurchases during the three months ended November 30, 2008.

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

Note 16 – Litigation

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

The following matters are pending:

ACE TECH CIRCUIT CO., LTD.
On or about September 2008, the Company was notified of a collections lawsuit filed by Ace Tech Circuit Co., Ltd. ("Ace Tech").  The lawsuit alleges the Company is the dba of its subsidiary Titan PCB West and Titan Electronics.  Ace Tech is seeking approximately $459 for alleged failure to pay for delivered product. The Company has accrued $422 of the amounts alleged to be due in its accounts payable as of November 30, 2008 and is disputing the difference of $37.

ADVANCED SURFACE FINISHING
In July 2008, the Company's subsidiary Titan PCB West n/k/a Titan Electronics, Inc. (“Titan Electronics”) was notified of a collections lawsuit and a writ of attachment granted to Advanced Surface Finishing ("AFS").  AFS is seeking approximately $143 from Titan Electronics for alleged failure to pay for delivered product. The Company has accrued $58 of the amounts alleged to be due in its accounts payable as of November 30, 2008 and is disputing the difference of $85.

ALLSTATE PRINTING & PACKAGING, INC
On March 25, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Allstate Printing & Packaging, Inc. (“Allstate”). Allstate is seeking $86 for alleged unpaid invoices for services rendered in Passaic County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at November 30, 2008.

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

CLIFTON PREPAID COMMUNICATIONS CORP.
On August 21, 2007, Oblio filed suit against Clifton Prepaid Communications Corp., Clifton Pre-Paid Corp, and Aref Aref (collectively “Clifton”) for non-payment of invoices related to services rendered in the District Court, 199th Judicial District, Collin County, Texas. Oblio seeks $2,199 in payment plus pre-judgment interest, post judgment interest at the maximum lawful rate from July 30, 2007 until judgment at the rate of six percent per annum, and reasonable and necessary attorney fees and costs. Oblio also obtained Writs of Garnishment against Clifton’s funds on deposit with Bank of America, N.A. and J.P. Morgan Chase Bank.  As a result of the Writs of Garnishment, Oblio trapped approximately $140 in Clifton’s bank accounts.  Clifton has unsuccessfully attempted to dissolve the Writ of Garnishment.  On September 22, 2008, the district court entered a final judgment against Clifton Prepaid Communications Corp. and Clifton Pre-Paid Corp. in the amount of approximately $2,500.  The final judgment did not include Aref Aref because two weeks prior to trial, Aref Aref filed for personal bankruptcy in an effort to thwart Oblio’s collection efforts.  On or about October 1, 2008, the district court entered judgment in the bankruptcy action directing Bank of America, N.A. and J.P. Morgan Chase Bank to release the garnished funds to Oblio, which was received on December 8, 2008. As of November 30, 2008, the Company has fully reserved and allowed for the $2,199 in accounts receivable from Clifton less the amounts captured in the Writ of Garnishment.

FASTPRINT CIRCUIT TECHNOLOGIES
In August 2008, the Company was notified of a collections lawsuit filed by Fastprint Circuit Technologies (“Fastprint”). Fastprint is in the process of amending its lawsuit to name the Company's subsidiary Titan Electronics as the defendant.  No specific demand has been made although Fastprint seeks damages for alleged failure to pay for delivered product.

GEOTEL INTERNATIONAL, LC
On January 31, 2008, the Company’s subsidiary, StartTalk, was notified, via a process server, that it was being sued by Geotel International, LC (“Geotel”). Geotel is seeking $73 for alleged unpaid invoices for services rendered in Miami-Dade County: Circuit Court, FL. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at November 30, 2008.

HAWAII GLOBAL EXCHANGE, INC. AND TRANSPAC TELECOM, INC.
On December 21, 2007, the Company’s subsidiary Oblio, filed a lawsuit against Hawaii Global in 162nd Judicial District Court of Dallas County, Texas.  Oblio sought to recover $1,319 for unpaid product.  Hawaii Global then removed the lawsuit to the United States District Court for the Northern District of Texas.  Hawaii Global then moved to dismiss the Texas lawsuit based upon lack of personal jurisdiction and in the alternative to transfer the Texas lawsuit to the United States District Court of Hawaii.  The District Court denied Hawaii Global’s motion to dismiss and or transfer.  On January 29, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Hawaii Global Exchange, Inc. and Transpac Telecom, Inc. (“Transpac”). Transpac is alleging violation of the Communications Act, breach of oral contract, promissory estoppel, and intentional interference with contractual relations and/or prospective economic advantage in US District Court, HI. Oblio then filed a motion to dismiss the Hawaii lawsuit based upon lack of personal jurisdiction or, in the alternative, to transfer the Hawaii lawsuit to Texas.  Although Hawaii Global and Transpac have opposed the motion to dismiss, they have consented to the transfer of the Hawaii lawsuit to the Northern District of Texas.  The Hawaii lawsuit has been transferred and consolidated with the Texas Lawsuit.  Hawaii Global has joined the Company, Bryan Chance, Kurt Jensen, Frank Crivello, and David Marks as parties to the lawsuit. The Company disputes these allegations and will defend itself, and Management is unable to estimate the ultimate liability, if any, related to this claim at November 30, 2008. As of November 30, 2008, the Company has fully reserved and allowed for the $1,319 in accounts receivable from Hawaii Global.

ILDN WEST, LLC
On January 5, 2009, the Company and its subsidiaries, Oblio, Titan Communications and Planet Direct were notified that it was being sued by ILDN West, LLC (“ILDN”).  ILDN is seeking $239 for alleged unpaid invoices for services rendered in Los Angeles County: Superior Court, California.  This action is currently pending.  The Company has accrued  the amounts alleged to be due in its accounts payable as of November 30, 2008.

INTERNATIONAL ELECTRONIC COMPONENTS USA
On or about September 2008, the Company was notified of a collections lawsuit filed by International Electronic Components USA ("IEC") against the Company and its subsidiary Titan PCB West and several individuals.  IEC obtained a writ of attachment against subsidiary Titan PCB West.  IEC alleges the Company is the alter ego of its subsidiary Titan PCB West and is seeking approximately $235 for alleged failure to pay for delivered product.  A motion to quash service of summons and complaint as against the Company has been filed. The Company has accrued the amounts alleged to be due in its accounts payable at November 30, 2008.

LANHAM ACT LAWSUIT
On February 15, 2008, Oblio filed a lawsuit in the United States District Court for the Northern District of Texas against various individuals and entities alleging trademark infringement under the Lanham Act.  Many of the defendants have filed motion to dismiss which are currently pending before the Court.

LATIN AMERICAN VOIP, INC
On December 26, 2007, the Company and its subsidiaries, Oblio and StartTalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”).  Latin American VOIP is seeking $723 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida.  This action is currently pending.  The Company has accrued $630 of the amounts alleged to be due in its accounts payable as of November 30, 2008 and is disputing the difference of $93.  On December 17, 2008, the plaintiff, Latin American VOIP, voluntarily dismissed without prejudice all of its claims against the defendants.

LEVEL 3 COMMUNICATIONS, LLC
On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. On May 14, 2008, Oblio entered into an Agreed Judgment in the amount of $2,042.  As of November 30, 2008, Oblio has accrued the amount of the Agreed Judgment in accounts payable.

PALPILOT
In August 2008, the Company's subsidiary Titan PCB West f/k/a Titan EMS was notified of a collections lawsuit filed by Palpilot.  Palpilot is seeking approximately $99 for alleged failure to pay for delivered product. The Company has accrued the amounts alleged to be due in its accounts payable at November 30, 2008.

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

TOUCH TELL, INC.
On December 21, 2007, Oblio filed suit in Dallas County, Texas, against Touch Tell, Inc. (“Touch Tell”) for $1,300 in unpaid product.  Oblio also initially obtained a pre-judgment Writ of Garnishment against Touch Tell’s bank trapping $1,300.  Touch Tell filed a counterclaim that claims that after allowing for credits, deactivations, and returns, Oblio owes Touch Tell approximately $268.  Touch Tell successfully reduced the amount of the garnishment to $477.  At November 30, 2008, Oblio has recorded accounts receivable from TouchTell equal to the garnishment of $477. No amounts have been recorded or accrued related to the counter-claim.

WESTERN PRINT & MAIL, LLC
On January 25, 2008, the Company’s subsidiary Titan Wireless was notified, via a process server, that it and Ready Mobile, LLC were being sued by Western Print & Mail, LLC (“Western”). Western is seeking $71 including late charges from Ready Mobile, LLC. Western is seeking $183 from Titan Wireless, which includes the $71 from Ready Mobile, LLC and $112 including late charges from Titan Wireless, for alleged unpaid invoices for services rendered in Iowa District Court for Linn County. This action is currently pending.  The Company has not accrued any amounts related to the charges incurred by Ready Mobile, LLC. As per the asset purchase agreement with Ready Mobile, LLC, this liability was not assumed, and therefore is not a responsibility of the Company. In addition, the Titan Wireless liability was assumed by Boomerang Wireless, Inc. on January 25, 2008 with the sale of certain CMDA assets.

OTHER LEGAL MATTERS
As of November 30, 2008, the Company has fully reserved and allowed (through its allowance for doubtful accounts $15,736 and its allowance for sales returns $3,672) $19,408 in accounts receivable recorded for the communications operations classified as discontinued operations associated with the  matters referenced above, including Clifton.

Note 17 – Commitments and Contingencies

In January 2007, prior to the Company’s purchase of Appco, Appco entered into a settlement agreement with one of its cigarette vendors totaling $2,500.  The settlement was in response to an investigation by the Federal Bureau of Alcohol, Tobacco and Firearms related a buy-down marketing program and certain contractual limitations with a cigarette vendor.  Appco satisfies this obligation through the application of marketing funds that would have been otherwise received from the vendor through a marketing program.  As of November 30, 2008, $632 of the original settlement obligation remains unpaid all of which is a current liability.

Note 18 - Segment Information

The Company currently operates in two market segments – (i) energy through our Titan Global Energy group and (ii) telecommunications through our Titan Communications group.

The Company, through its subsidiaries Titan Communications and Pinless, dba Planet Direct, is engaged in the creation, marketing, and distribution of prepaid telephone cards and other related activities.  The Company considers this its communications business segment.

The Company, through its Appco subsidiary, distributes petroleum fuels and operates retail convenience stores.  The Company considers this its energy business segment.

	Three Months Ended
	11/30/2008
	Comm	Energy	Corp.	Total
Sales:	$2,714	$75,682	$-	$78,396
Interest expense:	73	654	500	1,227
Net loss from continuing operations	(790)	(354)	(5,439)	(6,583)
Identifiable assets-continuing operations, net	1,400	33,095	656	35,151
Accounts receivable, net:	358	2,878	-	3,236
Inventory, net	700	6,479	-	7,179
Equipment and improvements, net:	118	9,877	146	10,141
Depreciation expense:	1	529	33	563
Goodwill and indefinite lived intangible assets:	-	9,277	-	9,277
Definite lived intangible assets, net	-	501	-	501

	Three Months Ended
	11/30/2007
	Comm	Energy	Corp.	Total
Sales:	$-	$90,015	$-	$90,015
Interest expense:	-	381	247	628
Net income (loss) from continuing operations	-	(435)	1,755	1,320
Identifiable assets-continuing operations, net	-	43,751	9,147	52,898
Accounts receivable, net:	-	9,680	-	9,680
Inventory, net	-	8,732	-	8,732
Equipment and improvements, net:	-	11,978	137	12,115
Depreciation expense:		547	12	559
Goodwill and indefinite lived intangible assets:	-	9,277	-	9,277
Definite lived intangible assets, net:	-	831	-	831

All the Company's facilities are located in the United States and the majority of the Company's sales are made within the United States.  There were no intersegment sales during the periods shown above.

Note 19- Deconsolidated Subsidiary and Bankruptcy Filing in Global Brands Segment

USAD

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

In connection with the deconsolidation of USAD from the operating results of the Company on June 12, 2008, a cumulative loss in excess of investment in subsidiary is carried as a liability until such time as the Company is formally relieved from its obligations by the bankruptcy court.  As of November 30, 2008, this liability was $12,992.  The loss in excess of investment in subsidiary is comprised of the net equity in USAD.

Note 20 – Discontinued Operations

Titan Electronics Group Discontinued Operations

In August 2008, the Company evaluated the operations of the Titan Electronics Group, which has been historically included in the Company’s electronics and homeland security division and determined to cease operations.  The Electronics Group includes Nexus, Titan East Inc. f/k/a Titan PCB East, Inc and Titan Electronics, Inc. The Company is currently liquidating the remaining assets including fixed assets, inventory and accounts receivable.  As such, the operations of Titan Electronics Group have been included as discontinued operations as of and for the period ending November 30, 2008 and 2007.

The results of operations for the three months ended November 30, 2008 and 2007 of the discontinued Electronics Group subsidiaries are as follows:

	Three months ended
	11/30/08	11/30/07

Sales	$(159)	$6,781

Cost of sales	239	6,120

	(398)	661
Operating expenses
Sales and marketing	83	574
General and administrative	239	679
Bad debt expense	157	33
Amortization of intangibles	-	-
Loss from operations	(877)	(625)

Other income (expense)
Interest expense	(131)	(189)
Gain (loss) on value of derivative instruments	(933)	1,388
Gain on disposal of assets	107	-
Other income	20	-
Gain (loss) before provision for income taxes	(1,814)	574

Provision for income taxes	-	-

Gain (loss) available to common stockholders	$(1,814)	$574

Depreciation expense included in Cost of sales was $0 and $180 for the years ended November 30, 2008 and 2007, respectively.

The principal balance sheet items of the assets held for sale as of November 30, 2008 and 2007 are stated below:

	11/30/08	11/30/07
Current Assets
Cash and cash equivalents	$-	$441
Accounts receivable, trade (less allowance for doubtful accounts and sales allowance of $185 and $1,053)	112	4,784
Inventory, net	404	2,405
Prepaid expenses and other assets	37	40
Total current assets	$553	$7,670

Non-current assets
Equipment and improvements, net	$916	$3,217
Goodwill and indefinite-lived intangibles	-	8,571
Other assets	-	162
Total non-current assets	$916	$11,950

Current liabilities
Accounts payable, trade	$4,165	$3,069
Accrued liabilities	285	1,296
Related party payable	55	-
Current portion of long-term debt, net	328	339
Short-term notes	439	320
Total current liabilities	$5,272	$5,024

Non-current liabilities
Lines of credit	$300	$4,195
Redeemable, convertible preferred stock	7,245	7,245
Long-term derivative liabilities	3,016	10,702
Long-term debt	338	597
Other long-term liability	-	118
Total non-current liabilities	$10,899	$22,857

Long-term debt as of November 30, 2008 consisted of the following:

Issue	Expiration		Outstanding at
Date	Date	Instrument	11/30/2008
12/29/2006	12/01/2010	$20,000 Line of Credit	$300
02/11/2008	02/01/2011	$830 Term Notes	396
11/30/2007	08/31/2010	Other	270
			966
Less current portion of long-term debt			(328)
Total long-term debt			$638

Long-term debt repayments are due as follows:

Fiscal Year	Other	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2009	$120	$-	$208	$328
2010	120	300	188	608
2011	30	-	-	30
	$270	$300	$396	$966

Communications Division Discontinued Operations

In August 2008, the Company evaluated its communications division and determined to classify the operations of Oblio Telecom, StartTalk and Titan Wireless as discontinued.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews intangibles for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires management to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges were recorded in the fiscal year ended August 31, 2007. In the year ended August 31, 2008, management committed to a plan to dispose of certain assets and liabilities of certain operations in the Communications division.

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

The results of operations for the three months ended November 30, 2008 and 2007 of the discontinued Communications subsidiaries are as follows:

	Three months ended
	11/30/08	11/30/07

Sales	$-	$22,328

Cost of sales	-	18,270

	-	4,058
Operating expenses
Sales and marketing	-	98
General and administrative	13	2,218
Bad debt expense	94	4,493
Depreciation expense	-	69
Amortization of intangibles	-	1,363
Loss from operations	(107)	(4,183)

Other income (expense)
Gain (loss) on value of derivative instruments	(433)	738
Interest expense	(413)	(647)
Loss on impairment	-	(14,573)
Gain on disposal of assets	159
Other expense	-	(4)
Loss before provision for income taxes	(794)	(18,669)

Provision for income taxes	-	-
Accrual of preferred stock dividend	(34)	(34)

Loss available to common stockholders	$(828)	$(18,703)

The principal balance sheet items of the assets held for sale as of November 30, 2008 and 2007 are stated below:

	11/30/08	11/30/07
Current Assets
Cash and cash equivalents	$-	$168
Accounts receivable, trade (less allowance for doubtful accounts and sales allowance of $16,060 and $10,798 )	776	7,605
Inventory, net	-	251
Prepaid expenses and other assets	79	371
Total current assets	$855	$8,395

Non-current assets
Equipment and improvements, net	$-	$626
Definite-lived intangible assets, net	-	4,633
Capitalized loan fees	191	368
Total non-current assets	$191	$5,627

Current liabilities
Accounts payable, trade	$12,208	$11,613
Accrued liabilities	685	676
Deferred revenue	-	10,471
Related party note	-	250
Current portion of long-term debt, net	510	511
Long-term seller-financed note, current	3,570	2,147
Total current liabilities	$16,973	$25,668

Non-current liabilities
Lines of credit	$12,282	$13,343
Long-term debt	1,108	1,392
Long-term seller-financed note	-	1,354
Redeemable, convertible preferred stock	4,912	4,777
Long-term derivative liabilities	540	2,315
Total non-current liabilities	$18,842	$23,181

Long-term debt as of November 30, 2008 consisted of the following:

Issue	Expiration		Outstanding at
Date	Date	Instrument	11/30/2008
08/12/2005	03/31/2009	$4,823 Seller-Financed Debt	$3,570
12/29/2006	12/29/2009	$20,000 Line of Credit	12,282
12/29/2006	07/01/2009	$7,608 Term Notes A & B	1,618
Total debt			17,470
Less current portion of long-term debt			(4,080)
Total long-term debt and seller financed note			$13,390

Long-term debt repayments are due as follows:

Fiscal Year	F&L Note	Greystone Revolvers	Greystone Term Debt	Total Long- Term Debt
2009	$3,570	$-	$510	$4,080
2010	-	12,282	1,108	13,390
	$3,570	$12,282	$1,618	$17,470

Global Brands Discontinued Operations

In August 2008, the Company’s Titan Apparel subsidiary ceased operations and we began liquidating the remaining assets including inventory, accounts receivable and fixed assets.  The operations of Titan Apparel have been classified as discontinued operations as of and for the period ending November 30, 2008.

The results of operations of the discontinued Titan Apparel subsidiaries are as follows:

	Three months ended
	11/30/08	11/30/07

Sales	$372	$3,183

Cost of sales	(13)	3,205

	385	(22)
Operating expenses
Sales and marketing	-	515
General and administrative	150	342
Bad debt expense	351	31
Depreciation expense	-	26
Amortization of intangibles	-	64
Loss from operations	(116)	(1,000)

Other income (expense)
Interest income	-	41
Interest expense	(232)	(170)
Loss on impairment	-	(6,569)
Gain on disposal of assets	10	-
Loss before provision for income taxes	(338)	(7,698)

Provision for income taxes	-	-

Loss available to common stockholders	$(338)	$(7,698)

The principal balance sheet items of the assets held for sale as of November 30, 2008 are stated below:

	11/30/08	11/30/07
Current Assets
Cash and cash equivalents	$9	$446
Accounts receivable, trade (less allowance for doubtful accounts of $754 and $1,377)	35	4,176
Inventory, net	1,228	4,661
Prepaid expenses and other assets	-	828
Total current assets	$1,272	$10,111

Non-current assets
Equipment and improvements, net	$-	$2,052
Definite-lived intangible assets, net	-	2,496
Other assets	-	98
Total non-current assets	$-	$4,646

Current liabilities
Accounts payable, trade	$769	$7,794
Accrued liabilities	431	2,689
Current portion of long-term debt, net	4,351	869
Short term notes	-	1,250
Lines of credit, current	2,887	-
Total current liabilities	$8,438	$12,602

Non-current liabilities
Lines of credit	$-	$6,581
Long-term debt	-	2,866
Other Long-term liability	-	300
Total non-current liabilities	$-	$9,747

Debt as of November 30, 2008 consisted of the following:

Issue	Expiration		Outstanding at
Date	Date	Instrument	11/30/2008
12/14/2007	12/29/2009	$14,000 Secured Revolving Note	$2,887
12/14/2007	12/29/2009	$2,000 Term Notes	4,351
Total debt			7,238
Less current portion of long-term debt			(7,238)
Total long-term debt			$-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading “Forward Looking Information/Risk Factors. ” This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with its unaudited condensed consolidated financial statements and the related notes included elsewhere in this report.

Overview

All amounts excluding share and per share amounts referenced below are stated in thousands unless otherwise noted.

Summary Corporate Background

Titan Global Holdings (the “Company”, “We”, “Us”, “Our” or “Titan”) is a holding company owning subsidiaries engaged in a number of diverse business activities.  The most material of these are in the energy and telecommunications industries.  We own and are in the process of discontinuing operations in the electronics manufacturing, and apparel industries.  The Company is domiciled in the state of Utah and its corporate headquarters are in Richardson, Texas.

Our operating subsidiaries are managed in a decentralized fashion.  Our corporate headquarters provides very limited support to our operating subsidiaries and there is minimal involvement by the corporate headquarters in running the day-to-day business activities of our operating units.  Our corporate headquarters participates and is ultimately responsible for arranging financing, allocating capital, sourcing senior leadership and influencing the strategic direction of each operating unit.

We are opportunistic buyers of companies that offer a value proposition either through initiating operating efficiencies by our experienced management team and or synergies with our existing operations.  In either case, our management team is experienced in financing acquired operations with innovative lenders with what we perceive as minimal dilution to our existing shareholders.  The Company is committed to serving our shareholders and customers through our endeavors in a variety of businesses.   The Company pursues opportunities in a variety of industries as part of a diversification strategy coupled with opportunistic acquisitions.  Once acquired, our management assesses specific industry appropriate strategies to build revenue, enhance margins and contain general and administrative expenses.

The Company has two active wholly-owned subsidiaries operating in two divisions – Titan Global Energy Group and the Communications Division.  Titan Global Energy division includes Appalachian Oil Company, Inc. (“Appco”).  Appco is primarily engaged in the distribution of petroleum fuels and the operation of retail convenience stores. The Communications division consists of Planet Direct Inc., an innovative distributor of prepaid international long distance calling cards.  We are in the process of winding down and or liquidating several other subsidiaries including Oblio Telecom, Inc. (“Oblio”) which was previously a distributor of prepaid international long distance calling cards that ran on a network operated by another subsidiary that we are discontinuing, StartTalk Inc. (“StartTalk”), Titan Wireless Communications, Inc. (“Titan Wireless”), whose primary assets were liquidated in January 2008, Titan Global Brands that includes USA Detergents, Inc. (“USAD”), which was a manufacturer and distributor of value-branded home care products and Titan Apparel Inc, (“Titan Apparel’) which designed and distributed footwear, the Titan Electronics and Homeland Security division including Titan PCB East, Inc. (“Titan East”), whose primary assets were sold in a transaction that closed on August 1, 2008, Titan Electronics Inc. (formerly PCB West, Inc.) whose primary assets were sold in a transaction that closed effective July 18, 2008, and Titan Nexus Inc., which is in the process of being liquidated.

Business Overview

The Company’s business strategy is to create shareholder value in each of its operating divisions, which include energy and communications. The Company may continue to evaluate acquisition, spin-off, and/or divestiture opportunities in its operating divisions. Additionally, the Company may pursue acquisition opportunities in new market segments.

The Company’s business strategy, by division is as follows:

Titan Global Energy Group

Titan Global Energy Group was formed in the fourth quarter of fiscal year 2007. Titan Global Energy Group is a division engaged in the acquisition and management of complementary energy sector assets.

On September 17, 2007 Titan completed the acquisition of Appco. Appco, formed in 1923 and based in Blountville, Tennessee, is a regional petroleum company that owns and operates an extensive petroleum product distribution network that is comprised of 160 dealers in the southeastern United States.  Appco operates 78 convenience store locations in Tennessee, Kentucky, Oklahoma and Virginia.

On October 24, 2008, Titan entered into two stock purchase agreements to purchase all of the outstanding common and preferred stock of Crescent Fuels. The acquisition closed on January 15, 2009.  Crescent Fuels based in Independence, Kansas, is a regional petroleum company that owns and operates an extensive petroleum distribution network that is comprised of 324 dealer locations and 56 store locations in Kansas, Missouri, Oklahoma, Arkansas and Louisiana.

Titan Global Energy Group’s business strategy is to:

•	Integrate the operations and distribution network of Appco and Crescent.
•	Increase conversion of dealer locations to store operations in markets we serve.
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

Titan Communications Division

The business strategy of the communications division is to re-establish the company in the prepaid international calling card distribution business through direct relationships with terminating carriers in destination countries.   Our focus is on the distribution segment of the business not involving providing inbound or outbound termination or end user customer service.  We are developing a new distribution network that ultimately serves independently owned and operated convenience stores through a direct relationship with our owned and operated stores and a network of distributors.  We are currently operating this segment of our business through Planet Direct Inc.

Prior to the creation of Planet Direct, the Company operated Oblio Telecom and StartTalk.  StartTalk provided network support for prepaid international communications products and Oblio distributed prepaid international communications products in independently owned wholesale and retail channels. In the quarter ended February 29, 2008, the Company experienced a significant decrease in sales and collections of outstanding accounts receivable.  Many of the long-standing distributors of Oblio’s products stopped placing orders for new product and stopped sending payments for previously placed orders.  While we are vigorously pursuing legal action against many of these customers, the extended collection process has significantly disrupted the operating cash flow cycle of the prepaid international long distance portion of our communication’s division.  These issues along with losses experienced in its network operations have resulted in the Company ceasing to do business as a terminating communications network provider in the prepaid international long distance market.

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

In our energy division, we recognize sales of petroleum and other items when the title passes to the customer. We recognize the gross amounts earned from sales to wholesale customers as revenues. Shipping and handling costs charged to customers are included in our sales. At November 30, 2008 we had an allowance for doubtful accounts of $31. Actual returns may differ materially from our estimates, and revisions to the allowances may be required from time to time. Sales in our energy division are subject to volatility based on trading prices of petroleum and the competitive forces in our markets.

In the communications division, we recognize sales upon the activation of our prepaid calling cards by our customers.  We provide our customers with a limited right of return.  We record net sales as gross sales less an allowance for returns.  At November 30, 2008, we had a $112 allowance for sales returns.  Actual returns may differ materially from our estimates and revisions to the allowance may be required from time to time.

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

Operating and Non-Operating Expenses

Each division’s operating expenses for the three months ended November 30, 2008 and 2007 are comprised of marketing, general and administrative, certain non-recurring costs and costs related to mergers and acquisitions.

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

Results of Operations

As of November 30, 2008, the Company has a working capital deficit of $51,823 including current assets and current liabilities from discontinued operations, a working capital deficit of $23,820 excluding current assets and current liabilities from discontinued operations and an accumulated deficit of $112,236. The Company generated sales of $78,396 and $90,015 for the three months ended November 30, 2008 and 2007, respectively; and incurred a net loss of $9,529 and $24,473 for the three months ended November 30, 2008 and 2007, respectively.

Three Months Ended November 30, 2008 Compared to the Three Months Ended November 30, 2007

Sales

Energy

Sales decreased $14,333 or 15.9% to $75,682 in the three months ended November 30, 2008 from $90,015 in the three months ended November 30, 2007.  Sales decreased in the energy division due to decreases in the amount of fuel purchased from refiners in Texas and Louisiana and sold to other fuel distributors for nominal margin and a decrease in gallons sold in the Company’s retail locations sold offset by changes in the retail prices of fuel products between the comparable periods.

Communications

Sales increased to $2,714 in the three months ended November 30, 2008 from $0 in the three months ended November 30, 2007. During January 2008, the Company created Titan Communications and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and develop distribution business through direct relationships with terminating carriers in destination countries.

Cost of Sales

Energy

Cost of sales decreased $16,001 or 18.8% to $68,923 in the three months ended November 30, 2008 from $84,924 in the three months ended November 30, 2007. Cost of sales as a percentage of sales was 94.3% compared to 91.1% in the same period in the prior year.  The decrease in cost of sales at Appco due to decreases in the amount of fuel purchased from refiners in Texas and Louisiana and sold to other fuel distributors for nominal margin and a decrease in gallons sold in the Company’s retail locations sold offset by changes in the wholesale prices of fuel products between the comparable periods.

Communications

Cost of sales increased to $2,684 in the three months ended November 30, 2008 from to $0 in the three months ended November 30, 2007. In January 2008, the Company created Titan Communications and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and develop distribution business through direct relationships with terminating carriers in destination countries.

Sales and Marketing

Energy

Sales and marketing expenses increased by $15 to $38 in the three months ended November 30, 2008 from $23 in the three months ended November 30, 2007. This nominal increase is insignificant for explanation.

Communications

Sales and marketing expenses increased to $98 in the three months ended November 30, 2008 from $0 in the three months ended November 30, 2007. In January 2008, the Company created Titan Communications and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and develop distribution business through direct relationships with terminating carriers in destination countries.

General and Administrative Expenses

Energy

General and administrative expenses increased $1,255 or 24.5% to $6,368 for the three months ended November 30, 2008 from $5,113 for the three months ended November 30, 2007. As a percentage of energy sales, general and administrative expense were 8.4% in the three months ended November 30, 2008 compared to 5.7% in the same period in 2007.  The $1,255 increase is due to the inclusion of the operating results of Appco for the full quarter for the three months ending November 30, 2008 and from the acquisition date of September 17, 2007 through November 30, 2007 for the prior comparable period.  Additionally, general and administrative expenses as a percent of sales increased between the comparable periods due to sales of fuel purchased from refiners in Texas and Louisiana and sold to other fuel distributors for nominal margin in the prior period not occurring in the current period.

Communications

General and administrative expenses increased to $648 in the three months ended November 30, 2008 from $0 in the three months ended November 30, 2007. As a percentage of communication sales, general and administrative expense was 24% in the three months ended November 30, 2008.  In January 2008, the Company created Titan Communications and the Pinless Inc. subsidiary dba Planet Direct Inc. Through these subsidiaries, the communications division will further its strategic endeavors in the prepaid international long distance marketplace and develop distribution business through direct relationships with terminating carriers in destination countries

Corporate

General and administrative expenses increased $781 or 191.9% to $1,188 in the three months ended November 30, 2008 from $407 in the three months ended November 30, 2007, an increase of $781.  The increase in corporate general and administrative expenses from the prior year is due primarily to an increase in salaries and wages of $516 and an increase of $156 in professional and consulting expenses. General and administrative expenses as a percentage of sales was 0.6% in the three months ended November 30, 2008 compared to 0.5 % in the same period of the prior year. The prior period included a one time $375 credit in accrued bonus expenses that were not paid. Corporate general and administrative expenses are comprised primarily of salaries and wages, investor relation expenses, professional fees, consulting expenses, travel and insurance expenses.

Amortization Expense

Energy

Amortization expenses increased $14 or 20.3% to $83 in the three months ended November 30, 2008 from $69 in the three months ended November 30, 2007. As a percentage of sales, amortization expense was less than 1%. The increase in amortization expense is due to the inclusion of the operating results of Appco for the full quarter for the three months ending November 30, 2008 and from the acquisition date of September 17, 2007 through November 30, 2007 for the prior comparable period.

Other Income (Expense)

Energy

Interest expense increased $273 or 71.7% to $654 in the three months ended November 30, 2008 from $381 in the three months ended November 30, 2007. As a percentage of Energy sales, interest expense was 0.9% in the three months ended November 30, 2008 compared to 0.4% in the same period in the prior year. The increase in interest expense is partially due to the inclusion of the operating results of Appco for the full quarter for the three months ending November 30, 2008 and from the acquisition date of September 17, 2007 through November 30, 2007 for the prior comparable period and certain annual fees charged by the primary lender in the three months ending November 30, 2008 that were not charged in the comparable prior year period.

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss.  The Energy segment recognized non-cash expense from the change in fair value of its derivative liabilities of $52 in the three months ended November 30, 2008 compared to $176 in non-cash income in the in the three months ended November 30, 2007.

Communications

Interest expense increased to $73 in the three months ended November 30, 2008 compared to $0 in the in the three months ended November 30, 2007. As a percentage of Telecommunications sales, interest expense was 2.7% in the three months ended November 30, 2008. In January 2008, the Company created Titan Communications and began operations in the Company’s Pinless Inc. subsidiary as Planet Direct Inc.

Corporate

Interest expense increased $253 or 102.4% to $500 in the three months ended November 30, 2008 from $247 in the three months ended November 30, 2007. Interest expense is primarily related to the non-cash interest expense of derivative liabilities.

Derivative liabilities are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to the statements of loss.  The Corporate segment recognized non-cash expense from the change in fair value of its derivative liabilities of $3,750 in the three months ended November 30, 2008 compared to $2,241 in non-cash income in the in the three months ended November 30, 2007.

Discontinued operations

During the year ended August 31, 2008, the Company’s management committed to a plan to dispose of certain assets and liabilities of its Telecommunications Division, Electronic Homeland Security Division and its Titan Global Brands division.

A summary of the results of operations are below:

	Three Months Ended
	11/30/2008		11/30/2007
		% of Sales		% of Sales	$ Change	% Change
Sales - Communications division	$-	-	$22,328	69	$(22,328)	-100%
Sales - Electronics and Homeland Security division	(159)	(75)	6,781	21	(6,940)	-102%
Sales - Global Brands division	372	175	3,183	10	(2,811)	-88%
Total sales	213	100	32,292	100	(32,079)	-99%

Cost of sales - Communications division	-	-	18,270	82	(18,270)	-100%
Cost of sales - Electronics and Homeland Security division	239	109	6,120	90	(5,881)	-96%
Cost of sales - Global Brands division	(13)	(3)	3,205	101	(3,218)	-100%
Total cost of sales	226	106	27,595	85	(27,369)	-99%

	(13)	(6)	4,697	15	(4,710)	-100%

Operating expenses:
Sales and marketing	83	39	1,187	4	(1,105)	-93%
General and administrative	402	189	3,239	10	(2,837)	-88%
Bad debt expense	602	283	4,557	14	(3,954)	-87%
Depreciation expense	-	-	95	-	(95)	-100%
Amortization of intangibles	-	-	1,427	4	(1,427)	-100%
Total operating expenses	1,087	511	10,505	32	(9,418)	-90%

Loss from operations	(1,100)	(517)	(5,808)	(18)	4,708	-81%

Other income	20	10	37	-	(17)	-45%
Interest expense	(776)	(364)	(1,006)	(3)	230	-23%
Gain on disposal of assets	276	129	-	-	276	0%
Loss on impairment	-	-	(21,142)	(65)	21,142	-100%
Gain (loss) on value of derivative instruments	(1,366)	(641)	2,126	7	(3,492)	-164%
Loss before provision for income taxes	$(2,946)	(1,383)%	$(25,793)	(79)%	22,847	-89%

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operations, and cash available from borrowings under our revolving credit facilities. We may also generate liquidity from offerings of debt and/or equity in the capital markets. As of November 30, 2008, we had a total of $2,921 in unrestricted cash and cash equivalents, including $10 in cash from discontinued operations. As of November 30, 2008, we also had restricted cash and cash equivalents and short-term investments of $624 that included funds set aside or pledged to secure lines of credit with key suppliers. We believe that our existing cash and investments, liquidity under our revolving credit facility and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months.

We currently intend to seek opportunities to acquire strategic assets that will enhance our holdings in our energy division.  On January 15, 2009, the Company closed on the acquisition of Crescent Fuels. The acquisition of Crescent Fuels increases the Company’s aggregate lines of credit with fuel suppliers and our unleveraged asset base.  Increased lines of credit with fuel suppliers decrease our reliance on financing our working capital needs through our asset based revolving credit facilities.  Increasing unleveraged assets creates more borrowing capacity under our revolving credit facilities.  The combination of these two factors increases the company’s liquidity and financing options and lowers our borrowing costs.  We anticipate financing any purchases of assets, and any related working capital and/or initial operating cost needs, with cash from operations, our existing cash, cash equivalents and short-term investments, borrowings under our revolving credit facility, and proceeds from offerings of debt and/or equity securities. The amounts we may seek to raise through any such offerings may be substantial.

Operating Activities - Cash provided by operating activities was $5,744 ($4,023 from continuing operations and $1,721 from discontinued operations) during the three months ended November 30, 2008 compared to cash used in operating activities of $8,758 ($2,822 used in continuing operations and $5,936 used in discontinued operations) during the three months ended November 30, 2007. The increase in cash provided by operations is due primarily to the decreases in accounts receivable and inventories net of the decrease in accounts payable. Decreases in accounts receivable, inventories and accounts payable were primarily due to lower fuels prices during the three months ended November 30, 2008.

Investing Activities - Cash used in investing activities was $195 ($195 used in continuing operations and $0 used in discontinued operations) during the three months ended November 30, 2008 compared to cash used in investing activities of $31,056 ($30,709 used by continuing operations and $347 used in discontinued operations) during the three months ended November 30, 2007. The decrease in cash used in investing activities is due primarily to $30,000 paid to the sellers of Appco in the three months ended November 30, 2007.

Financing Activities - Cash used in financing activities during the three months ended November 30, 2008 was $5,087 ($3,286 used in continuing operations and $1,801 used in discontinued operations) compared to cash provided by financing activities of $45,534 ($35,755 provided by continuing operations and $9,779 used by discontinued operations) during the three months ended November 30, 2007. The decreases in cash provided from financing activities in the three months ended August 31, 2008 is due primarily to credit line repayments. In the same period last year the Company’s received approximately $35,000 from a sale leaseback transaction, common stock issuance and long-term debt issuance.

Impact of Inflation

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

In the communications division, we recognize sales upon the activation of our prepaid calling cards by our customers.  We provide our customers with a limited right of return.  We record net sales as gross sales less an allowance for returns.  At November 30, 2008, we had a $112 allowance for sales returns.  Actual returns may differ materially from our estimates and revisions to the allowance may be required from time to time.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less to be cash equivalents and consist primarily of interest-bearing bank accounts.

Accounts Receivable

The Company’s accounts receivable are due from a variety of customers. Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are generally due between 7 to 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company performs ongoing credit evaluation of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. The Company determines its allowance by considering a number of factors, including the length of time accounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible. At November 30, 2008, the Company provided an allowance for doubtful accounts totaling $31.

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

The Company has adopted the provisions of SFAS 143 to record the ARO that could be incurred upon the future closure of facilities. Accretion of the ARO on properties from which production has commenced has been calculated using the estimated life of the facility. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. At November 30, 2008, the Company has recorded a liability of $1,424 related to ARO.

Concentration of Credit Risk

The Company generally extends credit to its customers and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectibility of its accounts receivable and considers the following factors when determining collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer’s financial condition. If the financial condition of a customer were to deteriorate, adversely affecting its ability to make payments, an allowance would be required. There are no individual customers that comprise a significant amount of total sales in either the Titan Global Energy group or the communications group in the three months ended November 30, 2008.

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

Advertising

The Company expenses advertising costs when incurred. Advertising expense totaled $136 and $23 for the three months ended November 30, 2008, and 2007, respectively. Advertising expense in discontinued operations totaled $84 and $1,187 for the three months ended November 30, 2008, and 2007, respectively.

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

Loss in excess of investment in USAD

Under Accounting Research Bulletin No. 51 (“ARB No. 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, we deconsolidated USAD as of June 12, 2008, eliminating all future operations from the financial results of operations. Therefore, in accordance with ARB No. 51, we follow the cost method of accounting to record the interest in USAD, our wholly owned subsidiary which declared bankruptcy on June 12, 2008. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when the Company is discharged from the bankruptcy, at which time, any loss in excess of the investment in subsidiary can be recognized into income as discussed below. As a result of the deconsolidation, The Company had a negative basis in its investment in USAD because the subsidiary generated significant losses in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary” is reflected as a single amount on the audited consolidated statement of financial condition as a $12,992 liability as of November 30, 2008. This balance was comprised of a negative investment in USAD. Since USAD results are no longer consolidated and management believes that it is not probable that it will be obligated to fund future operating losses at USAD, any adjustments reflected in USAD financial statements subsequent to June 12, 2008 are not expected to affect the results of operations of the Company. The reversal of our liability into income will occur when either USAD bankruptcy is discharged and the amount of the Company’s remaining investment in USAD is determined or we reach a final settlement in the Bankruptcy Court related to any claims against the Company. The Company will continue to evaluate our cost method investment in USAD quarterly to review the reasonableness of the liability balance.

Stock Based Compensation

Effective September 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised 2004), “Share Based Payment” using the modified-prospective method. Under SFAS 123(R), stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended November 30, 2007 includes compensation expense for stock-based payment awards of $18.

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

Fair Value of Financial Instruments

SFAS No. 157 defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. We use fair value measurements to measure, among other items, purchased assets and investments, leases and derivative contracts. We also use them to assess impairment of properties, plants, and equipment, intangible assets, and goodwill. The Statement does not apply to share-based payment transactions and inventory pricing. SFAS No. 157 is effective for the Company’s financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position 157-2, Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities held by the Company include asset retirement obligations, assets held for sale, goodwill, and trade names.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) to active markets for identical assets and liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exits, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

At November 30, 2008, the carrying amount of the Company's cash and cash equivalents, accounts receivable, long-term debt, redeemable preferred stock, lines of credit and accounts payable, approximates their estimated fair values due to the market rates and short-term maturities of those financial instruments using Level 1 observable inputs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not adequate and effective to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The matters identified are with regard to insufficient documentation of our board of directors meetings, insufficient maintenance of stock option and warrant grant documents, inadequate documentation of processes and procedures surrounding our system of internal controls, inadequate maintenance of executed copies of corporate documents from debt agreements and lack of proper segregation of duties in the cash disbursements processing cycle. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

Changes in internal controls: The Company continued strengthening its system of internal controls during the first quarter of fiscal 2009. During the later half of our fiscal 2008, we consolidated the accounting function for our discontinued operations in our corporate headquarters in Richardson, Texas.  This consolidation process continued through the first quarter of 2009 as we added additional accounting resources to facilitate proper segregation of duties, implement additional review procedures and improve the monthly and quarterly reconciliation process.  There have been no other changes in the Company’s internal control over financial reporting during the three months ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unless otherwise indicated, all numbers (except per share amounts) presented under this Item 1 are stated in thousands.

ACE TECH CIRCUIT CO., LTD.
On or about September 2008, the Company was notified of a collections lawsuit filed by Ace Tech Circuit Co., Ltd. ("Ace Tech").  The lawsuit alleges the Company is the dba of its subsidiary Titan PCB West and Titan Electronics.  Ace Tech is seeking approximately $459 for alleged failure to pay for delivered product. The Company has accrued $422 of the amounts alleged to be due in its accounts payable as of November 30, 2008 and is disputing the difference of $37.

ADVANCED SURFACE FINISHING
In July 2008, the Company's subsidiary Titan PCB West n/k/a Titan Electronics, Inc. (“Titan Electronics”) was notified of a collections lawsuit and a writ of attachment granted to Advanced Surface Finishing ("AFS").  AFS is seeking approximately $143 from Titan Electronics for alleged failure to pay for delivered product. The Company has accrued $58 of the amounts alleged to be due in its accounts payable as of November 30, 2008 and is disputing the difference of $85.

ALLSTATE PRINTING & PACKAGING, INC
On March 25, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Allstate Printing & Packaging, Inc. (“Allstate”). Allstate is seeking $86 for alleged unpaid invoices for services rendered in Passaic County: Superior Court, NJ. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at November 30, 2008.

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

CLIFTON PREPAID COMMUNICATIONS CORP.
On August 21, 2007, Oblio filed suit against Clifton Prepaid Communications Corp., Clifton Pre-Paid Corp, and Aref Aref (collectively “Clifton”) for non-payment of invoices related to services rendered in the District Court, 199th Judicial District, Collin County, Texas. Oblio seeks $2,199 in payment plus pre-judgment interest, post judgment interest at the maximum lawful rate from July 30, 2007 until judgment at the rate of six percent per annum, and reasonable and necessary attorney fees and costs. Oblio also obtained Writs of Garnishment against Clifton’s funds on deposit with Bank of America, N.A. and J.P. Morgan Chase Bank.  As a result of the Writs of Garnishment, Oblio trapped approximately $140 in Clifton’s bank accounts.  Clifton has unsuccessfully attempted to dissolve the Writ of Garnishment.  On September 22, 2008, the district court entered a final judgment against Clifton Prepaid Communications Corp. and Clifton Pre-Paid Corp. in the amount of approximately $2,500.  The final judgment did not include Aref Aref because two weeks prior to trial, Aref Aref filed for personal bankruptcy in an effort to thwart Oblio’s collection efforts.  On or about October 1, 2008, the district court entered judgment in the bankruptcy action directing Bank of America, N.A. and J.P. Morgan Chase Bank to release the garnished funds to Oblio, which was received on December 8, 2008. As of November 30, 2008, the Company has fully reserved and allowed for the $2,199 in accounts receivable from Clifton less the amounts captured in the Writ of Garnishment.

FASTPRINT CIRCUIT TECHNOLOGIES
In August 2008, the Company was notified of a collections lawsuit filed by Fastprint Circuit Technologies (“Fastprint”).  Fastprint is in the process of amending its lawsuit to name the Company's subsidiary Titan Electronics as the defendant.  No specific demand has been made although Fastprint seeks damages for alleged failure to pay for delivered product.

GEOTEL INTERNATIONAL, LC
On January 31, 2008, the Company’s subsidiary, StartTalk, was notified, via a process server, that it was being sued by Geotel International, LC (“Geotel”). Geotel is seeking $73 for alleged unpaid invoices for services rendered in Miami-Dade County: Circuit Court, FL. This action is currently pending. The Company has accrued the amounts alleged to be due in its accounts payable at November 30, 2008.

HAWAII GLOBAL EXCHANGE, INC. AND TRANSPAC TELECOM, INC.
On December 21, 2007, the Company’s subsidiary Oblio, filed a lawsuit against Hawaii Global in 162nd Judicial District Court of Dallas County, Texas.  Oblio sought to recover $1,319 for unpaid product.  Hawaii Global then removed the lawsuit to the United States District Court for the Northern District of Texas.  Hawaii Global then moved to dismiss the Texas lawsuit based upon lack of personal jurisdiction and in the alternative to transfer the Texas lawsuit to the United States District Court of Hawaii.  The District Court denied Hawaii Global’s motion to dismiss and or transfer.  On January 29, 2008, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Hawaii Global Exchange, Inc. and Transpac Telecom, Inc. (“Transpac”). Transpac is alleging violation of the Communications Act, breach of oral contract, promissory estoppel, and intentional interference with contractual relations and/or prospective economic advantage in US District Court, HI. Oblio then filed a motion to dismiss the Hawaii lawsuit based upon lack of personal jurisdiction or, in the alternative, to transfer the Hawaii lawsuit to Texas.  Although Hawaii Global and Transpac have opposed the motion to dismiss, they have consented to the transfer of the Hawaii lawsuit to the Northern District of Texas.  The Hawaii lawsuit has been transferred and consolidated with the Texas Lawsuit.  Hawaii Global has joined the Company, Bryan Chance, Kurt Jensen, Frank Crivello, and David Marks as parties to the lawsuit. The Company disputes these allegations and will defend itself, and Management is unable to estimate the ultimate liability, if any, related to this claim at November 30, 2008. As of November 30, 2008, the Company has fully reserved and allowed for the $1,319 in accounts receivable from Hawaii Global.

ILDN WEST, LLC
On January 5, 2009, the Company and its subsidiaries, Oblio, Titan Communications and Planet Direct were notified that it was being sued by ILDN West, LLC (“ILDN”).  ILDN is seeking $239 for alleged unpaid invoices for services rendered in Los Angeles County: Superior Court, California.  This action is currently pending.  The Company has accrued the amounts alleged to be due in its accounts payable as of November 30, 2008.

INTERNATIONAL ELECTRONIC COMPONENTS USA
In or about September 2008, the Company was notified of a collections lawsuit filed by International Electronic Components USA ("IEC") against the Company and its subsidiary Titan PCB West and several individuals.  IEC obtained a writ of attachment against subsidiary Titan PCB West.  IEC alleges the Company is the alter ego of its subsidiary Titan PCB West and is seeking approximately $235 for alleged failure to pay for delivered product.  A motion to quash service of summons and complaint as against the Company has been filed. The Company has accrued the amounts alleged to be due in its accounts payable at November 30, 2008.

LANHAM ACT LAWSUIT
On February 15, 2008, Oblio filed a lawsuit in the United States District Court for the Northern District of Texas against various individuals and entities alleging trademark infringement under the Lanham Act.  Many of the defendants have filed motion to dismiss which are currently pending before the Court.

LATIN AMERICAN VOIP, INC
On December 26, 2007, the Company and its subsidiaries, Oblio and StartTalk were notified, via a process server, that it was being sued by Latin American VOIP, Inc (“Latin American VOIP”).  Latin American VOIP is seeking $723 for alleged unpaid invoices for services rendered in Palm Beach County: Circuit Court, Florida.  This action is currently pending.  The Company has accrued $630 of the amounts alleged to be due in its accounts payable as of November 30, 2008 and is disputing the difference of $93. On December 17, 2008, the plaintiff, Latin American VOIP, voluntarily dismissed without prejudice all of its claims against the defendants.

LEVEL 3 COMMUNICATIONS, LLC
On November 2, 2007, the Company’s subsidiary, Oblio, was notified, via a process server, that it was being sued by Level 3 Communications, LLC (“Level 3”). Level 3 is seeking $2,379 for alleged unpaid invoices for services rendered in Broomfield County: District Court, CO. On May 14, 2008, Oblio entered into an Agreed Judgment in the amount of $2,042.  As of November 30, 2008, Oblio has accrued the amount of the Agreed Judgment in accounts payable.

PALPILOT
In August 2008, the Company's subsidiary Titan PCB West f/k/a Titan EMS was notified of a collections lawsuit filed by Palpilot.  Palpilot is seeking approximately $99 for alleged failure to pay for delivered product. The Company has accrued the amounts alleged to be due in its accounts payable at November 30, 2008.

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

TOUCH TELL, INC.
On December 21, 2007, Oblio filed suit in Dallas County, Texas, against Touch Tell, Inc. (“Touch Tell”) for $1,300 in unpaid product.  Oblio also initially obtained a pre-judgment Writ of Garnishment against Touch Tell’s bank trapping $1,300.  Touch Tell filed a counterclaim that claims that after allowing for credits, deactivations, and returns, Oblio owes Touch Tell approximately $268.  Touch Tell successfully reduced the amount of the garnishment to $477.  At November 30, 2008, Oblio has recorded accounts receivable from TouchTell equal to the garnishment of $477. No amounts have been recorded or accrued related to the counter-claim.

WESTERN PRINT & MAIL, LLC
On January 25, 2008, the Company’s subsidiary Titan Wireless was notified, via a process server, that it and Ready Mobile, LLC were being sued by Western Print & Mail, LLC (“Western”). Western is seeking $71 including late charges from Ready Mobile, LLC. Western is seeking $183 from Titan Wireless, which includes the $71 from Ready Mobile, LLC and $112 including late charges from Titan Wireless, for alleged unpaid invoices for services rendered in Iowa District Court for Linn County. This action is currently pending.  The Company has not accrued any amounts related to the charges incurred by Ready Mobile, LLC. As per the asset purchase agreement with Ready Mobile, LLC, this liability was not assumed, and therefore is not a responsibility of the Company. In addition, the Titan Wireless liability was assumed by Boomerang Wireless, Inc. on January 25, 2008 with the sale of certain CMDA assets.

OTHER LEGAL MATTERS
As of November 30, 2008, the Company has fully reserved and allowed (through its allowance for doubtful accounts $15,736 and its allowance for sales returns $3,672) $19,408 in accounts receivable recorded for the communications operations classified as discontinued operations associated with the  matters referenced above, including Clifton.

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